Form 10-Q
period 2017-09-30
PS BUSINESS PARKS INC/CA
filed 2017-10-27
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

Yes ☐ No ☒

As of October 23, 2017, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,251,037.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Cash and cash equivalents	$132,658	$128,629

Real estate facilities, at cost
Land	789,227	789,227
Buildings and improvements	2,254,663	2,224,522
	3,043,890	3,013,749
Accumulated depreciation	(1,219,314)	(1,158,054)
	1,824,576	1,855,695
Property held for disposition, net	—	909
Land and building held for development	29,252	27,028
	1,853,828	1,883,632
Investment in and advances to unconsolidated joint venture	96,593	67,190
Rent receivable, net	2,203	1,945
Deferred rent receivable, net	31,670	29,770
Other assets	8,779	8,205

Total assets	$2,125,731	$2,119,371

LIABILITIES AND EQUITY

Accrued and other liabilities	$82,618	$78,657
Preferred stock called for redemption	220,000	230,000
Total liabilities	302,618	308,657
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
35,590 and 35,190 shares issued and outstanding at
September 30, 2017 and December 31, 2016, respectively	889,750	879,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,251,037 and 27,138,138 shares issued and outstanding at
September 30, 2017 and December 31, 2016, respectively	272	271
Paid-in capital	735,714	733,671
Accumulated earnings (deficit)	60	(433)
Total PS Business Parks, Inc.’s shareholders’ equity	1,625,796	1,613,259
Noncontrolling interests	197,317	197,455
Total equity	1,823,113	1,810,714
Total liabilities and equity	$2,125,731	$2,119,371

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Rental income	$100,481	$97,340	$300,342	$289,272

Expenses
Cost of operations	31,679	30,796	92,962	92,440
Depreciation and amortization	23,759	24,631	70,465	74,886
General and administrative	1,745	2,970	7,019	11,982
Total operating expenses	57,183	58,397	170,446	179,308

Operating income	43,298	38,943	129,896	109,964
Interest and other income	212	206	599	940
Interest and other expense	(503)	(155)	(972)	(5,507)
Equity in loss of unconsolidated joint venture	(376)	—	(758)	—
Gain on sale of real estate facility	—	—	1,209	—
Gain on sale of development rights	—	—	3,865	—
Net income	42,631	38,994	133,839	105,397
Allocation to noncontrolling interests	(4,866)	(5,315)	(18,610)	(13,495)
Net income allocable to PS Business Parks, Inc.	37,765	33,679	115,229	91,902
Allocation to preferred shareholders based upon
Distributions	(12,590)	(13,833)	(38,472)	(41,498)
Redemptions (Note 9)	(6,900)	—	(6,900)	—
Allocation to restricted stock unit holders	(137)	(128)	(582)	(387)
Net income allocable to common shareholders	$18,138	$19,718	$69,275	$50,017

Net income per common share
Basic	$0.67	$0.73	$2.55	$1.85
Diluted	$0.66	$0.72	$2.53	$1.84

Weighted average common shares outstanding
Basic	27,226	27,103	27,192	27,076
Diluted	27,427	27,201	27,399	27,166

Dividends declared per common share	$0.85	$0.75	$2.55	$2.25

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(In thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity	Interests	Equity
Balances at December 31, 2016	35,190	$879,750	27,138,138	$271	$733,671	$(433)	$1,613,259	$197,455	$1,810,714
Issuance of preferred stock, net of
issuance costs	9,200	230,000	—	—	(7,775)	—	222,225	—	222,225
Redemption of preferred stock,
net of issuance costs	(8,800)	(220,000)	—	—	6,900	(6,900)	(220,000)	—	(220,000)
Issuance of common stock in
connection with stock-based
compensation	—	—	112,899	1	3,991	—	3,992	—	3,992
Stock compensation, net	—	—	—	—	2,673	—	2,673	—	2,673
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(3,865)	—	(3,865)	—	(3,865)
Net income	—	—	—	—	—	115,229	115,229	18,610	133,839
Distributions
Preferred stock	—	—	—	—	—	(38,472)	(38,472)	—	(38,472)
Common stock	—	—	—	—	—	(69,364)	(69,364)	—	(69,364)
Noncontrolling interests	—	—	—	—	—	—	—	(18,629)	(18,629)
Adjustment to noncontrolling interests
in the OP	—	—	—	—	119	—	119	(119)	—
Balances at September 30, 2017	35,590	$889,750	27,251,037	$272	$735,714	$60	$1,625,796	$197,317	$1,823,113

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Nine Months
	Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$133,839	$105,397
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	70,465	74,886
Tenant improvement reimbursements, net of lease incentives	(1,654)	(1,253)
Equity in loss of unconsolidated joint venture	758	—
Gain on sale of real estate facility	(1,209)	—
Gain on sale of development rights	(3,865)	—
Stock compensation	3,255	8,933
Amortization of financing costs	338	391
Other, net	4,125	1,259
Total adjustments	72,213	84,216
Net cash provided by operating activities	206,052	189,613
Cash flows from investing activities
Capital expenditures to real estate facilities	(38,709)	(24,230)
Capital expenditures to land and building held for development	(2,224)	—
Investment in and advances to unconsolidated joint venture	(30,161)	(28,800)
Acquisition of real estate facilities	—	(12,628)
Proceeds from sale of real estate facilities	2,144	—
Proceeds from sale of development rights	2,400	—
Net cash used in investing activities	(66,550)	(65,658)
Cash flows from financing activities
Borrowings on credit facility	170,000	116,000
Repayment of borrowings on credit facility	(170,000)	(56,000)
Repayment of mortgage note payable	—	(250,000)
Payment of financing costs	(778)	—
Proceeds from the exercise of stock options	3,992	2,956
Net proceeds from the issuance of preferred stock	222,225	—
Redemption of preferred stock	(230,000)	—
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(3,865)	(1,940)
Cash paid to restricted stock unit holders	(582)	—
Distributions paid to preferred shareholders	(38,472)	(41,498)
Distributions paid to common shareholders	(69,364)	(60,932)
Distributions paid to noncontrolling interests	(18,629)	(16,437)
Net cash used in financing activities	(135,473)	(307,851)
Net increase (decrease) in cash and cash equivalents	4,029	(183,896)
Cash and cash equivalents at the beginning of the period	128,629	188,912
Cash and cash equivalents at the end of the period	$132,658	$5,016

Supplemental schedule of non-cash investing and financing activities
Adjustment to noncontrolling interests in OP
Noncontrolling interests	$(119)	$1,613
Paid-in capital	$119	$(1,613)
Preferred Redemption Allocation
Paid-in capital	$6,900	$—
Accumulated earnings (deficit)	$(6,900)	$—
Preferred stock called for redemption
Preferred stock called for redemption and reclassified to liabilities	$220,000	$—
Preferred stock called for redemption and reclassified from equity	$(220,000)	$—

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of September 30, 2017, PSB owned 78.0% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interest.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS would own 41.9% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of  September 30, 2017, the Company owned and operated 28.0 million rentable square feet of commercial space in six states and a 95.0% interest in 395 apartments. The Company also manages 684,000 rentable square feet on behalf of PS.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Consolidation and equity method of accounting

We consider entities to be Variable Interest Entities (“VIEs”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or the equity holders as a group do not have a controlling financial interest. A limited partnership is also generally considered a VIE if the limited partners do not participate in operating decisions. We consolidate VIEs when we are the primary beneficiary, generally defined as having (i) the power to direct the activities most significantly impacting economic performance and (ii) either the obligation to absorb losses or the right to receive benefits from the VIE.

We account for investments in entities that are not VIEs that we have significant influence over, but do not control, using the equity method of accounting.  At September 30, 2017, we have an interest in a joint venture engaged in the development and operation of residential real estate, which we account for using the equity method of accounting. See Note 4 for more information on this entity.

PS, the sole limited partner in the OP, has no power to direct the activities of the OP. We are the primary beneficiary of the OP. Accordingly, we consider the OP a VIE and consolidate it. Substantially all of our assets and liabilities are held by the OP.

Noncontrolling interests

The PS OP Interest represents PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units. See note 7 for further information.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Tenant receivables are net of an allowance for estimated uncollectible accounts totaling $400,000 at September 30, 2017 and December 31, 2016. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $910,000 and $916,000 at September 30, 2017 and December 31, 2016, respectively.

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

Property held for disposition or development

Real estate is classified as held for disposition when the asset is being marketed for sale and we expect that a sale is likely to occur in the next 12 months. Real estate is classified as held for development when it is likely that it will be developed to an alternate use and no longer used in its present form. Property held for development or disposition is not depreciated.

Intangible assets/liabilities

When we acquire facilities, an intangible asset is recorded for leases where the in-place rent is higher than market rents, and an intangible liability is recorded where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term.

We have no material intangible assets or liabilities for any periods presented.

Evaluation of asset impairment

We evaluate our real estate and finite-lived intangible assets for impairment each quarter. If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal.

We evaluate our investment in our unconsolidated joint venture on a quarterly basis. We record an impairment charge to the extent the carrying amount exceeds estimated fair value, when we believe any such shortfall is other than temporary.

No impairments were recorded in any of our evaluations for any period presented herein.

Stock compensation

All share-based payments to employees, including grants of employee stock options, are recognized as stock compensation in the Company’s consolidated statements of income based on their fair values at the beginning of the service period. See Note 11.

Accrued and other liabilities and other assets

Accrued and other liabilities consist primarily of rents prepaid by our tenants, trade payables, property tax accruals, accrued payroll and contingent loss accruals when probable and estimable. We disclose the nature of significant unaccrued losses that are reasonably possible of occurring and, if estimable, a range of exposure. Other assets are comprised primarily of prepaid expenses. We believe the fair value of our accrued and other liabilities and other assets approximate book value, due to the short period until settlement.

Revenue recognition

Revenue is recognized with respect to contractual arrangements when persuasive evidence of an arrangement exists; the delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the lease term, with the excess of cumulative rental income recognized over the cumulative rent billed for the lease term reflected as “deferred rent receivable” on our consolidated balance sheets. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred. Property management fees are recognized in the period earned.

Costs incurred in acquiring tenants (primarily tenant improvements and lease commissions) are capitalized and amortized over the lease period.

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

General and administrative expenses

General and administrative expenses include executive and other compensation, corporate office expenses, professional fees, acquisition transaction costs, state income taxes and other such costs that are not directly related to the operation of our real estate facilities.

Income taxes

We have elected to be treated as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we do not incur federal income tax if we distribute 100% of our REIT taxable income each year, and if we meet certain organizational and operational rules. We believe we have met these REIT requirements for all periods presented herein. Accordingly, we have recorded no federal income tax expense related to our REIT taxable income.

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of September 30, 2017, we did not recognize any tax benefits for uncertain positions.

Accounting for preferred equity issuance costs

We record issuance costs as a reduction to paid-in capital on our consolidated balance sheets at the time the preferred securities are issued and reflect the carrying value of the preferred equity at its redemption value. An additional allocation of income is made from the common shareholders to the preferred shareholders in the amount of the original issuance costs, and we reclassify the redemption value from equity to liabilities when we call preferred shares for redemption.

Net income per common share

Notwithstanding the presentation of income allocations on our consolidated statements of income, net income is allocated to (a) preferred shareholders, for distributions paid, (b) preferred shareholders, to the extent redemption value exceeds the related carrying value (a “Preferred Redemption Allocation”) and (c) restricted share unit holders, for non-forfeitable dividends paid adjusted for participation rights in undistributed earnings. The remaining net income is allocated to the common partnership units and our common shareholders, respectively, based upon the pro-rata aggregate number of units and shares outstanding.

Basic and diluted net income per common share are each calculated based upon net income allocable to common shareholders, divided by (i) in the case of basic net income per common share, weighted average common shares and (ii) in the case of diluted income per share, weighted average common shares adjusted for the impact, if dilutive, of stock compensation awards outstanding (Note 11).

The following tables set forth the calculation of the components of our basic and diluted income per share that are not reflected on the face of our consolidated statements of income, including the allocation of income to common shareholders and common partnership units, the percentage of weighted average shares and common partnership units, as well as basic and diluted weighted average shares (in thousands):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Calculation of net income allocable to common shareholders
Net income	$42,631	$38,994	$133,839	$105,397
Less net income allocated to
Preferred shareholders based upon distributions	(12,590)	(13,833)	(38,472)	(41,498)
Preferred shareholders based upon redemptions	(6,900)	—	(6,900)	—
Restricted stock unit holders	(137)	(128)	(582)	(387)
Net income allocable to common shareholders
and noncontrolling interests	23,004	25,033	87,885	63,512
Net income allocation to noncontrolling interests	(4,866)	(5,315)	(18,610)	(13,495)
Net income allocable to common shareholders	$18,138	$19,718	$69,275	$50,017

Calculation of common partnership units as a percentage of common share equivalents
Weighted average common shares outstanding	27,226	27,103	27,192	27,076
Weighted average common partnership units outstanding	7,305	7,305	7,305	7,305
Total common share equivalents	34,531	34,408	34,497	34,381
Common partnership units as a percent of common
share equivalents	21.2%	21.2%	21.2%	21.2%

Weighted average common shares outstanding
Basic weighted average common shares outstanding	27,226	27,103	27,192	27,076
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	201	98	207	90
Diluted weighted average common shares outstanding	27,427	27,201	27,399	27,166

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2016 and in order to conform to the 2017 presentation, including reclassifying management fee income totaling $130,000 and $389,000 for the three and nine months ended September 30, 2016 into “interest and other income” on our consolidated statements of income.

Recently issued accounting standards

In May 2014 and February 2016, the Financial Accounting Standards Board issued two Accounting Standards Updates (“ASU”s), ASU 2014-09, Revenue from Contracts with Customers (the “Revenue Standard”), and ASU 2016-02, Leases (the “Lease Standard”). These standards apply to substantially all of our revenue generating activities, as well as provide a model to account for the disposition of real estate facilities to non-customers, which is governed under ASU 2017-05.

The Lease Standard will direct how we account for payments from the elements of our leases that are generally fixed and determinable at the inception of the lease (“Fixed Lease Payments”) while the Revenue Standard will direct how we account for the non-lease components of our lease contracts, primarily expense reimbursements (“Non-Lease Payments”) and the accounting for the disposition of real estate facilities.

The Revenue Standard is effective on January 1, 2018, and generally requires that revenue from Non-Lease Payments be based upon the consideration expected from our tenants, and be recognized under various methods depending upon the nature of the underlying expense and the contractual reimbursement arrangement. The standard permits either the retrospective (restatement) method or cumulative effects transition method and allowed for early adoption on January 1, 2017, which we did not elect. We expect to use the cumulative effects transition method, which will result in an adjustment to our retained earnings effective January 1, 2018 for the cumulative impact of the standard as of December 31, 2017. We do not expect this standard to have a material impact on our accounting for our facility management fees for property management services provided to PS or the disposition of real estate facilities as our accounting policy is consistent with the provisions of the standard. Rental income from leasing arrangements is a substantial portion of our revenues and is specifically excluded from the Revenue Standard and will be governed by the Lease Standard. In conjunction with the adoption of the Lease Standard, we are currently evaluating the impact of the standard as it relates to Non-Lease Payments.

The Lease Standard is effective on January 1, 2019. The standard provides definitional guidance of what constitutes a lease, requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting. For leases in which we are the lessor, we are required to account for Fixed Lease Payments on a straight-line basis, with the expected fixed payments recognized ratably over the term of the lease. The standard also requires capitalization of only the incremental costs incurred in executing each particular lease, such as legal fees to draft a lease or commissions based upon a particular lease. Costs that would have been incurred regardless of lease execution, such as allocated costs of internal personnel, are not capitalized. For most leases with a term of greater than 12 months, in which we are the lessee, the present value of future lease payments will be recognized on our balance sheet as a right-of-use asset and related labiality. As of September 30, 2017, the remaining contractual payments under our ground lease agreements aggregated $282,000. The standard requires a modified retrospective transition approach for all leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements on the date of initial application and allowed early adoption, which we did not elect. We do not expect that the Lease Standard will impact our accounting for Fixed Lease Payments, because our accounting policy is currently consistent with the provisions of the standard. We are currently evaluating the impact of the standard as it relates to the capitalization of costs associated with executed leases.

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

In November, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires the statements of cash flows to explain the change during the period in the total cash, cash equivalents, restricted cash and restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheets and disclose the nature of the restrictions. The guidance is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. The guidance must be adopted using a modified retrospective approach. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In January, 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. Under the new guidance, a set of transferred assets and activities is not a business when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, which we believe will apply to substantially all of our future acquisitions of real estate facilities. Previously, such acquisitions were considered the acquisition of a business, and transaction costs of such acquisitions were expensed as incurred. Under the new guidance, transaction costs will instead be capitalized as part of the purchase price. This standard is effective for fiscal years beginning after December 15, 2017. We early adopted the standard on January 1, 2017; however, the adoption had no effect because we have not acquired any facilities since January 1, 2017.

3. Real estate facilities

The activity in real estate facilities for the nine months ended September 30, 2017 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2016	$789,227	$2,224,522	$(1,158,054)	$1,855,695
Capital expenditures	—	39,321	—	39,321
Disposals	—	(9,180)	9,180	—
Depreciation and amortization	—	—	(70,465)	(70,465)
Transfer to properties held for disposition	—	—	25	25
Balances at September 30, 2017	$789,227	$2,254,663	$(1,219,314)	$1,824,576

The purchase price of acquired properties is allocated to land, buildings and improvements (including tenant improvements, unamortized lease commissions, acquired in-place lease values and tenant relationships, if any), intangible assets and intangible liabilities (see Note 2), based upon the relative fair value of each component, which are evaluated independently.

We must make significant assumptions in determining the fair value of assets acquired and liabilities assumed, which can affect the recognition and timing of revenue and depreciation and amortization expense. The fair value of land is estimated based upon, among other considerations, comparable sales of land within the same region. The fair value of buildings and improvements, tenant improvements and unamortized lease commissions are based on current market replacement costs and other market information. The amount recorded to acquired in-place leases is determined based on management’s assessment of current market conditions and the estimated lease-up periods for the respective spaces.

On May 1, 2017, the Company disposed of Empire Commerce, a two-building single-story office park comprising 44,000 square feet, located in Dallas, Texas, for net proceeds of $2.1 million, which resulted in a net gain of $1.2 million.

On March 31, 2017, the Company sold development rights it held to build medical office buildings on land adjacent to its Westech Business Park in Silver Spring, Maryland for $6.5 million. The Company had acquired the development rights as part of its 2006 acquisition of the park. The Company has received net proceeds of $3.9 million, of which $1.5 million was received in prior years and $2.4 million was received in March, 2017. The Company recorded a gain of $3.9 million related to the net proceeds received through September 30, 2017, which are non-refundable. The Company will report an additional gain of $2.5 million when the final proceeds are received in the fourth quarter of 2017 and the remaining contingencies have lapsed.

As of September 30, 2017, we have commitments, pursuant to executed leases, to spend $12.7 million in transaction costs, which include tenant improvements and lease commissions.

4. Investment in and advances to unconsolidated joint venture

In 2013, the Company entered into a joint venture known as Amherst JV LLC (the “Joint Venture”) with an unrelated real estate development company (the “JV Partner”) for the purpose of developing a 395-unit multi-family building on a five-acre site (the “Project”) within the Company’s 628,000 square foot office park located in Tysons, Virginia (known as “The Mile”).  We hold a 95.0% interest in the Joint Venture with the remaining 5.0% held by the JV Partner. The JV Partner is responsible for the development and construction of the Project, as well as the leasing and operational management of the Project. We do not control the Joint Venture, when considering, among other factors, that the consent of our JV Partner is required for all significant decisions. Accordingly, we account for our investment using the equity method.

On  October 5, 2015 (the “Contribution Date”), the Company contributed the site and improvements to the Joint Venture. We provide the Joint Venture with a construction loan in the amount of $75.0 million bearing interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The loan will mature on April 5, 2019 with two one-year extension options.

The aggregate amount of development costs are estimated to be $105.6 million (excluding unrealized land appreciation). The Company is committed to funding $75.0 million through the construction loan in addition to its equity contribution of $28.5 million, which includes a  land basis of $15.3 million. The Project delivered its first completed units in May, 2017, with final completion date of the overall Project expected during the fourth quarter of 2017.

We have reflected the aggregate cost of the contributed site and improvements,  our equity contributions and loan advances,  as well as capitalized third party interest we incurred as investment in and advances to unconsolidated joint venture. The Company’s investment in and advances to unconsolidated joint venture was $96.6 million and $67.2 million as of September 30, 2017 and December 31, 2016, respectively. For the nine months ended September 30, 2017,  we made loan advances of $29.7 million and capitalized $506,000 of interest. For the nine months ended September 30, 2016, the Company made loan advances to the Joint Venture of $22.3 million, capital contributions of $5.7 million and capitalized $854,000 of interest.

As of September 30, 2017, all 395 units have been completed. During the three and nine months ended September 30, 2017, the Company recorded an equity loss in the unconsolidated joint venture of $376,000 and $758,000, respectively.

5. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of September 30, 2017 (in thousands):

Remainder of 2017	$75,498
2018	267,885
2019	196,801
2020	133,240
2021	92,451
Thereafter	168,364
Total	$934,239

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $22.6 million and $20.3 million for the three months ended September 30, 2017 and 2016, respectively, and $68.4 million and $61.6 million for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.0% of total leased square footage are subject to termination options, of which 1.2% of total leased square footage have termination options exercisable through December 31, 2017. In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

6. Bank loans

We have a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on the LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). We paid $613,000 of loan origination costs in January, 2017. The Company had no balance outstanding on the Credit Facility at September 30, 2017 and December 31, 2016.  Subsequent to September 30, 2017, the Company borrowed net $80.0 million on the Credit Facility. The Company had $979,000 and $539,000 of unamortized loan origination costs as of September 30, 2017 and December 31, 2016, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with as of September 30, 2017. Interest on outstanding borrowings is payable monthly.

7. Noncontrolling interests

Noncontrolling interests represent 7,305,355 common partnership units of the OP owned by PS. Each common partnership unit receives a cash distribution equal to the dividend paid on our common shares and is redeemable at PS’s option.

If PS exercises its right of redemption, at PSB’s option (a) PS will receive one common share from us for each common partnership unit redeemed, or (b) PS will receive cash from us for each common partnership unit generally equal to the market value of a common share (as defined in the Operating Partnership Agreement). We can prevent redemptions that we believe would violate either our articles of incorporation or securities laws, cause PSB to no longer qualify as a REIT, or could result in the OP no longer being treated as a partnership for federal tax purposes.

In allocating net income and presenting equity, we treat the common partnership units as if converted to common shares. Accordingly, they receive the same net income allocation per unit as a common share and are adjusted each period to have the same equity per unit as a common share.

8. Related party transactions

We manage industrial, office and retail facilities in the U.S. for PS under both the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). The PS Management Agreement can be cancelled by either party with seven years notice. Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues. Management fee revenues were $126,000 and $130,000 for the three months ended September 30, 2017 and 2016, respectively, and $378,000 and $389,000 for the nine months ended September 30, 2017 and 2016, respectively. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $134,000 and $142,000 for the three months ended September 30, 2017 and 2016, respectively, and $401,000 and $416,000 for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in “interest and other income” on our consolidated statements of income.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS also provides property management services for the self-storage component of two assets we own, that are located in Florida and operate under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were $24,000 and $22,000 for the three months ended September 30, 2017 and 2016, respectively, and $69,000 and $64,000 for the nine months ended September 30, 2017 and 2016, respectively. Additionally, PS allocated certain operating expenses to us related to the management of these properties, including payroll and other business expenses, totaling $54,000 and $156,000 for the three and nine months ended September 30, 2017, respectively, and $49,000 and $153,000 for the three and nine months ended September 30, 2016, respectively. These amounts are included under “cost of operations” on our consolidated statements of income.

Pursuant to a cost sharing and administrative services agreement, we and PS share certain administrative services and corporate office space, which are allocated between the Company and PS in accordance with a methodology intended to fairly allocate those costs. Costs allocated to the Company totaled $132,000 and $123,000 for the three months ended September 30, 2017 and 2016, respectively, and $397,000 and $370,000 for the nine months ended September 30, 2017 and 2016, respectively. Costs allocated to PS totaled $8,000 and $23,000 for the three and nine months ended September 30, 2017, respectively.

The Company had net amounts due to PS of $30,000 and due from PS of $295,000 at September 30, 2017 and December 31, 2016, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity

Preferred stock

As of September 30, 2017 and December 31, 2016, the Company had the following series of preferred stock outstanding:

				September 30, 2017		December 31, 2016
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series T	May, 2012	May, 2017	6.00%	5,200	$130,000	14,000	$350,000
Series U	September, 2012	September, 2017	5.75%	9,200	230,000	9,200	230,000
Series V	March, 2013	March, 2018	5.70%	4,400	110,000	4,400	110,000
Series W	October, 2016	October, 2021	5.20%	7,590	189,750	7,590	189,750
Series X	September, 2017	September, 2022	5.25%	9,200	230,000	—	—
Total				35,590	$889,750	35,190	$879,750

During September, 2017, we called for a partial redemption of 8,800,000 of our outstanding 14,000,000 depositary shares representing interests in our 6.0% Cumulative Preferred Stock, Series T, at par. The aggregate redemption amount of $220.0 million is scheduled to be paid on October 30, 2017 to the holders of the depositary shares. We recorded a Preferred Redemption Allocation of $6.9 million for the three and nine months ended September 30, 2017 and reclassified the shares from equity to “preferred stock called for redemption” on our consolidated balance sheets at September 30, 2017.

On September 21, 2017, we issued $230.0 million or 9,200,000 depositary shares representing interests in our 5.25% Cumulative Preferred Stock, Series X, at $25.00 per depositary share. The 5.25% Series X Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption. We received $222.2 million in net proceeds.

On December 7, 2016, we called our 6.45% Cumulative Preferred Stock, Series S, for redemption at par and completed the redemption on January 18, 2017. We recorded a Preferred Redemption Allocation of $7.3 million in the three months ended December 31, 2016 and reclassified the shares from equity to “preferred stock called for redemption” on our consolidated balance sheets at December 31, 2016.

We paid $12.6 million and $13.8 million in distributions to our preferred shareholders for the three months ended September 30, 2017 and 2016, respectively, and $38.5 million and $41.5 million in distributions to our preferred shareholders for the nine months ended September 30, 2017 and 2016, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At September 30, 2017, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock

During the three months ended March 31, 2017, the Board increased our quarterly dividends from $0.75 per common share to $0.85 per common share.

We paid $23.2 million ($0.85 per common share) and $20.3 million ($0.75 per common share) in distributions to our common shareholders for the three months ended September 30, 2017 and 2016, respectively, and $69.4 million ($2.55 per common share) and $60.9 million ($2.25 per common share) in distributions to our common shareholders for the nine months ended September 30, 2017 and 2016, respectively.

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

11. Stock compensation

Under various share-based compensation plans, PSB grants non-qualified options to purchase the Company’s common shares at a price not less than fair value on the date of grant, as well as restricted stock units (“RSUs”), to certain directors, officers and key employees.

The service period for stock options and RSUs begins when (i) the Company and the recipient reach a mutual understanding of the key terms of the award, (ii) the award has been authorized, (iii) the recipient is affected by changes in the market price of our stock and (iv) it is probable that any performance conditions will be met, and ends when the stock option or RSU vests.

We amortize the fair value of awards at the beginning of the service period as compensation expense. For awards that are earned solely upon the passage of time and continued service, the entire cost of the award is amortized on a straight-line basis over the service period. For awards with performance conditions, the individual cost of each vesting is amortized separately over each individual service period (the “accelerated attribution” method).

In amortizing share-based compensation expense, we do not estimate future forfeitures in advance. Instead, we reverse previously amortized share-based compensation expense with respect to grants that are forfeited in the period the employee terminates employment.

Stock Options

Stock options vest over a five-year period, expire after the grant date and the exercise price is equal to the closing trading price of our common shares on the grant date. Employees cannot require the Company to settle their award in cash. We use the Black-Scholes option valuation model to estimate the fair value of our stock options.

For the three and nine months ended September 30, 2017, respectively we recorded $53,000 and $156,000 in compensation expense related to stock options, as compared to $51,000 and $229,000 for the same periods in 2016.

During the nine months ended September 30, 2017, 16,000 stock options were granted and 69,676 options were exercised. A total of 175,979 options were outstanding at September 30, 2017 (229,655 at December 31, 2016).

Restricted Stock Units

RSUs generally vest ratably over a five-year period from the grant date. The grantee receives dividends for each outstanding RSU equal to the per-share dividends received by our common shareholders. We expense any dividends previously paid upon forfeiture of the related RSU. Upon vesting, the grantee receives common shares equal to the number of vested RSUs, less common shares withheld in exchange for tax deposits made by the Company to satisfy the grantee’s statutory tax liabilities arising from the vesting. The fair value of our RSUs is determined based upon the applicable closing trading price of our common shares on the date of grant.

For the three and nine months ended September 30, 2017, respectively, we recorded a net reversal of $521,000 and expense of $2.9 million in compensation expense related to RSUs, as compared to expense of $1.7 million and $8.5 million for the same periods in 2016. In conjunction with the departure of our Chief Financial Officer (“CFO”), the Company recorded a reversal of stock compensation of $1.9 million in RSU expense related to RSUs under our LTEIP (see below) during the third quarter of 2017. The 2016 amount includes  $2.0 million in additional RSU expense related to RSUs under our LTEIP expected to be issued to our former Chief Executive Officer (“CEO”).

During the nine months ended September 30, 2017, 110,750 RSUs were granted, 15,806 RSUs were forfeited and 76,994 RSUs vested. This vesting resulted in the issuance of 43,223 common shares. In addition, tax deposits totaling $3.9 million ($1.9 million for the same period in 2016) were made on behalf of employees in exchange for 33,771 common shares withheld upon vesting. A total of 162,643 RSUs were outstanding at September 30, 2017 (144,693 at December 31, 2016).

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“LTEIP”), with certain employees of the Company. Under the LTEIP, the Company established three levels of targeted restricted stock unit awards for certain employees, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. Under the LTEIP there is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of total return targets during the previous year, as well as an award based on achieving total return targets during the cumulative four-year period 2014-2017. In the event the minimum defined target is not achieved for an annual award, the restricted stock units allocated to be awarded for such year are added to the restricted stock units that may be received if the four-year target is achieved. All restricted stock unit awards under the LTEIP vest in four equal annual installments beginning from the date of award. Up to 94,150 restricted stock units would be awarded for each of the four years assuming achievement was met and up to 81,800 restricted stock units would be awarded for the cumulative four-year period assuming achievement was met. Compensation expense is recognized based on the restricted stock units expected to be awarded based on the target level that is expected to be achieved. The compensation expense and RSU counts with respect to the LTEIP are included in the aggregate RSU amounts disclosed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended; (f) the economic health of our tenants; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; and (k) other factors discussed under the heading “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

Critical Accounting Policies:

Our accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-Q. We believe the following are our critical accounting policies, because they have a material impact on the portrayal of our financial condition and results, and they require us to make judgments and estimates about matters that are inherently uncertain.

Income Tax Expense: We have elected to be treated as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we do not incur federal income tax on our REIT taxable income that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational rules. We believe we have met these REIT requirements for all periods presented herein. Accordingly, we have recorded no federal income tax expense related to our REIT taxable income.

Our evaluation that we have met the REIT requirements could be incorrect, because compliance with the tax rules requires factual determinations, and circumstances we have not identified could result in noncompliance with the tax requirements in current or prior years. For any taxable year that we fail to qualify as a REIT and for which applicable statutory relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income for at least that year and the ensuing four years, we could be subject to penalties and interest, and our net income would be materially different from the amounts estimated in our consolidated financial statements.

Accounting for Acquired Real Estate Facilities: We estimate the fair values of the land, buildings, intangible assets and intangible liabilities for purposes of allocating the purchase price. Such estimates are based upon many assumptions and judgments, including (i) market rates of return and capitalization rates on real estate and intangible assets, (ii) building and material cost levels, (iii) comparisons of the acquired underlying land parcels to recent land transactions, (iv) estimated market rent levels and (v) future cash flows from the real estate and the existing tenant base. Others could come to materially different conclusions as to the estimated fair values, which would result in different depreciation and amortization expense, rental income, gains and losses on sale of real estate assets, and real estate and intangible assets.

Allowance for Doubtful Accounts: Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from tenants. Deferred rent receivable represents the amount that the cumulative straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement. Determination of the adequacy of allowances for doubtful accounts requires significant judgments and estimates. Others could come to materially different conclusions regarding the adequacy of our allowance for doubtful accounts. Significant unreserved bad debt losses could materially impact our net income.

Impairment of Long-Lived Assets: The analysis of impairment of our long-lived assets involves identification of indicators of impairment, projections of future operating cash flows and estimates of fair values or selling prices, all of which require significant judgment and subjectivity. Others could come to materially different conclusions. In addition, we may not have identified all current facts and circumstances that may affect impairment. Any unidentified impairment loss, or change in conclusions, could have a material adverse impact on our net income.

Accrual for Uncertain and Contingent Liabilities: We accrue for certain contingent and other liabilities that have significant uncertain elements, such as property taxes, performance bonuses and other operating expenses, as well as other legal claims and disputes involving customers, employees, governmental agencies and other third parties. We estimate such liabilities based upon many factors such as assumptions of past and future trends and our evaluation of likely outcomes. However, the estimates of known liabilities could be incorrect or we may not be aware of all such liabilities, in which case our accrued liabilities and net income could be misstated.

Strategic Overview

Our overall operating results are impacted primarily by the performance of our existing real estate facilities, which at September 30, 2017 are comprised of 28.0 million rentable square feet of multi-tenant flex, industrial and office properties concentrated in six states and a 95.0% interest in 395 apartments. Accordingly, a significant degree of management attention is paid to maximizing the cash flow from our existing real estate portfolio. We also acquire properties we believe will create long-term value, and from time to time we dispose of properties which no longer fit within the Company’s strategic objectives.

Existing Real Estate Facilities: The operating results of our existing real estate facilities are substantially influenced by demand for rental space within our properties and our markets, which impacts occupancy, rental rates and capital requirements. We strive to maintain high occupancy levels while increasing rental rates and minimizing capital expenditures when market conditions allow, although the Company may decrease rental rates in markets where conditions require. Management’s initiatives and strategies with respect to our existing real estate facilities which are described in more detail in our December 31, 2016 Form 10-K, include incentivizing our personnel to maximize the return on investment for each lease transaction and providing a superior level of service to our customers.

Acquisitions of Real Estate Facilities: We also seek to grow our operations through acquisitions of facilities generally consistent with the Company’s focus on owning concentrated business parks with easily configurable space. In the third quarter of 2016, we acquired two multi-tenant office buildings aggregating 226,000 square feet in Rockville, Maryland for a purchase price of $13.3 million. The occupancy rate has increased from 18.5% on the date of acquisition to 31.6% as of September 30, 2017. These buildings are located within The Grove 270 (formerly Shady Grove Executive Park) where we already owned three substantially fully-leased buildings aggregating 352,000 square feet. We continue to seek to acquire additional facilities in our existing markets and generally in proximity to our existing facilities; however, there can be no assurance that we will acquire additional facilities that meet our risk-adjusted return and underwriting requirements.

Development or redevelopment of real estate facilities:  We also may seek to redevelop our existing real estate. We own a large contiguous block of real estate (628,000 rentable square feet on 44.5 acres of land) located within The Mile in Tysons, Virginia. We demolished one of our existing office buildings in The Mile and are building a multi-family building (the “Highgate Development”), with completion in stages starting in May, 2017 through the fourth quarter of 2017. The total estimated investment upon completion, including the fair value of existing land, will be approximately $117.2 million.

While multi-family real estate is not a core asset for us, we determined that multi-family real estate represented a unique opportunity and the highest and best use of this parcel. We have partnered through a joint venture with a local developer and operator of multi-family space in order to leverage their operational experience. See “Analysis of Items Not Included in Operating Income – Equity in loss of unconsolidated joint venture” below and Note 4 to our consolidated financial statements for more information on the Highgate Development.

We do not consolidate the joint venture that holds the Highgate Development; accordingly, our share of net loss is reflected under “equity in loss of unconsolidated joint venture.”

We have an additional 123,000 square foot office building located within The Mile that we are seeking to demolish in order to construct another multi-family complex on the parcel. This parcel is reflected on our consolidated balance sheets as land and building held for development. The scope and timing of development of this site is subject to a variety of contingencies, including approval of entitlement. We do not expect that development will commence prior to December 31, 2018.

Dispositions of Real Estate Facilities: In 2014, we completed a plan to exit non-strategic markets in Sacramento California, Oregon and Arizona. We do not expect to exit any additional markets. However, we may from time to time dispose of individual real estate assets based on market conditions, fit with our existing portfolio or other reasons. On May 1, 2017, we disposed of Empire Commerce, a two-building single-story office park comprising 44,000 square feet, located in Dallas, Texas, for net proceeds of $2.1 million, which resulted in a net gain of $1.2 million.

Certain Factors that May Impact Future Results

Impact of Inflation: Although inflation has not been significant in recent years, an increase in inflation could impact our future results, and the Company continues to seek ways to mitigate its potential impact. A substantial portion of the Company’s leases require tenants to pay operating expenses, including real estate taxes, utilities and insurance, as well as increases in common area expenses, partially reducing the Company’s exposure to inflation during each lease’s respective lease period.

Regional Concentration: Our portfolio is concentrated in eight regions, in six states. We have chosen to concentrate in these regions because we believe they have characteristics which enable them to be competitive economically, such as above average population growth, job growth, higher education levels and personal income, which we believe will produce better overall economic returns. Changes in economic conditions in these regions in the future could impact our future results.

Industry and Tenant Concentrations: We seek to minimize the risk of industry or tenant concentrations. As of September 30, 2017, leases from our top 10 tenants comprised 10.3% of our annualized rental income, with only two tenants, Kaiser Permanente (1.0%) and the U.S. Government (4.3%), representing more than 1%. In terms of industry concentration, 18.5% of our annualized rental income comes from Business Services; 10.4% from Warehouse, Distribution, Transportation and Logistics; and 10% from Health Services. No other industry group represents more than 10% of our annualized rental income.

Tenant credit risk: We have historically experienced a low level of write-offs of uncollectible rents, with less than 0.5% of rental income written off each year over the last six years. However, there can be no assurance that write offs may not increase, because there is inherent uncertainty in a tenant’s ability to continue paying rent and meet its full lease obligation. As of October  23, 2017, we had 69,000 square feet of leased space occupied by four tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement.

Net Operating Income

We evaluate the performance of our business parks primarily based on Net Operating Income (“NOI”), a non-GAAP financial measure, because we believe NOI is an important measure of the value and performance of our real estate. We believe investors utilize NOI in a similar manner and for similar reasons. NOI is defined by the Company as Adjusted Rental Income less Adjusted Cost of Operations (described below) and excludes depreciation and amortization.  Depreciation and amortization is excluded from NOI because management and investors do not consider it important in valuing real estate or evaluating real estate performance, because depreciation assumes the value of real estate declines ratably from its historical cost based upon the passage of time, while we believe the value of real estate changes based upon cash flow and other market factors.

Adjusted Rental Income represents rental income, excluding material lease buyout payments, which we believe are not reflective of ongoing rental income.

Adjusted Cost of Operations represents cost of operations, excluding LTEIP amortization, which can vary significantly period to period based upon-the performance of the whole company, rather than just property operations.

The Company’s calculation of NOI, Adjusted Rental Income and Adjusted Cost of Operations may not be comparable to those of other companies and should not be used as an alternative to performance measures calculated in accordance with GAAP.

See “Analysis of operating income” below for reconciliations of each of these measures to their closest analogous GAAP measure on our consolidated statements of income. Adjusted Rental Income is reconciled to rental income, Adjusted Cost of Operations is reconciled to cost of operations and Net Operating Income is reconciled to operating income.

Results of Operations

Operating Results Overview: Three and Nine Months Ended September 30, 2017 and 2016

For the three months ended September 30, 2017, net income allocable to common shareholders was $18.1 million or $0.66 per diluted share, compared to $19.7 million or $0.72 per diluted share for the same period in 2016. The decrease was mainly due to a $6.9 million Preferred Redemption Allocation, offset by a $2.7 million increase in NOI with respect to our real estate facilities and reduced preferred distributions. The increase in NOI includes a $3.3 million increase for our Same Park facilities (see below) due primarily to higher realized rent per occupied square foot, offset partially by reduced NOI with respect to facilities we sold or are holding for development.

For the nine months ended September 30, 2017, net income allocable to common shareholders was $69.3 million or $2.53 per diluted share, compared to $50.0 million or $1.84 per diluted share for the same period in 2016. The increase was due to a $10.5 million increase in NOI with respect to our real estate facilities, a reduction in interest expense due to the repayment of debt, and gains on the sale of real estate facilities and development rights. The increase in NOI includes a $12.5 million increase for our Same-Park facilities due primarily to higher realized rent per occupied square foot, offset partially by reduced NOI with respect to facilities we sold or are holding for development.

We analyze our net income in this discussion analysis in two main sections: operating income and then all other components of net income.

Analysis of Operating Income

Our operating income is comprised primarily of our real estate operations, depreciation and amortization expense and general and administrative expenses.

We segregate our real estate activities into (a) same park operations, representing all operating properties acquired prior to January 1, 2015, comprising 27.8 million rentable square feet of our 28.0 million in rentable space at September 30, 2017 (the “Same Park” facilities), (b) non-same park operations, representing those facilities we own that were acquired after January 1, 2015 (the “Non-Same Park” facilities) and (c) assets sold or held for development, representing facilities whose existing operations are no longer part of our ongoing operations, because they were sold or are expected to be developed or converted to alternate use.

The table below sets forth the various components of our operating income (in thousands):

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
	2017	2016	Variance	2017	2016	Variance
RENTAL INCOME
Adjusted rental income (a)
Same Park	$100,110	$95,867	$4,243	$299,207	$285,927	$13,280
Non-Same Park	371	9	362	976	9	967
Assets sold or held for development	—	936	(936)	159	2,808	(2,649)
Lease buyout payment	—	528	(528)	—	528	(528)
Total rental income	100,481	97,340	3,141	300,342	289,272	11,070

COST OF OPERATIONS
Adjusted cost of operations (b)
Same Park	30,821	29,875	946	90,204	89,375	829
Non-Same Park	294	3	291	918	3	915
Assets sold or held for development	—	261	(261)	73	750	(677)
LTEIP amortization	564	657	(93)	1,767	2,312	(545)
Total cost of operations	31,679	30,796	883	92,962	92,440	522

OPERATING INCOME
Net operating income (c)
Same Park	69,289	65,992	3,297	209,003	196,552	12,451
Non-Same Park	77	6	71	58	6	52
Assets sold or held for development	—	675	(675)	86	2,058	(1,972)
Lease buyout payment and LTEIP amortization	(564)	(129)	(435)	(1,767)	(1,784)	17
Depreciation and amortization	(23,759)	(24,631)	872	(70,465)	(74,886)	4,421
General and administrative	(1,745)	(2,970)	1,225	(7,019)	(11,982)	4,963
Operating income	$43,298	$38,943	$4,355	$129,896	$109,964	$19,932

____________________________

(a)	Adjusted rental income excludes a material lease buyout payment.
(b)	Adjusted cost of operations excludes the impact of LTEIP amortization.
(c)	Net operating income represents adjusted rental income less adjusted cost of operations.

Rental income increased $3.1 million and $11.1 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, due primarily to increases in adjusted rental income at the Same Park facilities, due primarily to higher annualized realized rental income per occupied square foot.

Cost of operations increased $883,000 and $522,000 for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, due primarily to increased adjusted cost of operations for the

Same Park and Non-Same Park facilities, offset partially by adjusted costs of operations from assets sold or held for development, as well as lower LTEIP amortization.

Operating income increased $4.4 million and $19.9 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, due primarily to higher rental income, lower general and administrative expenses and lower depreciation expense.

See below for a discussion of depreciation and amortization expense and general and administrative expenses.

Same Park Facilities

The Same Park facilities are those that we have owned and operated since January 1, 2015. We evaluate the operations of these facilities to more effectively evaluate the ongoing performance of our portfolio in 2015, 2016 and 2017. We believe the Same Park information is used by investors and analysts in a similar manner. The following table summarizes the historical operating results of these facilities and certain statistical information related to leasing activity:

Summary of Same Park Operations
	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
	2017	2016	Variance	2017	2016	Variance
Adjusted rental income	$100,110	$95,867	4.4%	$299,207	$285,927	4.6%

Adjusted cost of operations
Property taxes	10,730	10,137	5.8%	31,052	29,595	4.9%
Utilities	6,331	6,439	(1.7%)	17,961	18,137	(1.0%)
Repairs and maintenance	6,807	6,154	10.6%	19,429	18,845	3.1%
Snow removal	—	—	—	481	1,810	(73.4%)
Other expenses	6,953	7,145	(2.7%)	21,281	20,988	1.4%
Total	30,821	29,875	3.2%	90,204	89,375	0.9%

Net operating income	$69,289	$65,992	5.0%	$209,003	$196,552	6.3%

Selected Statistical Data
Gross margin (a)	69.2%	68.8%	0.6%	69.9%	68.7%	1.7%
Weighted average square foot occupancy	94.0%	94.1%	(0.1%)	94.1%	93.9%	0.2%
Annualized realized rent per occupied square foot (b)	$15.32	$14.65	4.6%	$15.25	$14.60	4.5%

____________________________

(a)	Computed by dividing NOI by adjusted rental income.
(b)	Represents the annualized adjusted rental income earned per occupied square foot.

Analysis of Same Park Adjusted Rental Income

Adjusted rental income generated by the Same Park facilities increased 4.4% and 4.6% in the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year. These increases were due primarily to increased annualized realized rental income per occupied square foot and, during the nine month period, an increase in weighted average occupancy.

We believe that high occupancies help maximize our rental income. Accordingly, we seek to maintain a weighted average occupancy over 90%.

During the first nine months of 2017, most markets continued to reflect favorable conditions allowing for stable occupancy as well as increasing rental rates. With the exception of the Northern Virginia and Suburban Maryland markets, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions and tenant demand remained healthy.

Our future revenue growth will come primarily from potential increases in market rents allowing us to increase rent levels when leases are either renewed with existing tenants or re-leased to new tenants. The following table sets forth the expirations of our existing leases in place at September 30, 2017 over the next five years (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Tenants	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
Remainder of 2017	807	1,716	6.5%	$26,771	6.4%
2018	1,562	5,863	22.2%	95,762	22.9%
2019	1,304	6,495	24.6%	96,533	23.0%
2020	672	4,757	18.1%	70,175	16.7%
2021	279	2,362	9.0%	36,469	8.7%
Thereafter	328	5,178	19.6%	93,456	22.3%
Total	4,952	26,371	100.0%	$419,166	100.0%

During the three and nine months ended September 30, 2017, we leased approximately 1.8 million and 5.6 million, respectively, in rentable square feet to new and existing customers, with an average increase in rental rates over the previous rates of 5.7% and 4.3%. Approximately 66.8% of our leasing activity for the nine months ended September 30, 2017 represented renewals of leases with existing tenants. See “Analysis of Market Trends” below for further analysis of such data on a by-market basis.

Our ability to re-lease space on expired leases in a way that minimizes vacancy periods and the lease rates that may be achieved are not predictable, because they will depend upon market conditions in the specific submarkets in which each of our properties are located.

Analysis of Same Park Adjusted Cost of Operations

Property taxes increased 5.8% and 4.9% during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year due primarily to higher assessed values. We expect property taxes in the fourth quarter of 2017 to approximate the amount for the third quarter of 2017.

Utilities are dependent primarily upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities decreased 1.7% and 1.0% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not predictable.

Repairs and maintenance increased 10.6% and 3.1% during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable. We expect to incur incremental repairs and maintenance costs with respect to Hurricane Irma during the fourth quarter of 2017.

Snow removal decreased 73.4% during the nine months ended September 30, 2017 as compared to the same period in 2016. Snow removal costs are weather dependent and therefore not predictable.

Other expenses decreased 2.7% during the three months ended September 30, 2017, and increased 1.4% during the nine months ended September 30, 2017 as compared to the same periods in 2016. These costs are comprised of on site and supervisory personnel, property insurance and other expenses incurred in the operation of our properties.

Same Park Quarterly Trends

The following table sets forth historical quarterly trends in the operations of the Same Park facilities for adjusted rental income, adjusted cost of operations, occupancies, realized rents and those expenses which have material seasonal trends:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
Adjusted rental income
2017	$99,654	$99,443	$100,110	$—
2016	$94,908	$95,152	$95,867	$96,457

Adjusted cost of operations
2017	$29,839	$29,544	$30,821	$—
2016	$30,777	$28,723	$29,875	$29,336

Snow removal
2017	$378	$103	$—	$—
2016	$1,810	$—	$—	$—

Utilities
2017	$5,896	$5,734	$6,331	$—
2016	$6,226	$5,472	$6,439	$5,775

Weighted average square foot occupancy
2017	94.6%	93.7%	94.0%	—
2016	94.1%	93.5%	94.1%	94.8%

Annualized realized rent per occupied square foot
2017	$15.16	$15.27	$15.32	$—
2016	$14.52	$14.63	$14.65	$14.65

Analysis of Same Park Market Trends

The following tables set forth market rent, expense and occupancy trends in our Same Park facilities:

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
Region	2017	2016	Variance	2017	2016	Variance

Selected Geographic Data on Same Park

Adjusted rental income
Northern California (7.2 million feet)	$22,814	$21,640	5.4%	$68,989	$64,501	7.0%
Southern California (4.0 million feet)	16,298	15,487	5.2%	48,055	45,104	6.5%
Dallas (3.0 million feet)	8,128	7,924	2.6%	24,683	23,474	5.2%
Austin (2.0 million feet)	7,390	6,823	8.3%	22,179	20,596	7.7%
Northern Virginia (3.9 million feet)	19,271	18,853	2.2%	56,919	57,404	(0.8%)
South Florida (3.9 million feet)	10,269	9,678	6.1%	30,457	28,475	7.0%
Suburban Maryland (2.4 million feet)	11,953	11,694	2.2%	35,882	35,144	2.1%
Seattle (1.4 million feet)	3,987	3,768	5.8%	12,043	11,229	7.2%
Total Same Park (27.8 million feet)	100,110	95,867	4.4%	299,207	285,927	4.6%

Adjusted cost of operations
Northern California	6,011	5,773	4.1%	17,571	16,814	4.5%
Southern California	4,972	4,978	(0.1%)	14,558	14,178	2.7%
Dallas	2,765	2,817	(1.8%)	8,283	8,451	(2.0%)
Austin	2,570	2,394	7.4%	7,549	7,052	7.0%
Northern Virginia	6,034	6,471	(6.8%)	18,318	19,516	(6.1%)
South Florida	2,716	2,714	0.1%	8,144	8,091	0.7%
Suburban Maryland	4,768	3,755	27.0%	12,776	12,297	3.9%
Seattle	985	973	1.2%	3,005	2,976	1.0%
Total Same Park	30,821	29,875	3.2%	90,204	89,375	0.9%

Net operating income
Northern California	16,803	15,867	5.9%	51,418	47,687	7.8%
Southern California	11,326	10,509	7.8%	33,497	30,926	8.3%
Dallas	5,363	5,107	5.0%	16,400	15,023	9.2%
Austin	4,820	4,429	8.8%	14,630	13,544	8.0%
Northern Virginia	13,237	12,382	6.9%	38,601	37,888	1.9%
South Florida	7,553	6,964	8.5%	22,313	20,384	9.5%
Suburban Maryland	7,185	7,939	(9.5%)	23,106	22,847	1.1%
Seattle	3,002	2,795	7.4%	9,038	8,253	9.5%
Total Same Park	$69,289	$65,992	5.0%	$209,003	$196,552	6.3%

Weighted average square foot occupancy
Northern California	94.2%	96.5%	(2.4%)	95.6%	96.5%	(0.9%)
Southern California	95.3%	95.5%	(0.2%)	95.4%	94.5%	1.0%
Dallas	91.2%	91.1%	0.1%	90.7%	90.0%	0.8%
Austin	95.9%	97.7%	(1.8%)	94.8%	96.7%	(2.0%)
Northern Virginia	92.3%	91.6%	0.8%	90.9%	92.4%	(1.6%)
South Florida	97.0%	93.5%	3.7%	97.5%	93.8%	3.9%
Suburban Maryland	89.3%	87.6%	1.9%	88.3%	87.9%	0.5%
Seattle	97.3%	98.9%	(1.6%)	98.0%	98.5%	(0.5%)
Total Same Park	94.0%	94.1%	(0.1%)	94.1%	93.9%	0.2%

Annualized realized rent per square foot
Northern California	$13.37	$12.38	8.0%	$13.28	$12.30	8.0%
Southern California	$17.16	$16.27	5.5%	$16.85	$15.96	5.6%
Dallas	$11.56	$11.28	2.5%	$11.77	$11.28	4.3%
Austin	$15.70	$14.22	10.4%	$15.88	$14.47	9.7%
Northern Virginia	$21.31	$21.01	1.4%	$21.31	$21.15	0.8%
South Florida	$10.95	$10.71	2.2%	$10.77	$10.47	2.9%
Suburban Maryland	$22.76	$22.70	0.3%	$23.02	$22.67	1.5%
Seattle	$11.79	$10.97	7.5%	$11.78	$10.94	7.7%
Total Same Park	$15.32	$14.65	4.6%	$15.25	$14.60	4.5%

The following tables set forth key statistical information with respect to our Same Park leasing activities during the three and nine months ended September 30, 2017. As noted above, our past revenue growth has come from annual inflators, as well as re-leasing of space at current market rates. The following tables summarize the Company’s leasing production by these eight regions for the three and nine months ended September 30, 2017 (in thousands):

	For the Three Months Ended September 30, 2017
	Square		Transaction
	Footage	Tenant	Costs per	Rental
Regions	Leased	Retention	Executed Foot	Rate Change (a)
Northern California	521	88.8%	$1.81	22.1%
Southern California	442	78.9%	$2.62	3.3%
Dallas	175	62.1%	$3.11	4.2%
Austin	66	70.5%	$1.78	13.5%
Northern Virginia	260	74.4%	$7.94	(10.3%)
South Florida	192	51.7%	$1.20	5.4%
Suburban Maryland	111	82.8%	$4.14	(14.5%)
Seattle	62	55.7%	$2.61	12.1%
Total	1,829	75.8%	$3.10	5.7%

	For the Nine Months Ended September 30, 2017
	Square		Transaction
	Footage	Tenant	Costs per	Rental
Regions	Leased	Retention	Executed Foot	Rate Change (a)
Northern California	1,098	70.7%	$1.64	19.2%
Southern California	1,150	66.4%	$2.36	4.7%
Dallas	574	57.4%	$3.40	4.2%
Austin	320	47.7%	$2.62	14.2%
Northern Virginia	785	67.3%	$6.08	(8.8%)
South Florida	858	64.0%	$1.50	4.0%
Suburban Maryland	392	79.7%	$9.14	(10.8%)
Seattle	381	79.0%	$1.07	12.3%
Total	5,558	66.8%	$3.12	4.3%

____________________________

(a)

Rental rate change is computed by taking the percentage difference between outgoing rents and incoming rents for leases executed during the period. Leases executed on spaces vacant for more than the preceding twelve months have been excluded.

During the first nine months of 2017, most markets continued to reflect favorable conditions allowing for stable occupancy as well as increasing rental rates. With the exception of Northern Virginia and Suburban Maryland, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions and tenant demand remained healthy. Northern Virginia and Suburban Maryland continue to experience soft market conditions as evidenced by continued pressure on occupancy and rental rates. Given lease expirations of 1.1 million square feet in Northern Virginia and 712,000 square feet in Suburban Maryland through December 31, 2018, the Company may continue to experience a decrease in rental income in these regions.

Non-Same Park facilities: Our Non-Same Park facilities are comprised of two office buildings in Maryland, with 226,000 rentable square feet and occupancy of 31.6% at September 30, 2017 (33.9% at October 23, 2017).

Assets sold or held for development: These amounts include historical operating results with respect to properties that have been sold, and with respect to a 123,000 rentable square foot office building which is vacant and being held for future potential development into a multi-family building. We expect no further material operations for this vacant property until development is complete; as noted above, we do not expect development activity to commence until at least December 2018.

Depreciation and Amortization Expense: Depreciation and amortization was $23.8 million for the three months ended September 30, 2017 compared to $24.6 million for the same period in 2016. Depreciation and amortization was

$70.5 million for the nine months ended September 30, 2017 compared to $74.9 million for the same period in 2016. The three and nine month decreases in depreciation and amortization were due to the cost of certain assets reaching the end of their depreciable lives.

General and Administrative Expenses: General and administrative expenses primarily represent compensation for senior executives, tax compliance, legal and costs associated with being a public company. For the three and nine months ended September 30, 2017, general and administrative expenses decreased $1.2 million,  or 41.2%, and $5.0 million, or 41.4%, respectively, compared to the same periods in 2016. The three month decrease was primarily due to a reduction in the ongoing LTEIP amortization ($571,000 in 2017 versus $907,000 in 2016), departure of our CFO during the third quarter of 2017 and acquisition transaction costs of $328,000 incurred in 2016. The nine month decrease was primarily due to a reduction in the ongoing LTEIP amortization ($2.3 million in 2017 versus $3.8 million in 2016), departure of senior executives in 2016 and 2017 and acquisition transaction costs incurred in 2016 noted above.

naly
Analysis of Items Not Included in Operating Income

Interest and Other Expense: Interest and other expense was $503,000 for the three months ended September 30, 2017 compared to $155,000 for the same period in 2016. Interest and other expense was $972,000 for the nine months ended September 30, 2017 compared to $5.5 million for the same period in 2016. The three month increase was due to higher interest capitalized in 2016 as the Highgate Development began operations in 2017, while the nine month decrease was primarily due to a repayment of a $250.0 million mortgage note during the second quarter of 2016.

Equity in loss of unconsolidated joint venture: Our equity in loss of unconsolidated joint venture represents our pro rata equity in the earnings of our 95% equity investment in the JV that owns the Highgate Development. We have agreed to provide a construction loan to the Joint Venture, maturing in April, 2019 and having two one-year extension options, of up to $75.0 million. The interest income we receive on the loan is eliminated against our equity in earnings. During the three and nine months ended September 30, 2017, we recorded an equity loss in the unconsolidated joint venture of $376,000, comprised of $600,000 in revenue, $493,000 in cost of operations, and $483,000 in depreciation expense and $758,000, comprised of $642,000 in revenue, $813,000 in cost of operations, and $587,000 in depreciation expense.

The following table summarizes the Joint Venture’s project timeline and updates as of September 30, 2017:

		Schedule			As of September 30, 2017
Apartment Units	Total Estimated Project Costs (a) (in thousands)	Construction Start	Initial Occupancy	Estimated Stabilization Period	% Completed	% Leased (b)	% Occupied	Average Rent per Unit (c)
395	$117,241	Q3 2015	Q2 2017	Q4 2018	100.0%	46.3%	41.8%	$2,183

____________________________

(a)

The project cost for the Highgate Development reflects the underlying land at the assigned contribution value upon formation of the Joint Venture. The estimated total costs of the project include land basis of $15.3 million plus unrealized land appreciation of $11.6 million.

(b)	As of October 23, 2017, the apartment units were 55.2% leased.
(c)

Average monthly rental rate is defined as the total potential monthly rental revenue (actual rent for occupied apartment homes plus market rent for vacant apartment homes) divided by the number of apartment homes.

Our cumulative investment in and advances to the Joint Venture, including the fair value of land we contributed, totaled $96.6 million at September 30, 2017.

Gain on sale of real estate facility and gain on sale of development rights: On May 1, 2017, we sold a two-building single-story office park comprising 44,000 square feet, located in Dallas, Texas, for net proceeds of $2.1 million. On March 31, 2017, we sold development rights we had acquired in 2006 in connection with our acquisition of a business park in Silver Spring, Maryland. When all contingencies of the sale have completed, we will have received a total of $6.4 million in net proceeds. For the nine months ended September 30, 2017, we have recorded a combined net gain of $5.1 million related to these dispositions. We expect to report an additional gain of $2.5 million when the final proceeds for the sale of the development rights are received in the fourth quarter of 2017 and the remaining contingencies have lapsed.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the three and nine months ended September 30, 2017 and 2016 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

Capital Raising Strategy: As a REIT, we generally distribute 100% of our taxable income to our shareholders, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investments. As a result, in order to grow our asset base, access to capital is important.

Our financial profile is characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows. We are a highly rated REIT, as rated by major rating agencies Moody’s and Standard & Poor’s. Our corporate credit rating by Standard and Poors is A-, while our preferred shares are rated BBB by Standard and Poors and Baa2 by Moodys. Our credit profile and ratings enable us to effectively access both the public and private capital markets to raise capital.

In order to maintain access to capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred unit holders. For the nine months ended September 30, 2017, the FFO to combined fixed charges and preferred distributions coverage ratio was 5.0 to 1.0, excluding the Preferred Redemption Allocation.

We have a $250.0 million revolving Credit Facility that can be expanded to $400.0 million which expires in January, 2022. We use the Credit Facility along with bank term debt, as temporary “bridge” financing until we are able to raise longer term capital. Historically we have funded our long-term capital requirements with retained operating cash flow and proceeds from the issuance of common and preferred securities. We will select among these sources of capital based upon availability, relative cost, the impact of constraints of certain forms of capital on our operations (such as covenants), as well as the desire for leverage.

Short-term Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for debt service, capital expenditures and distributions to our shareholders for the foreseeable future.

As of September 30, 2017, we had no balance outstanding on our Credit Facility. In the last five years, we have retained an average of $40 to $50 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less shareholder and unit holder distributions and capital expenditures. We expect to invest an additional $9.8 million with respect to the Highgate Development.

Potential future uses of capital in the next twelve months include the acquisition of additional real estate facilities, and potential future sources include the potential sale of real estate facilities.

Required Debt Repayment: As of September 30, 2017, we have no debt outstanding on our Credit Facility. Our Credit Facility does not expire until January, 2022. We are in compliance with the covenants and all other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table sets forth our capital expenditures paid for the nine months ended September 30, 2017 and 2016, respectively, on an aggregate and per square foot basis:

	For The Nine Months ended September 30,
	2017	2016	2017	2016
	(in thousands)		(per square foot)
Recurring capital expenditures
Capital improvements	$6,674	$5,300	$0.24	$0.19
Tenant improvements	23,457	13,109	0.84	0.47
Lease commissions	5,162	5,054	0.18	0.18
Total recurring capital expenditures	35,293	23,463	1.26	0.84
Nonrecurring capital improvements	3,416	767	0.12	0.03
Total capital expenditures	$38,709	$24,230	$1.38	$0.87

The following table summarizes Same Park and Non-Same Park recurring capital expenditures paid and the related percentage of NOI by region for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,
				Recurring
	Recurring			Capital Expenditures
	Capital Expenditures			as a Percentage of NOI
Region	2017	2016	Change	2017	2016

Same Park
Northern California	$2,052	$2,735	(25.0%)	4.0%	5.7%
Southern California	3,787	3,708	2.1%	11.3%	12.0%
Dallas	2,874	2,933	(2.0%)	17.5%	19.5%
Austin	1,465	996	47.1%	10.0%	7.4%
Northern Virginia	10,620	6,783	56.6%	27.5%	17.9%
South Florida	1,572	1,770	(11.2%)	7.0%	8.7%
Suburban Maryland	7,355	3,730	97.2%	31.8%	16.3%
Seattle	590	808	(27.0%)	6.5%	9.8%
Total Same Park	30,315	23,463	29.2%	14.5%	11.9%
Non-Same Park
Maryland	4,978	—	100.0%	—	—
Total Non-Same Park	4,978	—	100.0%	—	—
Total	$35,293	$23,463	50.4%	16.9%	11.9%

The increase in Same Park recurring capital expenditures of $6.9 million, or 29.2%, was primarily due to transaction costs related to large renewals and leasing production in the Same Park portfolio during 2017. Non-Same Park capital expenditures are related to the lease-up of a facility we acquired in Maryland in 2016.

In the last five years, our recurring capital expenditures have averaged generally between $1.10 and $1.80 per square foot, and 11.7% and 21.5% as a percentage of NOI.

Redemption of Preferred Stock: Historically, we have reduced our cost of capital by refinancing higher coupon preferred securities with lower coupon preferred securities. During May, 2017, our 6.0% Series T preferred shares, with a par value of $350.0 million, became redeemable at par. In September, 2017, we called for a partial redemption of $220.0 million. Funds received from our 5.25% Series X preferred shares issued during September, 2017 will be used to complete this redemption on October 30, 2017.

At September 30, 2017, our 5.75% Series U preferred shares, with a par value of $230.0 million, were redeemable at par. Redemption of such preferred shares will depend upon many factors, including the cost of capital. None of our preferred securities are redeemable at the option of the holders.

Investment in and Advances to Unconsolidated Joint Venture: We expect to invest an additional $9.8 million in the Joint Venture, in order to fund completion of the Highgate Development. We do not expect any significant further investment necessary following completion.

Acquisitions of real estate facilities: We have acquired real estate facilities in the past, and we continue to seek to acquire additional real estate facilities, however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

Development of real estate facilities: As noted above, we have an additional 123,000 building located within The Mile that we are seeking to develop into another multi-family complex. There can be no assurance as to the timing or amount of any investment that may occur; however, we do not expect to incur any significant development costs on this potential project until at least December 2018.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the nine months ended September 30, 2017 or the year ended December 31, 2016. As of September 30, 2017, management has the authorization to repurchase an additional 1,614,721 shares. However, we have no plans at this time to repurchase additional shares.

Requirement to Pay Distributions: For all periods presented herein, we have elected to be treated as a REIT, as defined in the Code. As a REIT, we do not incur federal income tax on our REIT taxable income (generally, net rents and gains from real property, dividends and interest) that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational rules. We believe we have met these requirements in all periods presented herein, and we expect to continue to elect and qualify as a REIT.

During the first quarter of 2017, the Board increased our quarterly dividend from $0.75 per common share to $0.85 per common share, which is an increase of $0.10 or 13.3% over the previous quarter’s distribution.

We paid REIT qualifying distributions of $107.1 million ($37.8 million to preferred shareholders and $69.4 million to common shareholders) and $102.4 million ($41.5 million to preferred shareholders and $60.9 million to common shareholders) during the nine months ended September 30, 2017 and 2016, respectively.

Our consistent, long-term dividend policy has been to distribute our taxable income in order to maintain our REIT status. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements and will be funded with cash provided by operating activities.

Funds from Operations and Core Funds from Operations

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by the National Association of Real Estate Investment Trusts and are considered helpful measures of REIT performance by REITs and many REIT analysts. FFO represents net income before real estate depreciation, gains or losses from sales and impairment charges, which are excluded because they are based upon historical real estate costs and assume that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. FFO per share represents FFO allocable to common and dilutive shares, divided by aggregate common and dilutive shares. FFO and FFO per share are not a substitute for net income or earnings per share. FFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes investing and financing activities presented on our consolidated statements of cash flows. In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful.

The following table reconciles from net income allocable to common shareholders to FFO and net income per share to FFO per share (amounts in thousands, except per share data):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net income allocable to common shareholders	$18,138	$19,718	$69,275	$50,017
Gain on sale of real estate facility	—	—	(1,209)	—
Gain on sale of development rights	—	—	(3,865)	—
Depreciation and amortization	23,759	24,631	70,465	74,886
Depreciation from unconsolidated joint venture	483	—	587	—
Net income allocated to noncontrolling interests	4,866	5,315	18,610	13,495
Net income allocated to restricted stock unit holders	137	128	582	387
FFO allocable to common and dilutive shares	$47,383	$49,792	$154,445	$138,785

Weighted average common shares outstanding	27,226	27,103	27,192	27,076
Weighted average common operating partnership units outstanding	7,305	7,305	7,305	7,305
Weighted average restricted stock units outstanding	179	268	188	256
Weighted average common share equivalents outstanding	201	98	207	90
Total common and dilutive shares	34,911	34,774	34,892	34,727

Net income per common share—diluted	$0.66	$0.72	$2.53	$1.84
Gain on sale of real estate facility	—	—	(0.03)	—
Gain on sale of development rights	—	—	(0.11)	—
Depreciation and amortization, including amounts from investment
in unconsolidated Joint Venture	0.70	0.71	2.04	2.16
FFO per share (a)	$1.36	$1.43	$4.43	$4.00

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the net impact of (i) Preferred Redemption Allocation, (ii) separation settlement payments, as well as charges or reversals related to stock based compensation, due to the departure of senior executives and (iii) certain other non-cash and/or nonrecurring income or expense items. We review Core FFO per share to evaluate our ongoing operating performance, and we believe it is used by investors and REIT analysts in a similar manner. However, Core FFO per share is not a substitute for net income per share. Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
FFO per share	$1.36	$1.43	$4.43	$4.00
Preferred Redemption Allocation	0.19	—	0.19	—
Net impact due to departure of senior executives	(0.01)	—	(0.01)	0.05
Acquisition transaction costs	—	0.01	—	0.01
Lease buyout payment	—	(0.01)	—	(0.01)
Core FFO per share	$1.54	$1.43	$4.61	$4.05

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations:  As of September 30, 2017, the Company is scheduled to pay cash dividends of $41.4 million per year on its preferred equity outstanding (excluding 8,800,000 depositary shares of Series T Preferred Stock which are scheduled to be redeemed on October 30, 2017). Dividends are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of September 30, 2017 and their impact on our cash flows and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Transaction costs (a)	$12,681	$12,681	$—	$—	$—
Joint Venture commitments (b)	9,752	9,752	—	—	—
Ground lease obligations (c)	282	145	69	68	—
Total	$22,715	$22,578	$69	$68	$—

____________________________

(a)	Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.
(b)	Represents future expected loan advances to the Joint Venture under contract at September 30, 2017.
(c)	Represents future contractual payments on land under various operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding as of September 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also serving as acting Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2017, the Company’s Chief Executive Officer, who is also serving as acting Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2017, there were no shares of the Company’s common stock repurchased. As of September 30, 2017, 1,614,721 shares remain available for purchase under the program.

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

Dated: October 27, 2017

PS BUSINESS PARKS, INC.

BY:	/s/ Maria R. Hawthorne
Maria R. Hawthorne
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibits

Exhibit 3.1

Certificate of Determination of Preferences of 5.25% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8- K dated September 12, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

Exhibit 4.1

Deposit Agreement Relating to 5.25% Cumulative Preferred Stock, Series X of PS Business Parks, Inc. dated as of September 12, 2017. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K dated September 12, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

Exhibit 10.1

Separation Agreement and General Release, dated August 14, 2017, by and between the Company and Edward A. Stokx. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8- K dated August 14, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

Exhibit 10.2	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.25% Series X Cumulative Preferred Units, dated as of September 21, 2017. Filed herewith.

Exhibit 12

Statement re: Computation of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Combined Fixed Charges and Income Allocation to Preferred Equity Holder and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Filed herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.