Form 10-K
period 2017-12-31
PS BUSINESS PARKS INC/CA
filed 2018-02-26
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017.
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

818-244-8080

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.750% Cumulative Preferred Stock, Series U, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.700% Cumulative Preferred Stock, Series V, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.200% Cumulative Preferred Stock, Series W, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.250% Cumulative Preferred Stock, Series X, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.200% Cumulative Preferred Stock, Series Y, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No ☑

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,614,997,862 based on the closing price as reported on that date.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 19, 2018 (the latest practicable date): 27,254,607.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a real estate investment trust (a  “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”); (f) the economic health of our customers; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; and (k) other factors discussed under the heading Item 1A, “Risk Factors.” In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

The Company

PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. Substantially all of PSB’s assets are held, and its business conducted, through PS Business Parks, L.P. (the “OP”),  a California limited partnership. PSB has full, exclusive, and complete control of the OP as the sole general partner and, as of December 31, 2017, owned 78.9% of the common partnership units, with Public Storage (“PS”) owning the remainder. Assuming issuance of PSB common stock upon redemption of the common partnership units held by PS, PS would own 41.9% (or 14.5 million shares) of the outstanding shares of the Company’s common stock.

Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the OP.

As of December 31, 2017,  we owned and operated 28.0 million rentable square feet of commercial space, comprising 98 business parks, in California, Texas, Virginia, Florida, Maryland and Washington. The Company focuses on owning concentrated business parks which provide the Company with the greatest flexibility to meet the needs of its customers. Along with the commercial space, we also have a 95.0% interest in a  395-unit apartment complex.  The Company also manages 684,000 rentable square feet on behalf of PS.

History of the Company: The Company was formed in 1990 as a California corporation. Through a series of transactions between January, 1997 to March, 1998, the Company was renamed “PS Business Parks, Inc.” and became a publicly held, fully integrated, self-advised and self-managed REIT having interests in commercial real estate held through our OP.

Principal Business Activities

We are in the commercial property business, with 98 business parks consisting of multi-tenant flex, industrial and office space. We own 14.5 million square feet of flex space, representing buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company owns 8.8 million square feet of industrial space that has characteristics similar to the warehouse component of the flex space as well as ample dock access. In addition, the Company owns 4.7 million square feet of low-rise office space, generally either in business parks that combine office and flex space or in submarkets where the market demand is more office focused.

We generally seek to operate in multi-tenant buildings in multi-building business parks which accommodate various businesses and uses. Our business parks average 10 buildings and 750,000 rentable square feet per park, located on parcels of various sizes, ranging from one to 49 buildings and 12,000 to 3.5 million square feet of rentable space. Parking is generally open but in some instances is covered. The ratio of parking spaces to rentable square feet generally ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses.

The customer base for our facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 36.1% of in-place rents from the portfolio are derived from facilities that generally serve small to medium-sized businesses. A property in this facility type is typically divided into units under 5,000 square feet and leases generally range from one to three years. The remaining 63.9% of in-place rents from the portfolio are generally derived from facilities that serve larger businesses, with units 5,000 square feet and larger. The Company also has several customers that lease space in multiple buildings and locations. The U.S. Government is the largest customer with multiple leases encompassing approximately 642,000 square feet, or 4.5% of the Company’s annualized rental income.

We operate in six states and we may expand our operations to other states or reduce the number of states in which we operate. However, we have no current plans to expand into additional markets or exit existing markets. Properties are acquired for both income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property.

The Company owns land which may be used for the future development of commercial properties including approximately 14.0 acres in Dallas, Texas and 6.4 acres in Northern Virginia.

See “Objectives and Strategies” below for further information.

Our principal executive offices are located at 701 Western Avenue, Glendale, California 91201-2349, and our telephone number is (818) 244-8080. We maintain a website with the address www.psbusinessparks.com. The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (the “SEC”).

Recent Company Developments

Acquisition of Real Estate Facilities: In the third quarter of 2016, we acquired two multi-tenant office buildings aggregating 226,000 square feet in Rockville, Maryland for a purchase price of $13.3 million. The occupancy rate has increased from 18.5% on the date of acquisition to 43.1% as of December 31, 2017.

Development of Multi-Family Real Estate: In 2015, we demolished one of our existing office buildings located within our 628,000 square foot office park (known as “The Mile”) in Tysons, Virginia, and completed a 395-unit multi-family building (“Highgate”) in 2017, for an aggregate estimated cost of $115.6 million (including the fair value of the land). We leveraged the expertise of a well-regarded local developer and operator of multi-family real estate, who holds a 5.0% interest in the joint venture that owns this development. We are also seeking entitlements to develop an additional multi-family complex on a site held by a 123,000 square foot vacant building we own located within The Mile. See “Objectives and Strategies” below for further information regarding our development and redevelopment activities.

Dispositions of Real Estate Facilities or Development Rights: On March 31, 2017, we sold development rights to build medical office buildings on land adjacent to our Westech Business Park in Silver Spring, Maryland for $6.5 million. We had acquired the development rights as part of its 2006 acquisition of the park. We received net proceeds of $6.4 million, of which $1.5 million was received in prior years and $4.9 million was received in 2017. We recorded a net gain of $6.4 million for the year ended December 31, 2017.

On May 1, 2017, we disposed of Empire Commerce, a two-building single-story office park comprising 44,000 square feet, located in Dallas, Texas, for net proceeds of $2.1 million, which resulted in a net gain of $1.2 million.

We have certain office properties located in Orange County, California, held for sale. These facilities comprised of 705,000 square feet, and generated $8.4 million in net operating income (defined below) during the year ended December 31, 2017.

Exit of non-strategic markets: During 2014 and 2015, we sold nine business parks with 2.4 million rentable square feet and 11.5 acres of land for $253.4 million, exiting non-strategic markets including Portland, Oregon, Phoenix, Arizona, and Sacramento, California. We have no plans to exit additional markets.

Tax and Corporate Structure

For all periods presented herein, we have elected REIT status under the Code. As a REIT, we generally do not incur federal income tax if we distribute substantially all of our “REIT taxable income” (generally, net rents and gains from real property, dividends, and interest) each year, and if we meet certain organizational and operational rules. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the “REIT taxable income” that is currently distributed to our shareholders. We believe we have met these requirements in all periods presented herein, and we expect to continue to elect and qualify as a REIT.

PSB is structured as an umbrella partnership REIT (“UPREIT”), with substantially all of our activities conducted through the OP. We acquired interests in certain properties from PS during PSB’s initial formation in exchange for operating partnership units, which allowed PS to defer the recognition of a tax gain. We have the ability to offer similar tax-efficient transactions to potential sellers of real estate in the future.

We are the sole general partner of the OP. As of December 31, 2017, we owned 78.9% of the common partnership units of the OP, with the remainder owned by PS. The common units owned by PS may be redeemed, subject to certain limitations, for shares of our common stock on a one-for-one basis or, at our option, an equivalent value in cash. The Company owns various series of preferred units issued by the OP at terms and amounts substantially identical to the various series of our preferred stock outstanding.

The Company’s interest in the OP entitles it to share in cash distributions from, and the profits and losses of, the OP in proportion to the Company’s economic interest in the OP (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation or depreciation). The Company, since 1998, has paid per share dividends on its common and preferred stock that track, on a one-for-one basis, the amount of per unit cash distributions the Company receives from the OP in respect of the common and preferred partnership units in the OP that are owned by the Company.

As the general partner of the OP, the Company has the exclusive responsibility under the Operating Partnership Agreement to manage and conduct the business of the OP. The OP is responsible for, and pays when due, its share of all administrative and operating expenses of the properties it owns.

Common Officers and Directors with PS

Ronald L. Havner, Jr., Chairman of the Company, is also the Chairman of the Board of Trustees and Chief Executive Officer of PS. Joseph D. Russell, Jr. is a director of the Company and also President of PS. Gary E. Pruitt, an independent director of the Company, is also a trustee of PS. Other employees of PS render services to the Company pursuant to a cost sharing and administrative services agreement.

Common Services Provided to and by PS

We manage industrial, office, and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee revenue derived from the PS Management Agreement totaled $506,000,  $518,000 and $540,000 for the years ended December 31, 2017,  2016 and 2015, respectively.

PS also provides property management services for the self-storage component of two assets owned by the Company. Management fee expenses under the contract were $92,000, $86,000 and $79,000 for the years ended December 31, 2017,  2016 and 2015, respectively.

Pursuant to a cost sharing and administrative services agreement, we share certain administrative services, corporate office space and certain other third party costs with PS which are allocated based upon time, effort and other methodologies. We reimbursed PS $1.3 million, $1.1 million and $1.2 million, respectively, in the years ended December 31, 2017,  2016 and 2015 for costs paid on our behalf, and PS reimbursed us $31,000 and $38,000 costs we incurred on their behalf for the years ended December 31, 2017 and 2016, respectively.

Management

Maria R. Hawthorne leads the Company’s senior management team. Ms. Hawthorne is President and Chief Executive Officer of the Company as well as interim Chief Financial Officer. The Company’s senior management includes: John W. Petersen, Executive Vice President and Chief Operating Officer; Christopher M. Auth, Vice President (Washington Metro Division); Trenton A. Groves, Vice President and Corporate Controller; Coby A. Holley, Vice President, Investments; Robin E. Mather, Vice President, Business Development; Stuart H. Hutchison, Vice President (Southern California and Pacific Northwest Divisions); Richard E. Scott, Vice President (Northern California Division); Eugene Uhlman, Vice President, Construction Management; and David A. Vicars, Vice President (Southeast Division, which includes Florida and Texas).

Competition

Our properties compete for tenants with similar properties located in our markets primarily on the basis of location, rent charged, services provided and the design and condition of improvements. Competition in the market areas we operate in is significant and has from time to time negatively impacted occupancy levels and rental rates of, and increased the operating expenses of, certain of our properties. Competition may be accelerated by any increase in availability of funds for investment in real estate, because barriers to entry can be relatively low for those with the necessary capital. The demand for space in our markets is impacted by general economic conditions, which can affect the local competition for tenants. Sublease space and unleased developments have from time to time created competition among operators in certain markets in which the Company operates. We also compete for property acquisitions with entities that have greater financial resources than the Company.

We believe we possess several distinguishing characteristics and strategies, some of which are described below under “Objectives and Strategies,” that enable us to compete effectively. In addition, we believe our personnel are among the most experienced in these real estate markets. The Company’s facilities are part of a comprehensive system encompassing standardized procedures and integrated reporting and information networks.

We believe that the significant operating and financial experience of our executive officers and directors combined with the Company’s capital structure, national investment scope, geographic diversity, financial stability, and economies of scale should enable us to compete effectively.

Objectives and Strategies

Our primary objective is to grow shareholder value in a low-risk, stable manner by maximizing the net cash flow generated by our existing properties, as well as prudently seeking growth through acquisitions and development that generate attractive returns on invested capital.

We seek to optimize the net cash flow of our existing properties by maximizing occupancy levels and rental rates, while minimizing capital expenditures and leasehold improvements. Below are the primary elements of our strategy:

Concentration in favorable markets: We believe that our properties generally are located in markets that have favorable characteristics such as above average population, job, and income growth, as well as higher education levels. In addition, we believe our business parks are generally in higher barrier to entry markets that are close to critical infrastructure, middle to high income housing or universities and have easy access to major transportation arteries. We believe that these characteristics contribute to favorable cash flow stability and growth.

Standard build outs and finishes: We generally seek to configure our rentable space with standard buildouts and finishes that meet the needs of a wide variety of tenants, minimizing the need for specialized and costly tenant improvements and enabling space to be “move-in ready” quickly upon vacancy. We believe this makes our space more attractive to potential tenants, allows tenants to move in more quickly and seamlessly, and reduces the cost of capital improvements, relative to real estate operators that offer specialized finishes or build outs. Also, such flexibility facilitates our ability to offer diverse sizes and configurations to meet potential customer’s needs, as well as to change space sizes for existing customers when their needs change, at the low relative cost of a standard configuration.

Large, Diverse Parks: Our business parks are generally concentrated in large complexes of diverse buildings, with a variety of available space sizes and configurations that we can offer to tenants. We believe that this allows us to attract a greater number of potential tenants to our space and minimizes the loss of existing customers when their space requirements change.

Smaller tenants and diverse tenant base with shorter-term leases: By concentrating on smaller spaces, we seek to reach the large number of smaller tenants in the market. We believe this focus gives us a competitive edge as most institutional owners focus on large users. Small users perceive more incremental value from the level of customer service that we offer. We also believe having smaller tenants improves our diversity of tenants across industries, which improves the stability of our cash flows. In addition, our lease term tends to be shorter, generally an average of three and a half years, which we believe allows us to more quickly capture increases in market rents in our high-growth markets. At December 31, 2017, our average space size is 5,000 rentable square feet per tenant, and no individual tenant, other than the U.S. Government, represents more than 1% of our annualized rental income.

Decentralized operating strategy: Our local market management is empowered, within a prescribed decision and metrics framework, to make many leasing rate, capital, and lease term decisions in a manner which we believe maximizes the return on investment on leasing transactions. We believe this decentralized approach allows us to be more nimble and effective in our decision making, and more effectively price and market our space, relative to a more centralized approach.

Superior Service to Customers: We seek to provide a superior level of service to our customers in order to maintain occupancy and increase rental rates, as well as minimize customer turnover. The Company’s property management offices are located on-site, helping the Company maintain its properties and providing customers with convenient access to management,  while conveying a sense of quality, order and security. We believe that our personnel are among the most experienced and effective in the real estate industry in our markets. The Company has significant experience in acquiring properties managed by others and thereafter improving customer satisfaction, occupancy levels, retention rates and rental income by implementing established customer service programs.

In addition, we seek to expand through acquisitions or development that generate attractive returns on invested capital, as follows:

Acquire facilities in targeted markets at prudent price levels: We have a disciplined capital allocation approach, seeking to purchase properties at prices that are not significantly in excess of the cost to develop similar facilities, which we believe reduces our risk and maximizes long term returns. We seek generally to acquire in our existing markets, which we believe have favorable growth characteristics. We also believe acquiring in our existing markets leverages our operating efficiencies. We would consider expanding to additional markets with similar favorable characteristics of our existing markets, if we could acquire sufficient scale (generally at least 2 million rentable square feet); however, we have no current plans or immediate prospects to do so.

Redevelop existing real estate facilities: Certain of our existing business parks were developed in or near areas that have been undergoing gentrification and an influx of residential development, and, as a result, certain buildings in our business parks may have better and higher uses as residential space. While residential space is generally not a core asset for us, we will seek to identify potential candidates for redevelopment in our portfolio, and plan to leverage the expertise and scale of existing operators and developers. For example, in The Mile in Tysons, Virginia, as noted above, we demolished an existing building and developed, with a joint venture partner, a 395-unit apartment building, and are seeking entitlements for another multi-family complex to be built following demolishment of an existing 123,000 square foot office building. There can be no assurance as to the level of conversion opportunities throughout our portfolio in the future.

Financing Strategy

Overview of financing strategy and sources of capital: As a REIT, we generally distribute substantially all of our “REIT taxable income” to our shareholders which, relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investments. As a result, in order to expand our asset base, access to capital is important.

Our financial profile is characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows. Our credit profile and ratings enable us to effectively access both the public and private capital markets to raise capital. We will seek to maintain our credit profile and ratings.

Sources of capital available to us include retained cash flow, the issuance of preferred and common securities, the issuance of medium and long-term debt, joint venture financing, and the sale of properties. We view our line of credit, as well as short-term bank loans, as “bridge” capital.

Historically, we have financed our cash investment activities primarily with retained operating cash flow and the issuance of preferred securities.

We select among the sources of capital available to us based upon relative cost, availability and the desire for leverage, as well as intangible factors such as the impact of covenants in the case of debt.

Retained Operating Cash Flow: Although we are required to generally distribute substantially all of our “REIT taxable income” to our shareholders, we have nonetheless been able to retain operating cash flow to the extent that our tax depreciation exceeds our maintenance capital expenditures. In recent years, we have retained an average of $40 to $50 million in operating cash flow per year.

Preferred Equity: We view preferred equity as an important source of capital over the long term, because it reduces interest rate and refinancing risks as the dividend rate is fixed and there are no refinancing requirements. In addition, the consequences of defaulting on required preferred distributions are less severe than with debt. The preferred shareholders may elect two additional directors if six quarterly distributions go unpaid, whether or not consecutive. However, rates and market conditions for the issuance of preferred securities can be volatile or inefficient from time to time. As of December 31, 2017, we have $959.8 million in preferred securities outstanding (excluding securities that were redeemed on January  3, 2018) with an average coupon rate of 5.40%. For a discussion regarding the January 3, 2018 redemption, see “Management’s Discussion and Analysis- Liquidity and Capital Resources- Redemption of Preferred Stock.”

Medium or long-term debt:  We have broad powers to borrow in furtherance of our objectives. We may consider the public issuance or private placement of senior unsecured debt in the future in an effort to diversify our sources of capital.

Common equity: We believe that the market for our common equity is liquid and, as a result, common equity is a significant potential source of capital.

Tax advantaged equity: As noted above, we have the ability to offer common or preferred operating partnership units with economic characteristics that are similar to our common and preferred stock, but provide the seller the opportunity to defer the recognition of a tax gain.

Bridge financing: We have a $250.0 million unsecured line of credit (the “Credit Facility”) which we use as temporary “bridge” financing, along with short-term bank loans, until we are able to raise longer-term capital. As of December 31, 2017, there were no borrowings outstanding on our Credit Facility and no short-term bank loans.

Investments in Real Estate Facilities

As of December 31, 2017, the Company owned and operated 28.0 million rentable square feet comprised of 98 business parks in six states and a 95.0% interest in a  395-unit apartment complex compared to 28.1 million rentable square feet comprised of 99 business parks at December 31, 2016.

Restrictions on Transactions with Affiliates

The Company’s Bylaws provide that the Company may engage in transactions with affiliates provided that a purchase or sale transaction with an affiliate is (i) approved by a majority of the Company’s independent directors and (ii) fair to the Company based on an independent appraisal or fairness opinion.

Employees

As of December 31, 2017, the Company employed 158 individuals, primarily personnel engaged in property operations.

Insurance

The Company believes that its properties are adequately insured. Facilities operated by the Company have historically been covered by comprehensive insurance, including fire, earthquake, wind damage and liability coverage from nationally recognized carriers, subject to customary levels of deductibles.

Environmental Matters

Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of material into the environment, has not had any material effect upon the capital expenditures, earnings or competitive position of the Company.

Substantially all of the Company’s properties have received Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would have a material adverse effect on the Company’s business, assets or results of operations, nor is the Company aware of any potentially material environmental liability. See Item 1A, “Risk Factors” for additional information.

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

We have significant exposure to real estate risk.

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

Since we derive substantially all our income from real estate operations, we are subject to the following general risks of acquiring and owning real estate related assets that could result in reduced revenues, increased expenses, increased capital expenditures, or increased borrowings, which could negatively impact our operating results, cash flow available for distribution or reinvestment and our stock price:

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

• increasing operating and maintenance costs, including property taxes, insurance and utilities, if these increased costs cannot be passed through to customers;

• adverse changes in tax, real estate and zoning laws and regulations;

• increasing competition from other commercial properties in our market;

• tenant defaults and bankruptcies;

• tenants’ right to sublease space; and

• concentration of properties leased to non-rated private companies with uncertain financial strength.

There is significant competition among commercial property operators: Other commercial properties compete with our properties for tenants. Some of the competing properties may be newer and better located than our properties. Competition in the market areas in which many of our properties are located is significant and has affected our occupancy levels, rental rates and operating expenses.  We also expect that new properties will be built in our markets. In addition, we compete with other buyers, some of which are larger than us, for attractive commercial properties. Therefore, we may not be able to grow as rapidly as we would like.

We may encounter significant delays and expense in re-letting vacant space, or we may not be able to re-let space at existing rates, in each case resulting in losses of income: When leases expire, we may incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide customers with the right to terminate early if they pay a fee. As of December 31, 2017,  1,875 leases, representing 6.2 million, or 23.3% of the leased square footage of our total portfolio, or 23.8% of annualized rental income, are scheduled to expire in 2018. While we have estimated our cost of renewing leases that expire in 2018, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, our operating results, cash available for distribution or reinvestment and stock price could be negatively impacted.

Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty collecting from customers in default, particularly if they declare bankruptcy. Since many of our customers are non-rated private companies, this risk may be enhanced. There is inherent uncertainty in a customer’s ability to continue paying rent if they are in bankruptcy. This could negatively affect our operating results, cash available for distribution or reinvestment and stock price.

Natural disasters or terrorist attacks could cause damage to our facilities that is not covered by insurance, and could increase costs, reduce revenues, and otherwise impair our operating results: While we maintain insurance coverage for the losses caused by earthquakes or hurricanes, we could suffer uninsured losses or losses in excess of our insurance policy limits for such occurrences. Approximately 40.1% of our properties are located in California and are generally in areas that are subject to risks of earthquake-related damage. In the event of an earthquake, hurricane or other natural disaster, we would remain liable on any mortgage debt or other unsatisfied obligations related to that property. In addition, we may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be available or cost-effective. Significant natural disasters, terrorist attacks, threats of future terrorist attacks, or resulting wider armed conflict could have negative impacts on the U.S. economy, reducing demand for our rental space and impairing our operating results, even if our specific losses were covered. This could negatively affect our operating results, cash available for distribution or reinvestment and stock price.

The illiquidity of our real estate investments may prevent us from adjusting our portfolio to respond to market changes: There may be delays and difficulties in selling real estate. Therefore, we cannot easily change our portfolio when economic conditions change. In addition, when we sell properties at significant gains upon sale, it can increase our distribution requirements, thus making it difficult to retain and reinvest the sales proceeds. Also, REIT tax laws may impose negative consequences if we sell properties held for less than two years.

We may be adversely affected by changes in laws: Increases in income and service taxes may reduce our cash flow and ability to make expected distributions to our shareholders. Additionally, any changes in the tax law applicable to REITs may adversely affect taxation of us and/or our shareholders. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and safety codes. If we fail to comply with these requirements, governmental authorities could fine us or courts could award damages against us. We believe our properties comply with all significant legal requirements. However, these requirements could change in a way that could negatively affect our operating results, cash available for distribution or reinvestment and stock price.

We may incur significant environmental remediation costs: As an owner and operator of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner or buyer knew of, or was responsible for, the presence of the hazardous or toxic substances.  In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, whether from environmental or microbial issues, also may adversely affect our ability to sell, lease, operate, or encumber our facilities.

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

There has been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We seek to work proactively with our customers to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims. However, we can give no assurance that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

Any such environmental remediation costs or issues, including any potential ongoing impacts on rent or operating expenses, could negatively impact our operating results, cash flow available for distribution or reinvestment and our stock price.

Operating costs, including property taxes, could increase: We could be subject to increases in insurance premiums, property and other taxes, repair and maintenance costs, payroll, utility costs, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases, weather, changes to governmental safety and real estate use limitations, as well as other governmental actions. Our property tax expense, which totaled $41.0 million during the year ended December 31, 2017, generally depends upon the assessed value of our real estate facilities as determined by assessors and government agencies, and accordingly could be subject to substantial increases if such agencies changed their valuation approaches or opinions or if new laws are enacted.

We must comply with the Americans with Disabilities Act, fire and safety regulations and zoning requirements, which can require significant expenditures: All of our properties must comply with the Americans with Disabilities Act and with related regulations (the “ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities.  Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could lead to government imposed fines on us and/or litigation, which could also involve an award of damages to individuals affected by the non-compliance. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, zoning requirements and other land use regulations, all of which are subject to change and could become more costly to comply with in the future.  The cost of compliance with these requirements can be substantial, and could reduce cash otherwise available for distribution to shareholders. Failure to comply with these requirements could also affect the marketability and rentability of our real estate facilities.

We incur liability from customer and employment-related claims: From time to time we have to make monetary settlements or defend actions or arbitration to resolve customer or employment-related claims and disputes. Settling any such liabilities could negatively impact our earnings and cash available for distribution to shareholders, and could also adversely affect our ability to sell, lease, operate, or encumber affected facilities

Our development of real estate can subject us to certain risks:  As of December 31, 2017,  we have a 95% interest in a completed 395-unit multifamily development that is in lease-up with an aggregate estimated cost of $115.6 million (including the fair value of the land). We are also seeking entitlements for an additional multifamily development and are considering the potential redevelopment of other facilities in our portfolio. Development or redevelopment of facilities are subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, failures of our development partners, financing risks, and the possible inability to meet expected occupancy and rent levels. In addition, we do not have experience in multifamily development and are relying to some degree on the experience of our joint venture partner. As a result of these risks, our development projects may be worth less or may generate less revenue than we believed at the time of development, negatively affecting our operating results. Any of the foregoing risks could negatively impact our operating results, cash flow available for distribution or reinvestment and our stock price. In addition, we may be unable to successfully integrate and effectively manage the properties we develop, which could adversely affect our results of operations.

Global economic conditions can adversely affect our business, financial condition, growth and access to capital.

Economic conditions in the areas we operate, capital markets, global economic conditions, and other events or factors could adversely affect rental demand for our real estate, our ability to grow our business and acquire new facilities, to access capital, as well as the value of our real estate. Such conditions, which could negatively impact our operating results, cash flow available for distribution or reinvestment and our stock price, include the following:

Commercial credit markets: Our results of operations and share price are sensitive to volatility in the credit markets. From time to time, the commercial real estate debt markets experience volatility as a result of various factors, including changing underwriting standards by lenders and credit rating agencies. This may result in lenders increasing the cost for debt financing, which could affect the economic viability of any acquisition or development activities we may undertake or otherwise increase our costs of borrowing. Conversely, to the extent that debt becomes cheaper or underwriting terms become more favorable, it could increase the overall amount of capital being invested in real estate, allowing more competitors to bid for facilities that we may wish to acquire, reducing the potential yield from acquisitions or preventing us from acquiring assets we might otherwise wish to acquire.

Capital markets: The issuance of perpetual preferred securities historically has been a significant source of capital to grow our business, and we have considered issuing unsecured debt publicly or in private transactions. We also consider issuance of our common equity a potential source of capital. Our ability to access these sources of capital can be adversely affected by challenging market conditions, which can increase the cost of issuance of preferred equity and debt, and reduce the value of our common shares, making such sources of capital less attractive or not feasible. We believe that we have sufficient working capital and capacity under our credit facilities and our retained cash flow from operations to continue to operate our business as usual and meet our current obligations. However, if we were unable to issue public equity or borrow at reasonable rates, that could limit the earnings growth that might otherwise result from the acquisition and development of real estate facilities.

Asset valuations: Market volatility makes the valuation of our properties difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties, which could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings. Reductions in the value of our assets could result in a reduction in the value of our common shares.

Potential negative impacts upon demand for our space and customers’ ability to pay: We believe that our current and prospective customers are susceptible to global and local economic conditions as well as the impact of capital markets, asset valuations, and commercial credit markets, which could result in an impairment of our customers’ existing business operations or curtail plans for growth. Such impairment could reduce demand for our rental space, or make it difficult for customers to fulfill their obligations to us under their leases.

The acquisition of existing properties is a significant component of our long-term growth strategy, and acquisitions of existing properties are subject to risks that may adversely affect our growth and financial results.

We acquire existing properties, either in individual transactions or portfolios offered by other commercial real estate owners. In addition to the general risks related to real estate described above, we are also subject to the following risks associated with the acquisition of real estate facilities which could negatively impact our operating results, cash flow available for distribution or reinvestment and our stock price:

Due diligence could be insufficient: Failure to identify all significant circumstances or conditions that affect the value, rentability, or costs of operation of an acquired facility, such as unidentified structural, environmental, zoning, or marketability issues, could jeopardize realization of anticipated earnings from an acquisition and negatively impact our operating results.

We could fail to successfully integrate acquired properties into our platform: Failures to integrate acquired properties into our operating platform, such as a failure to maintain existing relationships with customers due to changes in processes, standards, customer service, could temporarily or permanently impair our operating results.

We compete with other real estate operators for facilities: We face significant competition for suitable acquisition properties from other real estate investors, including other publicly traded real estate investment trusts and private institutional investors. As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased, reducing potential yields from acquisitions.

Acquired properties are subject to property tax reappraisals, which occur following the acquisition and can be difficult to estimate: Facilities that we acquire are subject to property tax reappraisal, which can substantially increase ongoing property taxes. The reappraisal process is subject to a significant degree of uncertainty, because it involves the judgment of governmental agencies regarding real estate values and other factors. In connection with underwriting future or recent acquisitions of properties, if our estimates of property taxes following reappraisal are too low, we may not realize anticipated earnings from an acquisition.

We would incur adverse tax consequences if we fail to qualify as a REIT.

Our cash flow available for distribution would be reduced if we fail to qualify as a REIT: We believe that we have qualified as a REIT and intend to continue to maintain our REIT status. However, there can be no assurance that we qualify or will continue to qualify as a REIT, because of the highly technical nature of the REIT rules, the ongoing importance of factual determinations, the possibility of unidentified issues in prior periods or changes in our circumstances, as well as share ownership limits in our articles of incorporation that do not necessarily ensure that our shareholder base is sufficiently diverse for us to qualify as a REIT. For any year we fail to qualify as a REIT, unless certain relief provisions apply, we would not be allowed a deduction for dividends paid, we would be subject to corporate tax on our taxable income, and generally we would not be allowed to elect REIT status until the fifth year after such a disqualification. Any taxes, interest, and penalties incurred would reduce our cash available for distributions to shareholders and could negatively affect our stock price. However, for years in which we failed to qualify as a REIT, we would not be subject to REIT rules which require us to distribute substantially all of our taxable income to our shareholders.

We may need to borrow funds to meet our REIT distribution requirements: As a REIT, we must distribute substantially all of our “REIT taxable income” to our shareholders. Our income consists primarily of our share of our OP’s income. We intend to make sufficient distributions to qualify as a REIT and otherwise avoid corporate tax. However, differences in timing between income and expenses and the need to make nondeductible expenditures such as capital improvements and principal payments on debt could force us to borrow funds to make necessary shareholder distributions.

The Board of Directors of the Company (the “Board”) will continue to evaluate our dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances.  Future dividend levels are not determinable at this time.

Potential changes in tax laws could negatively impact us.

The United States Treasury Department and Congress frequently review federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us or our shareholders. In particular, the legislation passed last December, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which was signed into law on December 22, 2017 and which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the federal income tax laws that will profoundly impact the taxation of individuals and corporations (both regular C corporations as well as corporations that have elected REIT status). A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are potentially adverse compared to prior law. To date, the Internal Revenue Service has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical corrections needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future or that any corrections made will not have further adverse, unintended or unforeseen tax consequences.

PS has significant influence over us.

As of December 31, 2017, PS owned 7.2 million shares of the Company’s common stock and 7.3 million common units of the OP (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.9% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at December 31, 2017.  In addition, the PS Business Parks name and logo are owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice. Ronald L. Havner, Jr., the Company’s chairman, is also Chairman of Trustees and Chief Executive Officer of PS. Joseph D. Russell, Jr. is a director and former Chief Executive Officer of the Company and also President of PS. Gary E. Pruitt, an independent director of the Company, is also a trustee of PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the OP. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over or acquire our Company without PS’s approval, even if favorable to our public shareholders.

Provisions in our organizational documents may prevent changes in control.

Our articles generally prohibit any person from owning more than 7% of our shares: Our articles of incorporation restrict the number of shares that may be owned by any “person,” and the partnership agreement of our OP contains an anti-takeover provision. No shareholder (other than PS and certain other specified shareholders) may own more than 7% of the outstanding shares of our common stock, unless our Board waives this limitation. We imposed this limitation to avoid, to the extent possible, a concentration of ownership that might jeopardize our ability to qualify as a REIT. This limitation, however, also makes a change of control much more difficult (if not impossible). These provisions will prevent future takeover attempts not supported by PS even if a majority of our public shareholders consider it to be in their best interests, such as to receive a premium for their shares over market value or for other reasons.

Our Board can set the terms of certain securities without shareholder approval: Our Board is authorized, without shareholder approval, to issue up to 50.0 million shares of preferred stock and up to 100.0 million shares of equity stock, in each case in one or more series. Our Board has the right to set the terms of each of these series of stock. Consequently, the Board could set the terms of a series of stock that could make it difficult (if not impossible) for another party to take over our Company even if it might be favorable to our public shareholders. Our articles of incorporation also contain other provisions that could have the same effect. We can also cause our OP to issue additional interests for cash or in exchange for property.

The partnership agreement of our OP restricts our ability to enter into mergers: The partnership agreement of our OP generally provides that we may not merge or engage in a similar transaction unless either the limited partners of our OP are entitled to receive the same proportionate consideration as our shareholders, or 60% of the OP’s limited partners approve the merger. In addition, we may not consummate a merger unless the matter is approved by a vote of the OP’s partners, with our interests in the OP voted in proportion to the manner in which our shareholders voted to approve the merger. These provisions have the effect of increasing PS’s influence over us due to PS’s ownership of operating partnership units. These provisions may make it more difficult for us to merge with another entity.

The interests of limited partners of our OP may conflict with the interests of our common stockholders.

Limited partners of our OP, including PS, have the right to vote on certain changes to the partnership agreement. They may vote in a way that is against the interests of our shareholders. Also, as general partner of our OP, we are required to protect the interests of the limited partners of the OP. The interests of the limited partners and of our shareholders may differ.

We depend on external sources of capital to grow our Company.

We are generally required under the Code to annually distribute at least 90% of our “REIT taxable income.” Because of this distribution requirement, we may not be able to fund future capital needs, including any necessary building and tenant improvements, from operating cash flow. Consequently, we may need to rely on third-party sources of capital to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our current and expected future earnings, our cash flow, and the market price per share of our common stock. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy any debt service obligations, or make cash distributions to shareholders.

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

In response to current economic conditions or the current political environment or otherwise, laws and regulations could be implemented or changed in ways that adversely affect our operating results and financial condition, such as legislation that could otherwise increase operating costs. Such changes could also adversely affect the operations of our customers, which could affect the price and demand for our space as well as our customer’s ability to pay their rent.

Holders of depositary shares, each representing 1/1,000 of a share of our outstanding preferred stock, have dividend, liquidation and other rights that are senior to the rights of the holders of shares of our common stock.

Holders of our shares of preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock. Upon liquidation, before any payment is made to holders of our common stock, shares of our preferred stock are entitled to receive a liquidation preference of $25,000 per share (or $25.00 per depositary share) plus any accrued and unpaid distributions before any payment is made to the common shareholders. These preferences may limit the amount received by our common shareholders for ongoing distributions or upon liquidation. In addition, our preferred stockholders have the right to elect two additional directors to our Board whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

Future issuances by us of shares of our common stock may be dilutive to existing stockholders, and future sales of shares of our common stock may adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock in the public market (either by us or by PS), or issuances of shares of common stock in connection with redemptions of common units of our OP, could adversely affect the market price of our common stock. The Company may seek to engage in common stock offerings in the future. Offerings of common stock, including by us in connection with portfolio or other property acquisitions or by PS in secondary offerings, and the issuance of common units of the OP in exchange for shares of common stock, could have an adverse effect on the market price of the shares of our common stock.

We rely on technology in our operations and failures, inadequacies or interruptions to our service could harm our business.

The execution of our business strategy is heavily dependent on the use of technologies and systems, including the Internet, to access, store, transmit, deliver and manage information and processes. We also maintain personally identifiable information about our customers and employees. Although we believe we have taken commercially reasonable steps to protect the security of our systems, these systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer worms, viruses and other destructive or disruptive security breaches, natural disasters, terrorist attacks, and other catastrophic events. Disruptions in service, system shutdowns and security breaches could impact our operations, subject us to legal liability or government enforcement actions, and otherwise have a material adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2017,  we owned 98 business parks consisting of a geographically diverse portfolio of 28.0 million rentable square feet of commercial real estate which consists of 14.5 million square feet of flex space, 8.8 million square feet of industrial space and 4.7 million square feet of office space. The weighted average occupancy rate throughout 2017 was 93.8% and the realized rent per square foot was $15.30.

The following table reflects the geographical diversification of the 98 business parks owned by the Company as of December 31, 2017, the type of the rentable square footage and the weighted average occupancy rates throughout 2017 (except as set forth below, all of the properties are held in fee simple interest) (in thousands, except number of business parks):

						Weighted
	Number of					Average
	Business	Rentable Square Footage				Occupancy
Region	Parks	Flex	Industrial	Office	Total	Rate
Northern California	29	2,999	3,906	340	7,245	95.9%
Southern California	15	2,540	712	31	3,283	96.4%
Dallas (1)	13	2,850	231	—	3,081	90.7%
Austin	9	1,717	246	—	1,963	94.9%
Northern Virginia	17	1,947	—	1,970	3,917	91.4%
South Florida	3	1,074	2,780	12	3,866	97.5%
Suburban Maryland	6	970	—	1,608	2,578	83.2%
Seattle	3	411	951	28	1,390	98.1%
Total	95	14,508	8,826	3,989	27,323	93.8%
Assets held for sale	3	—	—	705	705	92.2%
Total	98	14,508	8,826	4,694	28,028	93.8%

____________________________

(1)

The Company owns two properties comprised of 232,000 square feet that are subject to ground leases in Las Colinas, Texas. These leases expire in 2019 and 2020, however, we have the option to extend them for another 10 years.

Along with the 28.0 million rentable square feet of commercial space, we also have a 95.0% interest in a  395-unit apartment complex.

We currently anticipate that each of our properties listed will continue to be used for its current purpose. However, we will from time to time evaluate our properties from a highest and best use perspective, and may identify higher and better uses for its real estate. We renovate our properties in connection with the re-leasing of space to customers and expect to fund the costs of such renovations generally from rental income.

Competition exists in each of the market areas in which these properties are located, and we have risks that customers will default on leases and declare bankruptcy. We believe these risks are mitigated through the Company’s geographic diversity and diverse customer base.

Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for portfolio information with respect to lease expirations and operating results in 2017, 2016 and 2015 by region and by type of rentable space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of the Registrant’s Common Equity:

The common stock of the Company trades on the NYSE under the symbol PSB. The following table sets forth the high and low sales prices of the common stock on the NYSE for the applicable periods:

	Range		Dividends
Three Months Ended	High	Low	Declared
March 31, 2016	$102.52	$81.27	$0.75
June 30, 2016	$106.17	$94.88	$0.75
September 30, 2016	$117.00	$104.44	$0.75
December 31, 2016	$117.35	$102.32	$0.75

March 31, 2017	$121.81	$108.97	$0.85
June 30, 2017	$134.49	$114.18	$0.85
September 30, 2017	$137.60	$126.94	$0.85
December 31, 2017	$137.45	$122.23	$0.85

Holders:

As of February 19, 2018, there were 298 holders of record of the common stock.

Dividends:

Holders of common stock are entitled to receive distributions when and if declared by our Board out of any funds legally available for that purpose. As a REIT, we do not incur federal income tax if we distribute substantially all of our “REIT taxable income” each year, and if we meet certain organizational and operation rules. We believe we have met these REIT requirements in all periods presented herein, and we expect to continue to elect and qualify as a REIT.

The Board has established a distribution policy intended to maximize the retention of operating cash flow and distribute the amount required for the Company to maintain its tax status as a REIT.

Issuer Repurchases of Equity Securities:

The Board previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended December 31, 2017, there were no shares of the Company’s common stock repurchased. As of December 31, 2017, the Company has 1,614,721 shares available for repurchase under the program. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.

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

	For The Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Rental income	$402,179	$386,871	$373,135	$376,255	$359,246

Expenses
Cost of operations	125,340	123,108	121,224	127,371	114,831
Depreciation and amortization	94,270	99,486	105,394	110,357	108,917
General and administrative	9,679	14,862	13,582	13,639	5,312
Total operating expenses	229,289	237,456	240,200	251,367	229,060

Operating income	172,890	149,415	132,935	124,888	130,186
Interest and other income	942	1,233	1,130	1,032	2,124
Interest and other expenses	(1,285)	(5,664)	(13,330)	(13,593)	(16,166)
Equity in loss of unconsolidated joint venture	(805)	—	—	—	—
Gain on sale of real estate facilities	1,209	—	28,235	92,373	—
Gain on sale of development rights	6,365	—	—	—	—
Net income	179,316	144,984	148,970	204,700	116,144
Allocation to noncontrolling interests	(24,279)	(16,955)	(18,495)	(30,729)	(12,952)
Net income allocable to PS Business Parks, Inc.	155,037	128,029	130,475	173,971	103,192
Allocation to preferred shareholders based upon
Distributions	(52,873)	(57,276)	(59,398)	(60,488)	(59,216)
Redemptions	(10,978)	(7,312)	(2,487)	—	—
Allocation to restricted stock unit holders	(761)	(569)	(299)	(329)	(125)
Net income allocable to common shareholders	$90,425	$62,872	$68,291	$113,154	$43,851

Per Common Share:
Cash Distributions (1)	$3.40	$3.00	$2.20	$4.75	$1.76
Net income — basic	$3.32	$2.32	$2.53	$4.21	$1.77
Net income — diluted	$3.30	$2.31	$2.52	$4.19	$1.77
Weighted average common shares — basic	27,207	27,089	26,973	26,899	24,732
Weighted average common shares — diluted	27,412	27,179	27,051	27,000	24,833

	For The Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per square foot data)
Balance Sheet Data
Total assets	$2,100,159	$2,119,371	$2,186,658	$2,227,114	$2,238,559
Total debt	$—	$—	$250,000	$250,000	$250,000
Preferred stock called for redemption	$130,000	$230,000	$—	$—	$—
Equity
PS Business Parks, Inc.'s shareholders' equity
Preferred stock	$959,750	$879,750	$920,000	$995,000	$995,000
Common stock	$733,561	$733,509	$740,496	$718,281	$722,941
Noncontrolling interests	$196,625	$197,455	$200,103	$194,928	$196,699
Other Data
Net cash provided by operating activities	$271,614	$250,507	$238,839	$228,180	$222,680
Net cash (used in) provided by investing activities	$(80,325)	$(85,008)	$3,131	$113,188	$(172,872)
Net cash used in financing activities	$(205,036)	$(225,782)	$(205,525)	$(220,382)	$(31,210)
Square footage owned at the end of period	28,028	28,072	27,969	28,550	29,740
Weighted average occupancy rate (2)	93.8%	94.0%	92.8%	91.3%	89.9%
Realized rent per square foot (2) (3)	$15.30	$14.61	$14.27	$14.00	$13.91

____________________________

(1)	Amount includes a $2.75 per common share special cash dividend for the year ended December 31, 2014.
(2)	Weighted average occupancy and rental rates of our total portfolio for each of the last five years, including assets sold and held for sale.
(3)	Excludes material lease buyout payments of $528,000 and $2.3 million for the years ended December 31, 2016 and 2013, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the selected financial data and the Company’s consolidated financial statements and notes thereto included in this Form 10-K.

Critical Accounting Policies and Estimates:

Our accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-K. We believe our most critical accounting policies relate to income tax expense, accounting for acquired real estate facilities, allowance for doubtful accounts, impairment of long-lived assets, accrual for uncertain and contingent liabilities, each of which are more fully discussed below.

Income Tax Expense: We have elected to be treated as a REIT, as defined under the Code. As a REIT, we do not incur federal income tax on our “REIT taxable income” that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational rules. We believe we have met these REIT requirements for all periods presented herein. Accordingly, we have recorded no federal income tax expense related to our “REIT taxable income.”

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

Accounting for Acquired Real Estate Facilities: We estimate the fair values of the land, buildings, intangible assets and intangible liabilities for purposes of allocating the purchase price. Such estimates are based upon many assumptions and judgments, including (i) market rates of return and capitalization rates on real estate and intangible assets, (ii) building and material cost levels, (iii) comparisons of the acquired underlying land parcels to recent land transactions, (iv) estimated market rent levels and (v) future cash flows from the real estate and the existing customer base. Others could come to materially different conclusions as to the estimated fair values, which would result in different depreciation and amortization expense, rental income, gains and losses on sale of real estate assets, and real estate and intangible assets.

Allowance for Doubtful Accounts: Customer receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from customers. Deferred rent receivable represents the amount that the cumulative straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement. Determination of the adequacy of allowances for doubtful accounts requires significant judgments and estimates. Others could come to materially different conclusions regarding the adequacy of our allowance for doubtful accounts. Significant unreserved bad debt losses could materially impact our net income.

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

Strategic Overview

Our overall operating results are impacted primarily by the performance of our existing real estate facilities, which at December 31, 2017 are comprised of 28.0 million rentable square feet of multi-tenant flex, industrial and office properties concentrated in six states and a 95.0% interest in a  395-unit apartment complex. Accordingly, a significant degree of management attention is paid to maximizing the cash flow from our existing real estate portfolio. We also acquire properties we believe will create long-term value, and from time to time we dispose of properties which no longer fit within the Company’s strategic objectives.

Existing Real Estate Facilities: The operating results of our existing real estate facilities are substantially influenced by demand for rental space within our properties and our markets, which impacts occupancy, rental rates and capital expenditures requirements. We strive to maintain high occupancy levels while increasing rental rates and minimizing capital expenditures when market conditions allow, although the Company may decrease rental rates in markets where conditions require. Management’s initiatives and strategies with respect to our existing real estate facilities include incentivizing our personnel to maximize the return on investment for each lease transaction and providing a superior level of service to our customers.

Acquisitions of Real Estate Facilities: We also seek to grow our operations through acquisitions of facilities generally consistent with the Company’s focus on owning concentrated business parks with easily configurable space. In the third quarter of 2016, we acquired two multi-tenant office buildings aggregating 226,000 square feet in Rockville, Maryland for a purchase price of $13.3 million. The occupancy rate has increased from 18.5% on the date of acquisition to 43.1% as of December 31, 2017. These buildings are located within The Grove 270 (formerly Shady Grove Executive Park) where we already owned three substantially fully-leased buildings aggregating 352,000 square feet. We continue to seek to acquire additional facilities in our existing markets and generally in proximity to our existing facilities; however, there can be no assurance that we will acquire additional facilities that meet our risk-adjusted return and underwriting requirements.

Development or redevelopment of real estate facilities: We also may seek to redevelop our existing real estate. We own a large contiguous block of real estate (628,000 rentable square feet on 44.5 acres of land) located within The Mile in Tysons, Virginia. We demolished one of our existing office buildings in The Mile and built Highgate at an estimated cost, including the estimated fair value of existing land, of $115.6 million.

While multi-family real estate is not a core asset for us, we determined that multi-family real estate represented a unique opportunity and the highest and best use of this parcel. We have partnered through a joint venture with a local developer and operator of multi-family space in order to leverage their operational experience. See “Analysis of Items Not Included in Operating Income – Equity in loss of unconsolidated joint venture” below and Note 4 to our consolidated financial statements for more information on Highgate.

We do not consolidate the joint venture that holds Highgate; accordingly, our share of net loss is reflected under “equity in loss of unconsolidated joint venture.” Effective January 1, 2018, the joint venture agreement was amended to provide the Company control of all significant decisions of the joint venutre. As such, we commenced consolidating the operating results of Highgate beginning January 1, 2018.

We have an additional 123,000 square foot office building located within The Mile that we are seeking to demolish in order to construct another multi-family complex on the parcel. This parcel is reflected on our consolidated balance sheets as land and building held for development. The scope and timing of development of this site is subject to a variety of contingencies, including approval of entitlement. We do not expect that development will commence any earlier than December 31, 2018.

Dispositions of Real Estate Facilities:  In 2015, we completed a plan to exit non-strategic markets in Sacramento California, Oregon and Arizona. We do not expect to exit any additional markets. However, we may from time to time dispose of individual real estate assets based on market conditions, fit with our existing portfolio or other reasons.

On May 1, 2017, we disposed of a two-building single-story office park comprising 44,000 square feet, located in Dallas, Texas, for net proceeds of $2.1 million, which resulted in a net gain of $1.2 million.  We have 705,000 rentable square feet of office product located in Orange County, California, held for sale and expect to complete the sale of these assets during 2018. The operations of these facilities are presented below under “assets sold or held for sale or development.”

Certain Factors that May Impact Future Results

Impact of Inflation: Although inflation has not been significant in recent years, an increase in inflation could impact our future results, and the Company continues to seek ways to mitigate its potential impact. A substantial portion of the Company’s leases require customers to pay operating expenses, including real estate taxes, utilities and insurance, as well as increases in common area expenses, partially reducing the Company’s exposure to inflation during each lease’s respective lease period.

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of December 31, 2017, excluding assets held for sale, industry groups that represented more than 10% of our annual rental income comes from business services and warehouse, distribution, transportation and logistics. No other industry group represents more than 10% of our annualized rental income as depicted in the following table.

Percent of
Annualized
Industry	Rental Income
Business services	18.3%
Warehouse, distribution, transportation and logistics	11.8%
Health services	9.9%
Computer hardware, software and related services	9.9%
Government	7.1%
Retail, food, and automotive	7.1%
Engineering and construction	7.2%
Insurance and financial services	4.0%
Electronics	3.1%
Aerospace/defense products and services	2.8%
Home furnishings	2.6%
Communications	2.0%
Educational services	1.6%
Other	12.6%
Total	100.0%

As of December 31, 2017, excluding assets held for sale, leases from our top 10 customers comprised 10.6% of our annualized rental income, with only one customer, the U.S. Government (4.5%), representing more than 1% as depicted in the following table (in thousands).

			Percent of
		Annualized	Annualized
Customers	Square Footage	Rental Income (1)	Rental Income
U.S. Government	642	$17,759	4.5%
Keeco, L.L.C.	460	3,639	0.9%
Lockheed Martin Corporation	168	3,505	0.9%
Kaiser Permanente	158	3,427	0.9%
Luminex Corporation	162	3,247	0.8%
KZ Kitchen Cabinet & Stone	192	2,255	0.6%
CEVA Logistics U.S., Inc.	213	2,142	0.5%
Applied Materials, Inc.	162	2,086	0.5%
Inova Health Care Services	66	1,913	0.5%
Investorplace Media, LLC	46	1,859	0.5%
Total	2,269	$41,832	10.6%

____________________________

(1)	For leases expiring prior to December 31, 2018, annualized rental income represents income to be received under existing leases from January 1, 2018 through the date of expiration.

Customer credit risk: We have historically experienced a low level of write-offs of uncollectible rents, with less than 0.5% of rental income written off each year over the last six years. However, there can be no assurance that write offs may not increase, because there is inherent uncertainty in a customer’s ability to continue paying rent and meet its full lease obligation. As of February 19, 2018, we had 62,000 square feet of leased space occupied by three customers that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement.

Net Operating Income

We evaluate the performance of our business parks primarily based on net operating income (“NOI”), a measure that is not defined in accordance with U.S. generally accepted accounting principles (“GAAP”), because we believe NOI is an important measure of the value and performance of our real estate. We believe investors utilize NOI in a similar manner and for similar reasons. We define NOI as Adjusted Rental Income less Adjusted Cost of Operations (described below). NOI excludes depreciation and amortization because management and investors do not consider it important in valuing real estate or evaluating real estate performance, because depreciation assumes the value of real estate declines ratably from its historical cost based upon the passage of time, while we believe the value of real estate changes based upon cash flow and other market factors.

Adjusted Rental Income represents rental income, excluding material lease buyout payments, which we believe are not reflective of ongoing rental income.

Adjusted Cost of Operations represents cost of operations, excluding Senior Management Long-Term Equity Incentive Plan (“LTEIP”) amortization, which can vary significantly period to period based upon-the performance of the whole company, rather than just property operations.

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

Results of Operations

Operating Results for 2017 and 2016

For the year ended December 31, 2017, net income allocable to common shareholders was $90.4 million or $3.30 per diluted share, compared to $62.9 million or $2.31 per diluted share for the year ended December 31, 2016.  The increase was due to a $12.9 million increase in NOI with respect to our real estate facilities, gains on the sale of real estate facilities and development rights, a reduction in preferred distributions and a reduction in interest expense due to the repayment of debt, partially offset by an increase in charges related to the redemption of preferred securities. The increase in NOI includes a $14.5 million increase for our Same-Park facilities (defined below) due primarily to higher realized rent per occupied square foot and increased occupancy, offset partially by reduced NOI with respect to facilities we sold or are holding for sale or development.

Operating Results for 2016 and 2015

For the year ended December 31, 2016, net income allocable to common shareholders for the year ended December 31, 2016 was $62.9 million or $2.31 per diluted share, compared to $68.3 million or $2.52 per diluted share for the year ended December 31, 2015.  The decrease was primarily due to gain on sale of assets reported in 2015 partially offset by an $11.9 million increase in NOI with respect to our real estate facilities and lower interest expense in 2016. The increase in NOI includes a $13.0 million increase for our Same-Park facilities due primarily to an increase in occupancy and higher realized rent per occupied square foot, offset partially by reduced NOI with respect to facilities we sold or are holding for sale or development.

We analyze our net income in this discussion analysis in two main sections: operating income and all other components of net income.

Analysis of Operating Income

Our operating income is comprised primarily of our real estate operations, depreciation and amortization expense and general and administrative expenses.

We segregate our real estate activities into (a) same park operations, representing all operating properties acquired prior to January 1, 2015, comprising 27.1 million rentable square feet of our 28.0 million in rentable space at December 31, 2017 (the “Same Park” facilities), (b) non-same park operations, representing those facilities we own that were acquired after January 1, 2015 (the “Non-Same Park” facilities) and (c) assets sold or held for sale or development, representing facilities whose existing operations are no longer part of our ongoing operations, because they were sold or are expected to be sold or developed or converted to alternate use.

The table below sets forth the various components of our operating income (in thousands):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
	2017	2016	Variance	2016	2015	Variance
RENTAL INCOME
Adjusted rental income (1)
Same Park	$386,133	$369,000	$17,133	$369,000	$353,804	$15,196
Non-Same Park	1,495	296	1,199	296	—	296
Assets sold or held for sale or development (2)	14,551	17,047	(2,496)	17,047	19,331	(2,284)
Lease buyout payment	—	528	(528)	528	—	528
Total rental income	402,179	386,871	15,308	386,871	373,135	13,736

COST OF OPERATIONS
Adjusted cost of operations (3)
Same Park	115,574	112,929	2,645	112,929	110,776	2,153
Non-Same Park	1,373	289	1,084	289	—	289
Assets sold or held for sale or development (2)	6,062	6,887	(825)	6,887	7,978	(1,091)
LTEIP amortization	2,331	3,003	(672)	3,003	2,470	533
Total cost of operations	125,340	123,108	2,232	123,108	121,224	1,884

OPERATING INCOME
Net operating income (4)
Same Park	270,559	256,071	14,488	256,071	243,028	13,043
Non-Same Park	122	7	115	7	—	7
Assets sold or held for sale or development (2)	8,489	10,160	(1,671)	10,160	11,353	(1,193)
Lease buyout payment and LTEIP amortization	(2,331)	(2,475)	144	(2,475)	(2,470)	(5)
Depreciation and amortization	(94,270)	(99,486)	5,216	(99,486)	(105,394)	5,908
General and administrative	(9,679)	(14,862)	5,183	(14,862)	(13,582)	(1,280)
Operating income	$172,890	$149,415	$23,475	$149,415	$132,935	$16,480

____________________________

(1)	Adjusted rental income excludes material lease buyout payments.
(2)

The operations for “assets sold or held for sale or development” is primarily comprised of the historical operations of the 705,000 rentable square feet of office product held for sale and are therefore not expected to remain part of our ongoing operations. These assets were removed from the Same Park portfolio in the current year’s presentation. For the years ended December 31, 2016 and 2015, respectively, “assets sold or held for sale or development” also includes $3.3 million and $3.6 million, respectively in adjusted rental income and $905,000 and $702,000 in adjusted cost of operations from a 123,000 square foot office building held for development. For the year ended December 31, 2015, “assets sold or held for sale or development” includes $2.7 million in adjusted rental income and $1.2 million in adjusted cost of operations from 574,000 square feet of assets sold during 2015.

(3)	Adjusted cost of operations excludes the impact of LTEIP amortization.
(4)	Net operating income represents adjusted rental income less adjusted cost of operations.

Rental income increased $15.3 million in 2017 compared to 2016 and by $13.7 million in 2016 as compared to 2015 due primarily to increases in adjusted rental income at the Same Park and Non-Same Park facilities, offset partially by adjusted rental income from assets sold or held for sale or development.  The increases in adjusted rental income at the Same Park facilities in 2017 and 2016 were due primarily to higher annualized realized rental income per occupied square foot and increased occupancy.

Cost of operations increased $2.2 million in 2017 compared to 2016 and by $1.9 million in 2016 as compared to 2015 due primarily to increases in adjusted cost of operations for the Same Park and Non-Same Park facilities, offset partially by adjusted costs of operations from assets sold or held for sale or development. The 2017 increase in cost of operations was partially offset by lower LTEIP amortization, whereas the increase in 2016 LTEIP amortization increased 2016 cost of operations.

Operating income increased $23.5 million in 2017 compared to 2016 and by $16.5 million in 2016 compare to 2015. The 2017 increase was due primarily to higher rental income, lower depreciation expense and general and administrative expenses. The 2016 increase in operating income was primarily due to higher rental income and lower depreciation expense partially offset by higher general and administrative expenses.

See below for a discussion of depreciation and amortization expense and general and administrative expenses.

Same Park Facilities

The Same Park facilities are those that we have owned and operated since January 1, 2015. We evaluate the operations of these facilities to more effectively evaluate the ongoing performance of our portfolio in 2017, 2016 and 2015. We believe the Same Park information is used by investors and analysts in a similar manner. The following table summarizes the historical operating results of these facilities and certain statistical information related to leasing activity (in thousands, except per square foot data):

Summary of Same Park Operations
	For the Years			For the Years
	Ended December 31,			Ended December 31,
	2017	2016	Variance	2016	2015	Variance
Adjusted rental income	$386,133	$369,000	4.6%	$369,000	$353,804	4.3%

Adjusted cost of operations
Property taxes	39,512	38,450	2.8%	38,450	36,587	5.1%
Utilities	21,987	22,077	(0.4%)	22,077	21,935	0.6%
Repairs and maintenance	25,949	23,520	10.3%	23,520	23,065	2.0%
Snow removal	544	1,810	(69.9%)	1,810	1,938	(6.6%)
Other expenses	27,582	27,072	1.9%	27,072	27,251	(0.7%)
Total	115,574	112,929	2.3%	112,929	110,776	1.9%

Net operating income	$270,559	$256,071	5.7%	$256,071	$243,028	5.4%

Selected Statistical Data
Gross margin (1)	70.1%	69.4%	1.0%	69.4%	68.7%	1.0%
Weighted average square foot occupancy	94.4%	94.2%	0.2%	94.2%	93.0%	1.3%
Annualized realized rent per occupied square foot (2)	$15.10	$14.45	4.5%	$14.45	$14.04	2.9%

____________________________

(1)	Computed by dividing NOI by adjusted rental income.
(2)	Represents the annualized adjusted rental income earned per occupied square foot.

Analysis of Same Park Adjusted Rental Income

Adjusted rental income generated by the Same Park facilities increased 4.6% in 2017 as compared to 2016 and by 4.3% in 2016 as compared to 2015. These increases were due primarily to higher rental rates charged to our customers, as annualized realized rental income per occupied square foot increased 4.5% and 2.9% in 2017 and 2016, respectively, compared to the year prior. Weighted average occupancy increased 0.2% and 1.3% in 2017 and 2016, respectively, compared to the year prior.

We believe that high occupancies help maximize our rental income. Accordingly, we seek to maintain a weighted average occupancy over 90%.

During 2017 and 2016, most markets continued to reflect favorable conditions allowing for stable occupancy as well as increasing rental rates. With the exception of Northern Virginia and Suburban Maryland markets, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions and tenant demand remained healthy.

Our future revenue growth will come primarily from potential increases in market rents allowing us to increase rent levels when leases are either renewed with existing customers or re-leased to new customers. The following table sets forth the expirations of existing leases in our Same Park portfolio in place at December 31, 2017 over the next 10 years (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
2018	1,847	5,998	23.1%	$97,358	23.6%
2019	1,519	6,740	26.0%	101,830	24.7%
2020	787	5,087	19.6%	75,766	18.3%
2021	292	2,434	9.4%	37,806	9.2%
2022	279	2,713	10.4%	45,317	11.0%
2023	48	1,210	4.7%	19,065	4.6%
2024	33	669	2.6%	11,267	2.7%
2025	23	571	2.2%	12,517	3.0%
2026	14	106	0.4%	2,580	0.6%
2027	6	20	0.1%	889	0.2%
Thereafter	11	399	1.5%	8,822	2.1%
Total	4,859	25,947	100.0%	$413,217	100.0%

During the year ended December 31, 2017, we leased 7.4 million in rentable square feet to new and existing customers, with an average increase in rental rates over the previous rates of 5.1%.  Renewals of leases with existing customers represented 62.0% of our leasing activity for the year ended December 31, 2017. See “Analysis of Same Park Market Trends” below for further analysis of such data on a by-market basis.

Our ability to re-lease space on expired leases in a way that minimizes vacancy periods and the lease rates that may be achieved are not predictable, because they will depend upon market conditions in the specific submarkets in which each of our properties are located.

Analysis of Same Park Adjusted Cost of Operations

Adjusted costs of operations generated by the Same Park facilities increased 2.3% in 2017 as compared to 2016 due primarily to increased other expenses, repairs and maintenance expense (excluding snow removal costs) and property taxes offset partially by reduced snow removal costs. Adjusted costs of operations increased by 1.9% in 2016 as compared to 2015 due primarily to increased repairs and maintenance expense (excluding snow removal costs) and property tax expense offset partially by other expenses.

Property taxes increased 2.8% in 2017 as compared to 2016 and by 5.1% in 2016 as compared to 2015 due primarily to higher assessed values. We expect property tax growth in 2018 due primarily to higher assessed values and changes in tax rates.

Utilities are dependent primarily upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities decreased 0.4% in 2017 as compared to 2016 and increased 0.6% in 2016 as compared to 2015. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not predictable. However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates in 2018.

Repairs and maintenance increased 4.6% in 2017 as compared to 2016 due to incremental costs relating to Hurricane Irma and by 9.8% in 2016 as compared to 2015. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable. We expect inflationary increases to repairs and maintenance costs in 2018, excluding snow removal expense, which is primarily weather dependent and not predictable.

Snow removal decreased 69.9% in 2017 as compared to 2016 and by 6.6% in 2016 as compared to 2015. Snow removal costs are weather dependent and therefore not predictable.

Other expenses increased 7.0% in 2017 as compared to 2016 and decreased 7.3% in 2016 as compared to 2015. These costs are comprised of on site and supervisory personnel, property insurance and other expenses incurred in the operation of our properties. We expect other expenses to increase on an inflationary basis in 2018.

Same Park Quarterly Trends

The following table sets forth historical quarterly trends in the operations of the Same Park facilities for adjusted rental income, adjusted cost of operations, occupancies, realized rents and those expenses which have material seasonal trends (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Full Year
Adjusted rental income
2017	$96,203	$95,849	$96,447	$97,634	$386,133
2016	$91,634	$91,938	$92,466	$92,962	$369,000
2015	$86,900	$87,757	$88,885	$90,262	$353,804

Adjusted cost of operations
2017	$28,328	$28,118	$29,318	$29,810	$115,574
2016	$29,496	$27,210	$28,344	$27,879	$112,929
2015	$28,754	$27,254	$28,130	$26,638	$110,776

Snow removal
2017	$378	$103	$—	$63	$544
2016	$1,810	$—	$—	$—	$1,810
2015	$1,815	$123	$—	$—	$1,938

Utilities
2017	$5,458	$5,309	$5,810	$5,410	$21,987
2016	$5,854	$5,007	$5,884	$5,332	$22,077
2015	$5,447	$5,387	$5,959	$5,142	$21,935

Weighted average square foot occupancy
2017	94.6%	93.7%	94.1%	95.1%	94.4%
2016	94.2%	93.7%	94.2%	94.8%	94.2%
2015	91.7%	92.3%	93.5%	94.3%	93.0%

Annualized realized rent per occupied square foot
2017	$15.01	$15.10	$15.13	$15.16	$15.10
2016	$14.36	$14.48	$14.49	$14.47	$14.45
2015	$14.00	$14.04	$14.04	$14.12	$14.04

Analysis of Same Park Market Trends

The following tables set forth market rent, expense and occupancy trends in our Same Park facilities (in thousands, except per square foot data):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
Region	2017	2016	Variance	2016	2015	Variance

Selected Geographic Data on Same Park

Adjusted rental income
Northern California (7.2 million feet)	$93,032	$86,395	7.7%	$86,395	$78,837	9.6%
Southern California (3.3 million feet)	50,269	47,583	5.6%	47,583	45,947	3.6%
Dallas (3.1 million feet)	33,027	31,233	5.7%	31,233	30,259	3.2%
Austin (2.0 million feet)	29,240	27,467	6.5%	27,467	22,808	20.4%
Northern Virginia (3.9 million feet)	75,590	76,285	(0.9%)	76,285	77,197	(1.2%)
South Florida (3.9 million feet)	41,082	38,153	7.7%	38,153	35,399	7.8%
Suburban Maryland (2.3 million feet)	47,742	46,811	2.0%	46,811	48,884	(4.2%)
Seattle (1.4 million feet)	16,151	15,073	7.2%	15,073	14,473	4.1%
Total Same Park (27.1 million feet)	386,133	369,000	4.6%	369,000	353,804	4.3%

Adjusted cost of operations
Northern California	23,532	22,619	4.0%	22,619	22,328	1.3%
Southern California	13,382	13,072	2.4%	13,072	12,927	1.1%
Dallas	11,168	11,165	0.0%	11,165	10,921	2.2%
Austin	9,891	9,487	4.3%	9,487	8,539	11.1%
Northern Virginia	25,018	25,494	(1.9%)	25,494	25,112	1.5%
South Florida	11,349	10,578	7.3%	10,578	10,885	(2.8%)
Suburban Maryland	17,158	16,603	3.3%	16,603	16,134	2.9%
Seattle	4,076	3,911	4.2%	3,911	3,930	(0.5%)
Total Same Park	115,574	112,929	2.3%	112,929	110,776	1.9%

Net operating income
Northern California	69,500	63,776	9.0%	63,776	56,509	12.9%
Southern California	36,887	34,511	6.9%	34,511	33,020	4.5%
Dallas	21,859	20,068	8.9%	20,068	19,338	3.8%
Austin	19,349	17,980	7.6%	17,980	14,269	26.0%
Northern Virginia	50,572	50,791	(0.4%)	50,791	52,085	(2.5%)
South Florida	29,733	27,575	7.8%	27,575	24,514	12.5%
Suburban Maryland	30,584	30,208	1.2%	30,208	32,750	(7.8%)
Seattle	12,075	11,162	8.2%	11,162	10,543	5.9%
Total Same Park	$270,559	$256,071	5.7%	$256,071	$243,028	5.4%

Weighted average square foot occupancy
Northern California	95.9%	96.8%	(0.9%)	96.8%	95.8%	1.0%
Southern California	96.4%	96.2%	0.2%	96.2%	95.2%	1.1%
Dallas	90.7%	90.1%	0.7%	90.1%	87.3%	3.2%
Austin	94.9%	96.9%	(2.1%)	96.9%	90.4%	7.2%
Northern Virginia	91.4%	92.3%	(1.0%)	92.3%	91.3%	1.1%
South Florida	97.5%	94.0%	3.7%	94.0%	93.9%	0.1%
Suburban Maryland	88.7%	87.8%	1.0%	87.8%	89.6%	(2.0%)
Seattle	98.1%	98.5%	(0.4%)	98.5%	96.8%	1.8%
Total Same Park	94.4%	94.2%	0.2%	94.2%	93.0%	1.3%

Annualized realized rent per occupied square foot
Northern California	$13.39	$12.32	8.7%	$12.32	$11.36	8.5%
Southern California	$15.90	$15.07	5.5%	$15.07	$14.70	2.5%
Dallas	$11.81	$11.25	5.0%	$11.25	$11.25	—
Austin	$15.69	$14.43	8.7%	$14.43	$12.85	12.3%
Northern Virginia	$21.10	$21.10	—	$21.10	$21.57	(2.2%)
South Florida	$10.90	$10.50	3.8%	$10.50	$9.75	7.7%
Suburban Maryland	$22.88	$22.65	1.0%	$22.65	$23.19	(2.3%)
Seattle	$11.84	$11.01	7.5%	$11.01	$10.76	2.3%
Total Same Park	$15.10	$14.45	4.5%	$14.45	$14.04	2.9%

Supplemental Same Park Data by Product Type

The following supplemental tables provide further detail of our by region Same Park adjusted rental income, adjusted cost of operations and net operating income, further segregated by flex, office, and industrial for each of the three years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31, 2017				For the Year Ended December 31, 2016				For the Year Ended December 31, 2015
	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total
	In thousands
Adjusted Rental Income:
Northern California	$43,796	$10,790	$38,446	$93,032	$39,512	$10,199	$36,684	$86,395	$37,023	$8,328	$33,486	$78,837
Southern California	43,686	670	5,913	50,269	41,183	646	5,754	47,583	39,863	653	5,431	45,947
Dallas	31,327	—	1,700	33,027	29,610	—	1,623	31,233	28,668	—	1,591	30,259
Austin	27,310	—	1,930	29,240	25,779	—	1,688	27,467	21,714	—	1,094	22,808
Northern Virginia	32,693	42,897	—	75,590	32,388	43,897	—	76,285	32,250	44,947	—	77,197
South Florida	14,127	208	26,747	41,082	13,073	245	24,835	38,153	12,677	169	22,553	35,399
Suburban Maryland	16,614	31,128	—	47,742	15,758	31,053	—	46,811	15,388	33,496	—	48,884
Seattle	8,237	575	7,339	16,151	7,729	597	6,747	15,073	7,516	586	6,371	14,473
Total	217,790	86,268	82,075	386,133	205,032	86,637	77,331	369,000	195,099	88,179	70,526	353,804
Adjusted Cost of Operations:
Northern California	11,482	2,903	9,147	23,532	10,897	3,147	8,575	22,619	10,912	3,094	8,322	22,328
Southern California	11,917	269	1,196	13,382	11,614	279	1,179	13,072	11,457	269	1,201	12,927
Dallas	10,849	—	319	11,168	10,839	—	326	11,165	10,574	—	347	10,921
Austin	9,206	—	685	9,891	8,798	—	689	9,487	7,919	—	620	8,539
Northern Virginia	9,254	15,764	—	25,018	9,763	15,731	—	25,494	9,615	15,497	—	25,112
South Florida	4,211	67	7,071	11,349	3,873	69	6,636	10,578	4,015	95	6,775	10,885
Suburban Maryland	5,365	11,793	—	17,158	5,215	11,388	—	16,603	5,327	10,807	—	16,134
Seattle	2,052	190	1,834	4,076	2,004	193	1,714	3,911	2,059	200	1,671	3,930
Total	64,336	30,986	20,252	115,574	63,003	30,807	19,119	112,929	61,878	29,962	18,936	110,776
NOI:
Northern California	32,314	7,887	29,299	69,500	28,615	7,052	28,109	63,776	26,111	5,234	25,164	56,509
Southern California	31,769	401	4,717	36,887	29,569	367	4,575	34,511	28,406	384	4,230	33,020
Dallas	20,478	—	1,381	21,859	18,771	—	1,297	20,068	18,094	—	1,244	19,338
Austin	18,104	—	1,245	19,349	16,981	—	999	17,980	13,795	—	474	14,269
Northern Virginia	23,439	27,133	—	50,572	22,625	28,166	—	50,791	22,635	29,450	—	52,085
South Florida	9,916	141	19,676	29,733	9,200	176	18,199	27,575	8,662	74	15,778	24,514
Suburban Maryland	11,249	19,335	—	30,584	10,543	19,665	—	30,208	10,061	22,689	—	32,750
Seattle	6,185	385	5,505	12,075	5,725	404	5,033	11,162	5,457	386	4,700	10,543
Total	$153,454	$55,282	$61,823	$270,559	$142,029	$55,830	$58,212	$256,071	$133,221	$58,217	$51,590	$243,028

The following table sets forth key statistical information with respect to our Same Park leasing activities in 2017. As noted above, our past revenue growth has come from annual inflators, as well as re-leasing of space at current market rates. The following table summarizes the Company’s leasing production by these eight regions (square feet in thousands):

	For the Year Ended December 31, 2017
	Square		Transaction
	Footage	Customer	Costs per	Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	1,691	68.8%	$1.76	23.7%
Southern California	1,332	69.9%	$1.55	4.4%
Dallas	820	56.1%	$3.23	3.0%
Austin	384	44.8%	$2.43	14.3%
Northern Virginia	1,136	66.3%	$7.57	(9.2%)
South Florida	1,124	62.5%	$1.50	4.7%
Suburban Maryland	483	78.8%	$8.75	(10.9%)
Seattle	446	79.6%	$0.98	12.2%
Total	7,416	66.1%	$3.18	5.1%

____________________________

(1)

Rental rate change is computed by taking the percentage difference between outgoing rents and incoming rents for leases executed during the period. Leases executed on spaces vacant for more than the preceding twelve months have been excluded.

During 2017 and 2016, most markets continued to reflect favorable conditions allowing for stable occupancy as well as increasing rental rates. With the exception of Northern Virginia and Suburban Maryland, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions and tenant demand remained healthy. Northern Virginia and Suburban Maryland continue to experience soft market conditions as evidenced by continued pressure on occupancy and rental rates. In these markets, rental rates on executed leases declined 9.2% and 10.9%, respectively, over expiring rents for the year ended December 31, 2017. Given lease expirations of 825,000 square feet in Northern Virginia and 604,000 square feet in Suburban Maryland through December 31, 2018, the Company may continue to experience a decrease in rental income in these regions.

Non-Same Park facilities: Our Non-Same Park facilities are comprised of two office buildings in Maryland, with 226,000 rentable square feet purchased in 2016 at a purchase price of $13.3 million. Occupancy was 43.1% at December 31, 2017 compared to 18.5% at acquisition. Realized annual rent per occupied square foot was $25.34 for these properties for the year ended December 31, 2017.

We believe that our management and operating infrastructure allows us to generate higher NOI from newly acquired facilities than was achieved by the previous owners. However, it can take 24 or more months for us to fully achieve the higher NOI, and the ultimate levels of NOI to be achieved can be affected by changes in general economic conditions. As a result, there can be no assurance that we will achieve our expectations with respect to these newly acquired facilities.

We expect the Non-Same Park facilities to continue to provide increased NOI in 2018 as these facilities approach stabilized occupancy levels.

Assets sold or held for sale or development: These amounts include historical operating results with respect to properties that have been sold, and with respect to properties held for sale or future potential development.

We classified three office business parks aggregating 705,000 square feet located within our Southern California region (Irvine, Orange and Santa Ana) as properties held for disposition as of December 31, 2017 and 2016. These parks generated NOI of $8.4 million, $7.6 million and $6.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. While there can be no assurance of a completed sale, we expect to complete the sale of these assets during 2018.

A 123,000 rentable square foot vacant office building is being held for future potential development into a multi-family building. We expect no further material operations for this vacant property until development is complete. As noted above, we do not expect development activity to commence any earlier than December 31, 2018.

Depreciation and Amortization Expense: Depreciation and amortization decreased 5.2% in 2017 compared to 2016 and by 5.6% in 2016 compared to 2015. The decreases in depreciation and amortization expense were due to the cost of certain assets reaching the end of their depreciable lives.

General and Administrative Expenses: General and administrative expenses primarily represent compensation for senior executives, tax compliance, legal and costs associated with being a public company. General and administrative expenses decreased $5.2 million, or 34.9%, in 2017 compared to 2016 and increased $1.3 million, or 9.4%, in 2016 compared to 2015. The decrease in 2017 over 2016 was primarily due to departure of senior executives in 2016 and 2017 and  a reduction in the ongoing LTEIP amortization ($2.8 million in 2017 versus $4.7 million in 2016). The increase in 2016 over 2015 was primarily due to $2.0 million charge to LTEIP amortization related to the departure of our former CEO and acquisition transaction costs of $328,000 expensed in 2016.

Analysis of Items Not Included in Operating Income

Interest and Other Expense: Interest and other expense decreased $4.4 million, or 77.3%, in 2017 compared to 2016 and by $7.7 million, or 57.5%, in 2016 compared to 2015. The decreases were primarily due to a repayment of a $250.0 million mortgage note during the second quarter of 2016.

Equity in loss of unconsolidated joint venture: Our equity in loss of unconsolidated joint venture represents our pro rata equity in the earnings of our 95% equity investment in the joint venture that owns Highgate. We provided a construction loan to the joint venture, maturing in April, 2019 that has two one-year extension options, of up to $75.0 million. The interest income we receive on the loan is eliminated against our equity in earnings. The joint venture began leasing activities during 2017 and we recorded an equity loss in the unconsolidated joint venture of $805,000, comprised of our proportionate share of  $1.8 million in revenue, $1.5 million in cost of operations, and $1.2 million in depreciation expense for the year ended December 31, 2017.

The following table summarizes the joint venture’s project timeline and updates as of December 31, 2017:

		Schedule			As of December 31, 2017
Apartment Units	Total Estimated Project Costs (1) (in thousands)	Construction Start	Initial Occupancy	Estimated Stabilization Period	% Completed	% Occupied	Average Rent per Unit (2)
395	$115,588	Q3 2015	Q2 2017	Q4 2018	100.0%	58.5%	$2,156

____________________________

(1)

The project cost for Highgate reflects the underlying land at the assigned contribution value upon formation of the joint venture. The estimated total costs of the project include land basis of $15.3 million plus unrealized land appreciation of $11.6 million.

(2)

Average rate per unit is defined as the total potential monthly rental revenue (actual rent for occupied apartment homes plus market rent for vacant apartment homes) divided by the number of apartment units.

Excluding the equity loss in the unconsolidated joint venture of $805,000, our cumulative investment in and advances to the joint venture totaled $101.7 million at December 31, 2017.

Gain on sale of real estate facility and gain on sale of development rights: On May 1, 2017, we sold a two-building single-story office park comprising 44,000 square feet, located in Dallas, Texas, for net proceeds of $2.1 million, which resulted in a net gain of $1.2 million. On March 31, 2017, we sold development rights we had acquired in 2006 in connection with our acquisition of a business park in Silver Spring, Maryland for $6.5 million. We received net proceeds of $6.4 million, of which $1.5 million was received in prior years and $4.9 million was received in 2017. We recorded a net gain of $6.4 million for the year ended December 31, 2017.

During 2015, the Company sold four business parks, aggregating 492,000 square feet, in non-strategic markets for net proceeds of $41.2 million, which resulted in a gain of $23.4 million. Additionally, as part of an eminent domain process, the Company sold five buildings, aggregating 82,000 square feet, at the Company’s Overlake Business Park located in Redmond, Washington, for $13.9 million, which resulted in a gain of $4.8 million. Including the five business parks aggregating 1.9 million square feet and 11.5 acres of land sold in 2014, we completed our stated objective of exiting non-strategic markets in Sacramento, California, Oregon and Arizona.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

Capital Raising Strategy: As a REIT, we generally distribute substantially all of our “REIT taxable income” to our shareholders, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investments. As a result, in order to grow our asset base, access to capital is important.

Our financial profile is characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows. We are a highly rated REIT, as rated by Moody’s and Standard & Poor’s. Our corporate credit rating by Standard and Poors is A-, while our preferred shares are rated BBB by Standard and Poors and Baa2 by Moodys. Our credit profile and ratings enable us to effectively access both the public and private capital markets to raise capital.

In order to maintain access to capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders. For the year ended December 31, 2017, the ratio to FFO to combined fixed charges and preferred distributions paid was 4.9 to 1.0.

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

As of December 31, 2017, we had no balance outstanding on our Credit Facility. In the last five years, we have retained an average of $40 to $50 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less shareholder and unit holder distributions and capital expenditures.

Potential future uses of capital in the next twelve months include the acquisition of additional real estate facilities, and potential future sources include the potential sale of real estate facilities, including proceeds from the potential sale of properties in Orange County, California.  A portion of the net proceeds of any such sale that is in excess of our taxable basis may have to be distributed to shareholders. We expect to invest an additional $3.1 million with respect to Highgate.

Required Debt Repayments: As of December 31, 2017, we have no debt outstanding on our Credit Facility. We are in compliance with the covenants and all other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table sets forth our capital expenditures paid for the years ended December 31, 2017,  2016 and 2015 on an aggregate and per square foot basis:

	For the Years Ended December 31,
	2017	2016	2015	2017	2016	2015
	(in thousands)			(per square foot)
Recurring capital expenditures
Capital improvements	$10,069	$8,336	$8,136	$0.36	$0.30	$0.29
Tenant improvements	28,294	16,086	22,705	1.01	0.57	0.80
Lease commissions	7,477	6,530	9,005	0.27	0.23	0.32
Total recurring capital expenditures	45,840	30,952	39,846	1.64	1.10	1.41
Nonrecurring capital improvements	4,379	925	3,808	0.16	0.03	0.13
Total capital expenditures	$50,219	$31,877	$43,654	$1.80	$1.13	$1.54

The following table summarizes Same Park, Non-Same Park and assets sold or held for sale or development recurring capital expenditures paid and the related percentage of NOI by region for the years ended December 31, 2017,  2016 and 2015 (in thousands):

	For the Years Ended December 31,
							Recurring Capital Expenditures
	Recurring Capital Expenditures						as a Percentage of NOI
Region	2017	2016	Change	2016	2015	Change	2017	2016	2015
Same Park
Northern California	$3,642	$3,556	2.4%	$3,556	$6,164	(42.3%)	5.2%	5.6%	10.9%
Southern California	3,025	2,804	7.9%	2,804	3,055	(8.2%)	8.2%	8.1%	9.3%
Dallas	4,023	4,150	(3.1%)	4,150	6,803	(39.0%)	18.4%	20.7%	35.2%
Austin	1,726	1,263	36.7%	1,263	3,795	(66.7%)	8.9%	7.0%	26.6%
Northern Virginia	13,468	7,441	81.0%	7,441	8,753	(15.0%)	26.6%	14.7%	16.8%
South Florida	2,055	2,713	(24.3%)	2,713	2,434	11.5%	6.9%	9.8%	9.9%
Suburban Maryland	9,937	5,774	72.1%	5,774	4,422	30.6%	32.5%	19.1%	13.5%
Seattle	763	1,132	(32.6%)	1,132	1,602	(29.3%)	6.3%	10.1%	15.2%
Total Same Park	38,639	28,833	34.0%	28,833	37,028	(22.1%)	14.3%	11.3%	15.2%
Non-Same Park
Suburban Maryland	5,548	164	—	164	—	100.0%	—	—	—
Total Non-Same Park	5,548	164	—	164	—	100.0%	—	—	—
Assets sold or held for
sale or development	1,653	1,955	(15.4%)	1,955	2,818	(30.6%)	19.5%	19.2%	24.8%
Total	$45,840	$30,952	48.1%	$30,952	$39,846	(22.3%)	16.4%	11.6%	15.7%

The increase in Same Park recurring capital expenditures of $9.8 million, or 34.0%, was primarily due to transaction costs related to large renewals and leasing production in the Same Park portfolio during 2017. Non-Same Park capital expenditures are related to the repositioning and lease-up of a facility we acquired in Maryland in 2016.

In the last five years, our recurring capital expenditures have averaged generally between $1.10 and $1.72  per square foot, and 11.7% and 20.5% as a percentage of NOI.

Redemption of Preferred Stock: Historically, we have reduced our cost of capital by refinancing higher coupon preferred securities with lower coupon preferred securities. In October, 2017, we completed a partial redemption of $220.0 million of $350.0 million of our 6.0% Series T preferred shares using funds received from our 5.25% Series X preferred shares issued during September, 2017. In December, 2017, we called for redemption of the remaining Series T preferred shares outstanding of $130.0 million. Funds received from our 5.20% Series Y preferred shares issued during December, 2017 were used to complete this redemption of Series T on January 3, 2018.

At December 31, 2017, our 5.75% Series U preferred shares, with a par value of $230.0 million, were redeemable at par. We have one series of preferred securities that will become redeemable during 2018, at our option, with a coupon rate of 5.70% at a par value of $110.0 million (see Note 10 to our December 31, 2017 financial statements). Redemption of such preferred shares will depend upon many factors, including the cost of capital. None of our preferred securities are redeemable at the option of the holders.

Investment in and Advances to Unconsolidated Joint Venture: We expect to invest an additional $3.1 million in the joint venture, in order to fund completion of Highgate. We do not expect any significant further investment will be necessary following completion.

Acquisitions of real estate facilities: We have acquired real estate facilities in the past, and we continue to seek to acquire additional real estate facilities, however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

Development of real estate facilities: As noted above, we have an additional 123,000 square foot building located within The Mile that we are seeking to develop into another multi-family complex. There can be no assurance as to the timing or amount of any investment that may occur; however, we do not expect to incur any significant development costs on this potential project any earlier than December 31, 2018.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, management has the authorization to repurchase an additional 1,614,721 shares.

Requirement to Pay Distributions: For all periods presented herein, we have elected to be treated as a REIT, as defined in the Code. As a REIT, we do not incur federal income tax on our “REIT taxable income” (generally, net rents and gains from real property, dividends and interest) that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational rules. We believe we have met these requirements in all periods presented herein, and we expect to continue to elect and qualify as a REIT.

We paid REIT qualifying distributions of $142.9 million ($50.4 million to preferred shareholders and $92.5 million to common shareholders) during the year ended December 31, 2017.

We estimate the annual distributions requirements with respect to our preferred shares outstanding at December 31, 2017 (excluding securities that were redeemed in early January, 2018) to be $51.8 million per year.

During the first quarter of 2017, the Board increased our quarterly dividend from $0.75 per common share to $0.85 per common share, which is an increase of $0.10, or 13.3%, over the previous quarter’s distribution. Our, consistent, long-term dividend policy has been to distribute only our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distributions requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

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

The following table reconciles from net income allocable to common shareholders to FFO and net income per share to FFO per share (amounts in thousands, except per share data):

	For The Years Ended December 31,
	2017	2016	2015	2014	2013
Net income allocable to common shareholders	$90,425	$62,872	$68,291	$113,154	$43,851
Gain on sale of land and real estate facilities	(1,209)	—	(28,235)	(92,373)	—
Gain on sale of development rights	(6,365)	—	—	—	—
Depreciation and amortization	94,270	99,486	105,394	110,357	108,917
Depreciation from unconsolidated joint venture	1,180	—	—	—	—
Net income allocated to noncontrolling interests	24,279	16,955	18,495	30,729	12,952
Net income allocated to restricted stock unit holders	761	569	299	329	125
FFO allocable to common and dilutive shares	$203,341	$179,882	$164,244	$162,196	$165,845

Weighted average common shares outstanding	27,207	27,089	26,973	26,899	24,732
Weighted average common operating partnership units
outstanding	7,305	7,305	7,305	7,305	7,305
Weighted average restricted stock units outstanding	187	290	130	69	51
Weighted average common share equivalents outstanding	205	90	78	101	101
Total common and dilutive shares	34,904	34,774	34,486	34,374	32,189

Net income per common share — diluted	$3.30	$2.31	$2.52	$4.19	$1.77
Gain on sale of land and real estate facilities	(0.03)	—	(0.82)	(2.68)	—
Gain on sale of development rights	(0.18)	—	—	—	—
Depreciation and amortization, including amounts from
investments in unconsolidated joint venture	2.74	2.86	3.06	3.21	3.38
FFO per share	$5.83	$5.17	$4.76	$4.72	$5.15

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the net impact of (i) income allocated to preferred shareholder to the extent redemption value exceeds the related carrying value (a “Preferred Redemption Allocation”),  (ii) separation settlement payments, as well as charges or reversals related to stock based compensation, due to the departure of senior executives and (iii) certain other non-cash and/or nonrecurring income or expense items. We believe our presentation of Core FFO assists investors and analysts in evaluating our comparative operating performance between reporting periods. However, Core FFO per share is not a substitute for net income per share. Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

	For The Years Ended December 31,
	2017	2016	2015	2014	2013
FFO per share	$5.83	$5.17	$4.76	$4.72	$5.15
Preferred Redemption Allocation	0.31	0.21	0.07	—	—
Lease buyout payments	—	(0.01)	—	—	(0.07)
Net impact due to departure of senior executives	(0.01)	0.06	—	—	—
Acquisition transaction costs	—	0.01	—	0.01	0.03
Gain on sale of ownership interest in STOR-Re	—	—	—	—	(0.04)
Core FFO per share	$6.13	$5.44	$4.83	$4.73	$5.07

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations: As of December 31, 2017, the Company is scheduled to pay cash dividends of $51.8 million per year on its preferred equity outstanding (excluding 5,200,000 depositary shares of Series T Preferred Stock redeemed on January 3, 2018). Dividends are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of December 31, 2017 and their impact on our cash flows and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Transaction costs (1)	$12,287	$12,287	$—	$—	$—
Joint venture commitments (2)	3,133	3,133	—	—	—
Ground lease obligations (3)	250	131	119	—	—
Total	$15,670	$15,551	$119	$—	$—

____________________________

(1)	Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.
(2)	Represents future expected loan advances to the joint venture under contract at December 31, 2017.
(3)	Represents future contractual payments on land under various operating leases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding as of as of December 31, 2017.

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. See Notes 2 and 6 to the consolidated financial statements included in this Form 10-K for additional information regarding the terms, valuations and approximate principal maturities of the Company’s indebtedness, including the Credit Facility. Based on borrowing rates currently available to the Company, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at December 31, 2017 and 2016 and for the years ended December 31, 2017,  2016 and 2015 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also serving as interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2017, the Company’s Chief Executive Officer, who is also serving as acting Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as acting Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PS Business Parks, Inc. (the Company) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Security and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Los Angeles, California

February 23, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2018 (the “Proxy Statement”) under the caption “Election of Directors.”

The following is a biographical summary of the executive officers of the Company:

Maria R. Hawthorne, age 58, was named Chief Executive Officer and elected as a Director of the Company in July, 2016. Ms. Hawthorne is also serving as interim Chief Financial Officer. Ms. Hawthorne was promoted to President in August, 2015 and continues to serves as President of the Company. Ms. Hawthorne most recently served as Executive Vice President, Chief Administrative Officer of the Company from July, 2013 to July, 2015. Ms. Hawthorne served as Executive Vice President, East Coast from February, 2011 to July, 2013. Ms. Hawthorne was Senior Vice President from March, 2004 to February, 2011, with responsibility for property operations on the East Coast, which includes Northern Virginia, Maryland and South Florida. From June, 2001 through March, 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Virginia. From July, 1994 to June, 2001, Ms. Hawthorne was a Regional Manager of the Company in Virginia. From August, 1988 to July, 1994, Ms. Hawthorne was a General Manager, Leasing Director and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.

John W. Petersen, age 54, has been Executive Vice President and Chief Operating Officer since he joined the Company in December, 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties from July, 2001 to December, 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was recently the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.

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

The following table sets forth information as of December 31, 2017 on the Company’s equity compensation plans:

	(a)		(b)		(c)
	Number of		Weighted		Number of Securities
	Securities to be		Average		Remaining Available for
	Issued Upon		Exercise Price of		Future Issuance under
	Exercise of		Outstanding		Equity Compensation
	Outstanding		Options,		Plans (Excluding
	Options, Warrants		Warrants and		Securities Reflected in
Plan Category	and Rights		Rights		Column (a))
Equity compensation plans approved by security holders	337,492		$80.86		1,046,768
Equity compensation plans not approved by security holders	—		—		—
Total	337,492	*	$80.86	*	1,046,768	*

____________________________

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

ITEM 16. FORM 10-K SUMMARY

None.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Security and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Los Angeles, California

February 23, 2018

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a)(1) and Item 15(a)(2))

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2017	2016
ASSETS

Cash and cash equivalents	$114,882	$128,629

Real estate facilities, at cost
Land	770,310	770,310
Buildings and improvements	2,166,579	2,128,828
	2,936,889	2,899,138
Accumulated depreciation	(1,168,980)	(1,090,979)
	1,767,909	1,808,159
Properties held for disposition, net	45,450	48,445
Land and building held for development	29,665	27,028
	1,843,024	1,883,632
Investment in and advances to unconsolidated joint venture	100,898	67,190
Rent receivable, net	1,876	1,945
Deferred rent receivable, net	32,062	29,770
Other assets	7,417	8,205
Total assets	$2,100,159	$2,119,371

LIABILITIES AND EQUITY

Accrued and other liabilities	$80,223	$78,657
Preferred stock called for redemption	130,000	230,000
Total liabilities	210,223	308,657
Commitments and contingencies
Equity
PS Business Parks, Inc.’s shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
38,390 and 35,190 shares issued and outstanding at
December 31, 2017 and 2016, respectively	959,750	879,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,254,607 and 27,138,138 shares issued and outstanding at
December 31, 2017 and 2016, respectively	272	271
Paid-in capital	735,067	733,671
Accumulated earnings (deficit)	(1,778)	(433)
Total PS Business Parks, Inc.’s shareholders’ equity	1,693,311	1,613,259
Noncontrolling interests	196,625	197,455
Total equity	1,889,936	1,810,714
Total liabilities and equity	$2,100,159	$2,119,371

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Years Ended December 31,
	2017	2016	2015

Rental income	$402,179	$386,871	$373,135

Expenses
Cost of operations	125,340	123,108	121,224
Depreciation and amortization	94,270	99,486	105,394
General and administrative	9,679	14,862	13,582
Total operating expenses	229,289	237,456	240,200

Operating income	172,890	149,415	132,935
Interest and other income	942	1,233	1,130
Interest and other expense	(1,285)	(5,664)	(13,330)
Equity in loss of unconsolidated joint venture	(805)	—	—
Gain on sale of real estate facilities	1,209	—	28,235
Gain on sale of development rights	6,365	—	—
Net income	179,316	144,984	148,970
Allocation to noncontrolling interests	(24,279)	(16,955)	(18,495)
Net income allocable to PS Business Parks, Inc.	155,037	128,029	130,475
Allocation to preferred shareholders based upon
Distributions	(52,873)	(57,276)	(59,398)
Redemptions (Note 10)	(10,978)	(7,312)	(2,487)
Allocation to restricted stock unit holders	(761)	(569)	(299)
Net income allocable to common shareholders	$90,425	$62,872	$68,291

Net income per common share
Basic	$3.32	$2.32	$2.53
Diluted	$3.30	$2.31	$2.52

Weighted average common shares outstanding
Basic	27,207	27,089	26,973
Diluted	27,412	27,179	27,051

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

							Total PS
							Business Parks,
	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity	Interests	Equity
Balances at December 31, 2014	39,800	$995,000	26,919,161	$268	$709,008	$9,005	$1,713,281	$194,928	$1,908,209
Redemption of preferred stock,
net of issuance costs	(3,000)	(75,000)	—	—	2,487	(2,487)	(75,000)	—	(75,000)
Issuance of common stock in connection
with stock-based compensation	—	—	114,912	1	5,088	—	5,089	—	5,089
Stock compensation, net	—	—	—	—	8,178	—	8,178	—	8,178
Net income	—	—	—	—	—	130,475	130,475	18,495	148,970
Distributions
Preferred stock	—	—	—	—	—	(59,398)	(59,398)	—	(59,398)
Common stock	—	—	—	—	—	(59,377)	(59,377)	—	(59,377)
Noncontrolling interests	—	—	—	—	—	—	—	(16,072)	(16,072)
Adjustment to noncontrolling interests
in the OP	—	—	—	—	(2,752)	—	(2,752)	2,752	—
Balances at December 31, 2015	36,800	920,000	27,034,073	269	722,009	18,218	1,660,496	200,103	1,860,599
Cumulative effect of a change in
accounting principle (Note 11)	—	—	—	—	807	(807)	—	—	—
Issuance of preferred stock,
net of issuance costs	7,590	189,750	—	—	(6,434)	—	183,316	—	183,316
Redemption of preferred stock,
net of issuance costs	(9,200)	(230,000)	—	—	7,312	(7,312)	(230,000)	—	(230,000)
Issuance of common stock in connection
with stock-based compensation	—	—	104,065	2	3,886	—	3,888	—	3,888
Stock compensation, net	—	—	—	—	8,404	—	8,404	—	8,404
Net income	—	—	—	—	—	128,029	128,029	16,955	144,984
Distributions
Preferred stock	—	—	—	—	—	(57,276)	(57,276)	—	(57,276)
Common stock	—	—	—	—	—	(81,285)	(81,285)	—	(81,285)
Noncontrolling interests	—	—	—	—	—	—	—	(21,916)	(21,916)
Adjustment to noncontrolling interests
in the OP	—	—	—	—	(2,313)	—	(2,313)	2,313	—
Balances at December 31, 2016	35,190	879,750	27,138,138	271	733,671	(433)	1,613,259	197,455	1,810,714
Issuance of preferred stock,
net of issuance costs	17,200	430,000	—	—	(14,221)	—	415,779	—	415,779
Redemption of preferred stock,
net of issuance costs	(14,000)	(350,000)	—	—	10,978	(10,978)	(350,000)	—	(350,000)
Issuance of common stock in connection
with stock-based compensation	—	—	116,469	1	4,217	—	4,218	—	4,218
Stock compensation, net	—	—	—	—	4,016	—	4,016	—	4,016
Cash paid for taxes in lieu of shares upon
vesting of restricted stock units	—	—	—	—	(3,865)	—	(3,865)	—	(3,865)
Net income	—	—	—	—	—	155,037	155,037	24,279	179,316
Distributions
Preferred stock	—	—	—	—	—	(52,873)	(52,873)	—	(52,873)
Common stock	—	—	—	—	—	(92,531)	(92,531)	—	(92,531)
Noncontrolling interests	—	—	—	—	—	—	—	(24,838)	(24,838)
Adjustment to noncontrolling interests
in the OP	—	—	—	—	271	—	271	(271)	—
Balances at December 31, 2017	38,390	$959,750	27,254,607	$272	$735,067	$(1,778)	$1,693,311	$196,625	$1,889,936

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$179,316	$144,984	$148,970
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization expense	94,270	99,486	105,394
Tenant improvement reimbursements, net of lease incentives	(2,183)	(1,666)	(1,861)
Equity in loss of unconsolidated joint venture	805	—	—
Gain on sale of real estate facilities	(1,209)	—	(28,235)
Gain on sale of development rights	(6,365)	—	—
Stock compensation	4,777	10,913	9,245
Amortization of financing costs	475	523	706
Other, net	1,728	(3,733)	4,620
Total adjustments	92,298	105,523	89,869
Net cash provided by operating activities	271,614	250,507	238,839
Cash flows from investing activities
Capital expenditures to real estate facilities	(50,219)	(31,877)	(43,654)
Capital expenditures to land and building held for development	(1,549)	(49)	(2,809)
Investment in and advances to unconsolidated joint venture	(34,513)	(40,454)	(5,566)
Acquisition of real estate facilities	—	(12,628)	—
Proceeds from sale of real estate facilities	2,144	—	55,160
Proceeds from sale of development rights	4,900	—	—
Net cash (used in) provided by investing activities	(79,237)	(85,008)	3,131
Cash flows from financing activities
Proceeds from the exercise of stock options	4,218	3,888	5,089
Net proceeds from the issuance of preferred stock	415,779	183,316	—
Redemption of preferred stock	(450,000)	—	(75,000)
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(3,865)	(1,940)	(767)
Cash paid to restricted stock unit holders	(761)	(569)	—
Distributions paid to preferred shareholders	(52,180)	(57,276)	(59,398)
Distributions paid to common shareholders	(92,531)	(81,285)	(59,377)
Distributions paid to noncontrolling interests	(24,838)	(21,916)	(16,072)
Borrowings on credit facility	250,000	116,000	—
Repayment of borrowings on credit facility	(250,000)	(116,000)	—
Repayment of mortgage note payable	—	(250,000)	—
Payment of financing costs	(858)	—	—
Net cash used in financing activities	(205,036)	(225,782)	(205,525)
Net (decrease) increase in cash and cash equivalents	(12,659)	(60,283)	36,445
Cash, cash equivalents and restricted cash at the beginning of the period	128,629	188,912	152,467
Cash, cash equivalents and restricted cash at the end of the period	$115,970	$128,629	$188,912

Supplemental disclosures
Interest paid	$1,188	$7,395	$14,197

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Years Ended December 31,
	2017	2016	2015
Supplemental schedule of non-cash investing and financing activities
Adjustment to noncontrolling interests in OP
Noncontrolling interests	$(271)	$2,313	$2,752
Paid-in capital	$271	$(2,313)	$(2,752)
Preferred redemption allocation
Paid-in capital	$10,978	$7,312	$2,487
Accumulated earnings (deficit)	$(10,978)	$(7,312)	$(2,487)
Preferred stock called for redemption
Preferred stock called for redemption and reclassified to liabilities	$130,000	$230,000	$—
Preferred stock called for redemption and reclassified from equity	$(130,000)	$(230,000)	$—
Accrued preferred stock distributions
Accrued and other liabilities	$693	$—	$—
Accumulated earnings (deficit)	$(693)	$—	$—
Transfer to land and building held for development
Land	$—	$(9,676)	$—
Buildings and improvements	$—	$(19,092)	$—
Accumulated depreciation	$—	$7,870	$—
Land and building held for development	$—	$20,898	$—
Cumulative effect of a change in accounting principle (Note 11)
Paid-in capital	$—	$807	$—
Accumulated earnings (deficit)	$—	$(807)	$—
Transfer to investment in and advances to unconsolidated joint venture
Land and building held for development	$—	$—	$(21,170)
Investment in and advances to unconsolidated joint venture	$—	$—	$21,170

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2017, PSB owned 78.9% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interest.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS would own 41.9% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2017, the Company owned and operated 28.0 million rentable square feet of commercial space in six states and a  95.0% interest in a  395-unit apartment complex. The Company also manages 684,000 rentable square feet on behalf of PS.

References to the number of properties, apartment units or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm's audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

We account for investments in entities that are not VIEs that we have significant influence over, but do not control, using the equity method of accounting. At December 31, 2017, we have an interest in a joint venture engaged in the development and operation of residential real estate, which we account for using the equity method of accounting. See Note 4 for more information on this entity.

PS, the sole limited partner in the OP, has no power to direct the activities of the OP. We are the primary beneficiary of the OP. Accordingly, we consider the OP a VIE and consolidate it. Substantially all of our assets and liabilities are held by the OP.

Noncontrolling interests

The PS OP Interest represents PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units. See Note 8 for further information

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Customer receivables are net of an allowance for estimated uncollectible accounts totaling $400,000 at December 31, 2017 and 2016. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $867,000 and $916,000 at December 31, 2017 and 2016, respectively.

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

Financial assets that are exposed to credit risk consist primarily of cash equivalents and receivables. The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents, which consist primarily of money market investments, are only invested in entities with an investment grade rating. Receivables are comprised of balances due from a large number of customers. Balances that the Company expects to become uncollectible are reserved for or written off. Due to the short period to maturity of the Company’s cash and cash equivalents, accounts receivable, other assets and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value.

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets as of December 31, 2017, 2016 and 2015 (in thousands):

	For The Years Ended December 31,
	2017	2016	2015
Consolidated Balance Sheets
Cash and cash equivalents	$114,882	$128,629	$188,912
Restricted Cash
Land and building held for development	1,088	—	—
Consolidated Statements of Cash Flows	$115,970	$128,629	$188,912

During 2017, in conjunction with seeking entitlements to develop our multi-family projects in Tysons, Virginia, we contributed $1.1 million into an escrow account for the future development of an athletic field.

Carrying values of the Company’s unsecured Credit Facility (as defined on page 60) approximate fair value. The characteristics of these financial instruments, market data and other comparative metrics utilized in determining these fair values are “Level 2” inputs.

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

Asset impairment due to casualty loss

It is our policy to record losses due to physical damages during the accounting period in which they occur, while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable. Losses, which are reduced by the related probable insurance recoveries, are recorded as costs of operations on the consolidated statements of income. Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved. Anticipated recoveries for lost rental income due to property damages are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.

No material casualty losses were incurred for any period presented herein.

Stock compensation

All share-based payments to employees, including grants of employee stock options, are recognized as stock compensation in the Company’s consolidated statements of income based on their fair values at the beginning of the service period. See Note 11.

Accrued and other liabilities and other assets

Accrued and other liabilities consist primarily of rents prepaid by our customers, trade payables, property tax accruals, accrued payroll and contingent loss accruals when probable and estimable. We disclose the nature of significant unaccrued losses that are reasonably possible of occurring and, if estimable, a range of exposure. Other assets are comprised primarily of prepaid expenses. We believe the fair value of our accrued and other liabilities and other assets approximate book value, due to the short period until settlement.

Revenue recognition

Revenue is recognized with respect to contractual arrangements when persuasive evidence of an arrangement exists; the delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the lease term, with the excess of cumulative rental income recognized over the cumulative rent billed for the lease term reflected as “deferred rent receivable” on our consolidated balance sheets. Reimbursements from customers for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred. Property management fees are recognized in the period earned.

Costs incurred in acquiring customers (primarily tenant improvements and lease commissions) are capitalized and amortized over the lease period.

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

Income taxes

We have elected to be treated as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we do not incur federal income tax if we distribute 100% of our “REIT taxable income” each year, and if we meet certain organizational and operational rules. We believe we have met these REIT requirements for all periods presented herein. Accordingly, we have recorded no federal income tax expense related to our “REIT taxable income.”

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of December 31, 2017, we did not recognize any tax benefit for uncertain tax positions.

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

The following tables set forth the calculation of the components of our basic and diluted income per share that are not reflected on the face of our consolidated statements of income, including the allocation of income to common shareholders and common partnership units, the percentage of weighted average shares and common partnership units, as well as basic and diluted weighted average shares for the years ended December 31, (in thousands):

	2017	2016	2015
Calculation of net income allocable to common shareholders
Net income	$179,316	$144,984	$148,970
Less net income allocated to
Preferred shareholders based upon distributions	(52,873)	(57,276)	(59,398)
Preferred shareholders based upon redemptions	(10,978)	(7,312)	(2,487)
Restricted stock unit holders	(761)	(569)	(299)
Net income allocable to common shareholders
and noncontrolling interests	114,704	79,827	86,786
Net income allocation to noncontrolling interests	(24,279)	(16,955)	(18,495)
Net income allocable to common shareholders	$90,425	$62,872	$68,291

Calculation of common partnership units as a percentage of common share equivalents
Weighted average common shares outstanding	27,207	27,089	26,973
Weighted average common partnership units outstanding	7,305	7,305	7,305
Total common share equivalents	34,512	34,394	34,278
Common partnership units as a percentage of common
share equivalents	21.2%	21.2%	21.3%

Weighted average common shares outstanding
Basic weighted average common shares outstanding	27,207	27,089	26,973
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	205	90	78
Diluted weighted average common shares outstanding	27,412	27,179	27,051

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2016 and 2015 in order to conform to the 2017 presentation, including reclassifying management fee income totaling $518,000 and $540,000 for the years ended December 31, 2016 and 2015, respectively, into “interest and other income” on our consolidated statements of income.

Recently issued accounting standards – Revenue recognition and leases

In May 2014 and February 2016, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASU”s), ASU 2014-09, Revenue from Contracts with Customers (the “Revenue Standard”), and ASU 2016-02, Leases (the “Lease Standard”). These standards apply to substantially all of our revenue generating activities, as well as provide a model to account for the disposition of real estate facilities to non-customers, which is governed under ASU 2017-05, clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets.

The Lease Standard

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

The Lease Standard is effective on January 1, 2019, with early adoption permitted. The standard requires us to identify Fixed Lease Payments and Non-Lease Payments of a lease agreement and will govern the recognition of revenue for the

Fixed Lease Payments. Revenue related to Non-Lease Payments under our lease arrangements will be subject to the Revenue Standard effective upon adoption of the Lease Standard. We expect to adopt the Lease Standard on January 1, 2019.

The Lease Standard requires a modified retrospective method for all leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements on the date of initial application. Based on the required adoption date of January 1, 2019 for us, the modified retrospective method for the Lease Standard requires application of the standard to all leases that exist at, or commence after, January 1, 2017 (beginning of the earliest comparative period presented in the 2019 financial statements), with a cumulative adjustment to the opening balance of accumulated earnings (deficit) on January 1, 2017, for the effect of applying the standard at the date of initial application, and restatement of the amounts presented prior to January 1, 2019.

The FASB has also issued a proposed amendment to the Lease Standard that would provide an entity an optional transition method to initially account for the impact of the adoption of the Lease Standard with a cumulative adjustment to accumulated earnings (deficit) on January 1, 2019 (the effective date of the Lease Standard), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019.

Under the Lease Standard, an entity may elect a practical expedient package, which allows for (a) an entity need not to reassess whether any expired or existing contracts are or contain leases; (b) an entity need not reassess the lease classification for any expired or existing leases; and (c) an entity need not reassess initial direct costs for any existing leases. These three practical expedients are available as a single election that must be elected as a package and must be consistently applied to all existing leases at the date of adoption. The FASB has also tentatively noted in Board meeting minutes of May, 2017 that lessors that adopt this package of practical expedients are not expected to reassess expired or existing leases at the date of initial application, which is January 1, 2017 under the Lease Standard, or January 1, 2019, if we elect the optional transition method. The FASB noted that the transition provisions generally enable entities to “run off” their existing leases for the remainder of the lease term, which would effectively eliminate the need to calculate adjustment to the opening balance of accumulated earnings (deficit).

Lessor Accounting

We recognized revenue from our lease arrangements aggregating $402.2 million for the year ended December 31, 2017. This revenue consisted primarily of rental income and expense reimbursements of $311.4 million and $90.8 million, respectively.

Under the current accounting standards, we are required to account for Fixed Lease Payments on a straight-line basis, with the expected fixed payments recognized ratably over the term of the lease. Payments for expense reimbursements received under these lease arrangements related to our customer’s pro rata share of real estate taxes, insurance, utilities, repairs and maintenance, common area expense and other operating expenses are considered Fixed Lease Payments. We recognized these reimbursements as revenue when services are rendered in an amount equal to the related operating expenses incurred that are recoverable under the terms of the lease arrangements.

Under the Lease Standard, each lease agreement will be evaluated to identify the Fixed Lease Payments and Non-Lease Payments at lease inception. The total consideration in the lease agreement will be allocated to the Fixed Lease Payment and Non-Lease Payments based on their relative standalone selling prices. Lessors will continue to recognize the Fixed Lease Payments on a straight-line basis, which is consistent with existing guidance for operating leases. In January, 2018, the FASB issued a proposed amendment to the Lease Standard that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to Fixed Lease Payments and Non-Lease Payments based on their relative standalone selling prices. If adopted, this practical expedient will allow lessors to elect a combined single component presentation if (i) the timing and pattern of the revenue recognition for the Fixed Lease Payments and Non-Lease Payments are the same, and (ii) the combined single component of the lease would continue to be classified as an operating lease.

We do not expect that the Lease Standard will impact our accounting for Fixed Lease Payments, because our accounting policy is currently consistent with the provisions of the standard. We are currently evaluating the impact of the standard as it relates to Non-Lease Payments. If the proposed practical expedient mentioned above is adopted and we elect it, we expect payments for expense reimbursements that qualify as Non-Lease Payments will be presented under a single lease component presentation. However, without the proposed practical expedient, we expect these reimbursements would be separated into Fixed Lease Payments and Non-Lease Payments. Under the Lease Standard, reimbursements relating to property taxes and insurances are Fixed Lease Payments as the payments relates to the right to use the leased assets, while reimbursements relating to maintenance activities and common area expense are Non-Lease Payments and would be accounted under the Revenue Standard upon the adoption of the Lease Standard as these payments for goods or services are transferred separately from the right to use the underlying assets.

Expense reimbursements categorized as Fixed Lease Payments will generally be variable consideration with revenue recognized as the recoverable services are provided. Expense reimbursements categorized as Non-Lease Payments will be recognized at a point in time or over time based on the pattern of transfer of the underlying goods or services to our customers.

Costs to execute leases

The Lease Standard also requires capitalization of only the incremental costs incurred in executing each particular lease, such as legal fees to draft a lease or commissions based upon a particular lease. Costs that would have been incurred regardless of lease execution, such as allocated costs of internal personnel, are not capitalized. We do not capitalized such costs relating to the execution of leases and do not expect this standard to have a material impact on expenses as our accounting policy is consistent with the provisions of the standard.

Lessee accounting

Under the Lease Standard, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on the principle whether the lease is effectively a finance purchase of the lease asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or a straight-line basis over the term of the lease. For most leases with a term of greater than 12 months, in which we are the lessee, the present value of future lease payments will be recognized on our balance sheet as a right-of-use asset and related liability. As of December 31, 2017, the remaining contractual payments under our ground lease agreements aggregated $250,000. We are still evaluating the impact to our consolidated financial statement from the initial recognition of each lease liability upon the adoption and the pattern of recognition of ground lease expense subsequent to adoption.

The Revenue Standard

In May, 2014, the FASB issued the Revenue Standard on recognition of revenue arising from contracts with customers, as well as the accounting for the disposition of real estate facilities, and subsequently, issued additional guidance that further clarified the standard. Rental income from leasing arrangements is a substantial portion of our revenues and is specifically excluded from the Revenue Standard and will be governed by the Lease Standard (discussed above).

The core principle underlying this guidance is that entities will recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for such exchange.

The Revenue Standard is effective on January 1, 2018. The standard permits either the full retrospective method or modified retrospective method and allowed for early adoption on January 1, 2017. We did not elect to early adopt the standard. Under the full retrospective method, all periods presented will be restated upon adoption to conform to the new standard and a cumulative adjustment for effects on the periods prior to 2016 will be recorded to accumulated earnings (deficit) as of January 1, 2016. Under the modified retrospective method, prior periods are not restated to conform to the new standard. Instead, a cumulative adjustment for effects of applying the new standard to periods prior to 2018 is recorded to accumulated earnings (deficit) as of January 1, 2018. Additionally, incremental footnote disclosures are required to present the 2018 revenues under the prior standards. Under the modified retrospective method, an entity may also elect to apply the standard to either (i) all contracts as of January 1, 2018, or (ii) only to contracts that are not completed as of January 1, 2018. We expect to use the modified retrospective method, which will result in an adjustment to our accumulated earnings (deficit) effective January 1, 2018 for the cumulative impact of the standard as of December 31, 2017. We further elected to apply the Revenue Standard only to contracts not completed as of January 1, 2018. We evaluated the revenue recognition for all contracts within the scope of the Revenue Standard and confirmed that there were no differences in amounts recognized or the pattern of recognition.

Revenue within the scope of the Revenue Standard

Facility Management fees

We manage industrial, office and retail facilities for PS and receive a facility management fee based upon a percentage of revenues. Management fee revenues was $506,000 for the year ended December 31, 2017. These management fees will be accounted for under the Revenue Standard effective January 1, 2018. Under the current accounting standards, we recognized these management fees when the amounts are fixed or determinable, collectability is reasonable assured, and services have been rendered. Under the Revenue Standard, the recognition of such management fees will occur when the services are provided and the performance obligations are satisfied. These services represent a single performance obligation recognized over time (monthly). Therefore, our accounting for our facility management fees for property management services provided to PS under the Revenue Standard is expected to be substantially similar to the recognition pattern under existing accounting standards as the series of distinct services are substantially the same and have the same pattern of transfer.

Disposition of Real Estate Facilities

During the year ended December 31, 2017, we sold a real estate facility and development rights for net proceeds of $8.5 million, which resulted in an aggregate gain of $7.5 million. Our ordinary output activities consist of leasing space to our customers in our operating properties, not the sale of real estate. Therefore, sales of real estate and development rights qualify as contracts with non-customers.

The amount and timing of recognition of gain or loss on those sales may differ significantly under the Revenue Standard. The current standard focuses on whether the seller retains substantial risks or rewards of ownership as a result of its continuing involvement with the sold property.

Under the Revenue Standard, which includes guidance on recognition of gains and losses arising from the derecognition of nonfinancial assets in a transaction with non-customers, the derecognition model is based on the transfer of control. If a real estate sale contract includes ongoing involvement by the seller with the property, the seller must evaluate each promised good or service under the contract to determine whether it represents a separate performance obligation, constitutes a guarantee, or prevents the transfer of control. If a good or service is considered a separate performance obligation, an allocated portion of the transaction price should be recognized as revenue as the entity transfers the related good or service to the buyer.

Under the current standards, a partial sale of real estate in which the seller retains a non-controlling interest results in the recognition of a gain or loss related to the interest sold.

Under the Revenue Standard, a partial sale of real estate in which the seller retains a non-controlling interest will result in recognition by the seller of a gain or loss as if 100% of the real estate was sold. Conversely, under the new standards, a partial sale of real estate in which the seller retains a controlling interest will result in the seller’s continuing to reflect the asset at its current book value, recording a non-controlling interest for the book value of the partial interest sold, and recognizing additional paid-in capital for the difference between the consideration received and the partial interest at book value, consistent with the current accounting standards.

Expense Reimbursements

As previously noted above in the lease accounting section, depending upon the nature of the underlying expense and the contractual reimbursement arrangement, certain expense reimbursements may be subject to the Revenue Standard upon our adoption of the Lease Standard, no later than January 1, 2019.

Other recently issued accounting standards

In August, 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the classification of certain specific cash receipts and cash payments in the statement of cash flows, including, but not limited to, cash distributions received from equity method investees, including unconsolidated joint ventures. The new standard is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable. We adopted this standard on January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In November, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires the statements of cash flows to explain the change during the period in the total cash, cash equivalents, restricted cash and restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheets and disclose the nature of the restrictions. The guidance is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. We adopted this standard effective December 31, 2017.  The guidance must be adopted using a retrospective approach. The impact on our consolidated statements of cash flow is described above.

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

3. Real estate facilities

The activity in real estate facilities for the years ended December 31, 2017,  2016 and 2015 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2014	$774,348	$2,087,412	$(928,093)	$1,933,667
Capital expenditures	—	46,777	—	46,777
Disposals	—	(13,990)	13,990	—
Depreciation and amortization	—	—	(105,394)	(105,394)
Transfer to properties held for disposition	—	(1,651)	2,878	1,227
Balances at December 31, 2015	774,348	2,118,548	(1,016,619)	1,876,277
Acquisition of real estate facilities	5,638	7,637	—	13,275
Capital expenditures	—	37,232	—	37,232
Disposals	—	(14,411)	14,411	—
Depreciation and amortization	—	—	(99,486)	(99,486)
Transfer to land and building held for development	(9,676)	(19,092)	7,870	(20,898)
Transfer to properties held for disposition	—	(1,086)	2,845	1,759
Balances at December 31, 2016	770,310	2,128,828	(1,090,979)	1,808,159
Capital expenditures	—	51,909	—	51,909
Disposals	—	(13,919)	13,919	—
Depreciation and amortization	—	—	(94,270)	(94,270)
Transfer to properties held for disposition	—	(239)	2,350	2,111
Balances at December 31, 2017	$770,310	$2,166,579	$(1,168,980)	$1,767,909

The unaudited basis of real estate facilities for federal income tax purposes was approximately $1.8 billion at December 31, 2017.

The purchase price of acquired properties is allocated to land, buildings and improvements (including tenant improvements, unamortized lease commissions, acquired in-place lease values and customer relationships, if any), intangible assets and intangible liabilities (see Note 2), based upon the relative fair value of each component, which are evaluated independently.

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

On September 28, 2016,  we acquired two multi-tenant office buildings aggregating 226,000 square feet in Rockville, Maryland, for a purchase price of $13.3 million. The buildings are located within The Grove 270 (formerly Shady Grove Executive Park), where we  own three other buildings aggregating 352,000 square feet. We incurred and expensed acquisition transaction costs of $328,000 for the year ended December 31, 2016.

We did not acquire any assets or assume any liabilities during the years ended December 31, 2017 and 2015.

The following table summarizes the assets acquired and liabilities assumed for the year ended December 31, 2016 (in thousands):

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

On March 31, 2017, we sold development rights to build medical office buildings on land adjacent to our Westech Business Park in Silver Spring, Maryland for $6.5 million. We had acquired the development rights as part of our 2006 acquisition of the park. We received net proceeds of $6.4 million, of which $1.5 million was received in prior years and $4.9 million was received in 2017. We recorded a net gain of $6.4 million for the year ended December 31, 2017.

We classified three office business parks aggregating 705,000 square feet located within Southern California (Irvine, Orange and Santa Ana) as properties held for disposition as of December 31, 2017 and 2016.

As of November 1, 2016, we transferred a 123,000 square foot office building located within The Mile that we are seeking to demolish in order to construct another multi-family complex on the parcel. This parcel is reflected on our consolidated balance sheets as land and building held for development. The scope and timing of development of this site is subject to a variety of contingencies, including approval of entitlement. Prior to being classified as land and building held for development, the building was occupied by a single customer.

During 2015, the Company sold four business parks, aggregating 492,000 square feet, in non-strategic markets for net proceeds of $41.2 million, which resulted in a gain of $23.4 million. Additionally, as part of an eminent domain process, the Company sold five buildings, aggregating 82,000 square feet, at the Company’s Overlake Business Park located in Redmond, Washington, for $13.9 million, which resulted in a gain of $4.8 million. Including the five business parks aggregating 1.9 million square feet and 11.5 acres of land sold in 2014, we completed our stated objective of exiting non-strategic markets in Sacramento, California, Oregon and Arizona.

As of December 31, 2017, we have commitments, pursuant to executed leases, to spend $12.3 million in transaction costs, which include tenant improvements and lease commissions.

4.  Investment in and advances to unconsolidated joint venture

In 2013, the Company entered into a joint venture known as Amherst JV LLC (the “Joint Venture”) with an unrelated real estate development company (the “JV Partner”) for the purpose of developing a 395-unit multi-family building on a five-acre site (“Highgate”) within The Mile.  We hold a  95.0% interest in the Joint Venture with the remaining 5.0% held by the JV Partner. The JV Partner is responsible for the development and construction of Highgate, as well as the leasing and operational management of Highgate. We do not control the Joint Venture, when considering, among other factors, that the consent of our JV Partner is required for all significant decisions. Accordingly, we account for our investment using the equity method. Effective January 1, 2018, the joint venture agreement was amended to provide the Company control of all significant decisions of the Joint Venture. As such, we commenced consolidating the operating results of Highgate beginning January 1, 2018.

On October 5, 2015 (the “Contribution Date”), we contributed the site and improvements to the Joint Venture. We provide the Joint Venture with a construction loan in the amount of $75.0 million bearing interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The loan will mature on April 5, 2019 with two one-year extension options.

The aggregate amount of development costs are estimated to be $104.0 million (excluding unrealized land appreciation). The Company is committed to funding $75.0 million through the construction loan in addition to its equity contribution of $28.5 million, which includes a land basis of $15.3 million.  Highgate delivered its first completed units in May, 2017, and its final completed unit during the fourth quarter of 2017.

We have reflected the aggregate cost of the contributed site and improvements, our equity contributions and loan advances, as well as capitalized third party interest we incurred as investment in and advances to unconsolidated joint venture. The Company’s investment in and advances to unconsolidated joint venture was $100.9 million and $67.2 million at December 31, 2017 and 2016, respectively.  For the year ended December 31, 2017,  we made loan advances of $34.1 million and capitalized $506,000 of interest. For the year ended December 31, 2016,  we made loan advances of $33.9 million, capital contributions of $5.7 million and capitalized $885,000 of interest. We expect to invest an additional $3.1 million in the Joint Venture, in order to fund completion of Highgate.

Prior to the Contribution Date, we capitalized $2.8 million to Highgate,  of which $813,000 was related to capitalized interest  from January 1, 2015 through October 5, 2015.  Subsequent to the Contribution Date, we made cash contributions of $5.2 million and capitalized $346,000 of interest on our investment in the Joint Venture from October 6, 2015 through December 31, 2015. The Company made no loan advances to the Joint Venture in 2015.

As of December 31, 2017, all 395 units have been completed. During the year ended December 31, 2017, the Company recorded an equity loss in the unconsolidated joint venture of $805,000.

5. Leasing activity

The Company leases space in its real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of December 31, 2017 (in thousands):

2018	$287,137
2019	218,321
2020	148,121
2021	102,199
2022	69,049
Thereafter	114,139
Total	$938,966

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $90.8 million,  $82.6 million and $78.9 million for the years ended December 31, 2017,  2016 and 2015, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 2.9% of total leased square footage are subject to termination options, of which 1.7% of total leased square footage have termination options exercisable through December 31, 2018 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

6. Bank loans

We have a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). We paid $613,000 of loan origination costs in January, 2017. We had no balance outstanding on our Credit Facility at December 31, 2017 and 2016. The Company had $921,000 and $539,000 of unamortized loan origination costs as of December 31, 2017 and 2016, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with at December 31, 2017. Interest on outstanding borrowings is payable monthly.

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

9. Related party transactions

We manage industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues. Management fee revenues were $506,000,  $518,000 and $540,000 for the years ended December 31, 2017,  2016 and 2015, respectively. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $537,000,  $554,000 and $613,000 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in “interest and other income” on our consolidated statements of income.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were $92,000, $86,000 and $79,000 for the years ended December 31, 2017,  2016 and 2015, respectively. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling $61,000 for each of the three years ended December 31, 2017, 2016 and 2015. These amounts are included under “cost of operations” on our consolidated statements of income.

Pursuant to a cost sharing and administrative services agreement, we share certain administrative services, corporate office space and certain other third party costs with PS which are allocated based upon time, effort and other methodologies. We reimbursed PS $1.3 million, $1.1 million and $1.2 million, respectively, in the years ended December 31, 2017,  2016 and 2015 for costs paid on our behalf, and PS reimbursed us $31,000 and $38,000 costs we incurred on their behalf for the years ended December 31, 2017 and 2016, respectively.

The Company had net amounts due to PS of $245,000 at December 31, 2017 and due from PS of $295,000 at December 31, 2016 for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

10. Shareholders’ equity

Preferred stock

As of December 31, 2017 and 2016, the Company had the following series of preferred stock outstanding:

				December 31, 2017		December 31, 2016
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series U	September, 2012	September, 2017	5.750%	9,200	$230,000	9,200	$230,000
Series V	March, 2013	March, 2018	5.700%	4,400	110,000	4,400	110,000
Series W	October, 2016	October, 2021	5.200%	7,590	189,750	7,590	189,750
Series X	September, 2017	September, 2022	5.250%	9,200	230,000	—	—
Series Y	December, 2017	December, 2022	5.200%	8,000	200,000	—	—
Series T	May, 2012	May, 2017	6.000%	—	—	14,000	350,000
Total				38,390	$959,750	35,190	$879,750

On December 4, 2017, we called our remaining 6.00% Cumulative Preferred Stock, Series T, for redemption at par and completed the redemption on January 3, 2018.  We recorded a Preferred Redemption Allocation of $4.1 million in the three months ended December 31, 2017 and reclassified the shares from equity to “preferred stock called for redemption” on our consolidated balance sheets at December 31, 2017.

On December 7, 2017, we issued $200.0 million or 8,000,000 depositary shares representing interests in our 5.20% Cumulative Preferred Stock, Series Y, at $25.00 per depositary share. The 5.20% Series Y Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption. We received $193.6 million in net proceeds.

On October 30, 2017, we completed a partial redemption of 8,800,000 of our outstanding 14,000,000 depositary shares representing interests in our 6.0% Cumulative Preferred Stock, Series T, at par of $220.0 million. We recorded a Preferred Redemption Allocation of $6.9 million for the year ended December 31, 2017.

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

On October 20, 2016, we issued $189.8 million or 7,590,000 depositary shares representing interests in our 5.20% Cumulative Preferred Stock, Series W, at $25.00 per depositary share. The 5.20% Series W Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption. We received $183.3 million in net proceeds.

On October 15, 2015, we completed the redemption of our 6.875% Cumulative Preferred Stock, Series R, at par.  We recorded a Preferred Redemption Allocation of $2.5 million for the year ended December 31, 2015.

We paid $52.2 million, $57.3 million and $59.4 million in distributions to our preferred shareholders for the years ended December 31, 2017,  2016 and 2015, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At December 31, 2017, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock

During the three months ended March 31, 2017, the Board increased our quarterly dividend from $0.75 per common share to $0.85 per common share.

During the three months ended March 31, 2016, the Board increased our quarterly dividend from $0.60 per common share to $0.75 per common share. During the three months ended September 30, 2015, the Board increased our quarterly dividend from $0.50 per common share to $0.60 per common share.

We paid $92.5 million ($3.40 per common share), $81.3 million ($3.00 per common share) and $59.4 million ($2.20 per common share) in distributions to our common shareholders for the years ended December 31, 2017,  2016 and 2015, respectively. The portion of the distributions classified as ordinary income was 95.9%,  100.0% and 89.4% for the years ended December 31, 2017,  2016 and 2015, respectively. The portion of the distributions classified as long-term capital gain income was 4.1%,  0.0% and 10.6% for the years ended December 31, 2017,  2016 and 2015, respectively. The percentages in the two preceding sentences are unaudited.

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

We account for forfeitures of share-based payments as they occur by reversing previously amortized share-based compensation expense with respect to grants that are forfeited in the period the employee terminates employment. We recorded a cumulative-effect adjustment of $807,000 to decrease accumulated earnings (deficit) and increase paid-in capital representing the impact of estimated forfeitures on our cumulative share-based compensation expense recorded through September 30, 2016.

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

Stock Options

Stock options expire 10 years after the grant date and the exercise price is equal to the closing trading price of our common shares on the grant date. Employees cannot require the Company to settle their award in cash. We use the Black-Scholes option valuation model to estimate the fair value of our stock options on the date of grant.

	2017	2016	2015
Stock option expense for the year ( in 000's)	$209	$282	$261
Aggregate exercise date intrinsic value of options exercised during the year (in 000's)	$5,177	$3,416	$2,633

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	1.9%	1.1%	1.4%
Expected volatility, based upon historical volatility	17.5%	15.5%	16.1%
Expected dividend yield	2.8%	2.9%	2.5%

Average estimated value of options granted during the year	$14.42	$9.05	$8.49

As of December 31, 2017, there was $551,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.4 years.

Cash received from 73,246 stock options exercised during the year ended December 31, 2017 was $4.2 million. Cash received from 68,019 stock options exercised during the year ended December 31, 2016 was $3.9 million. Cash received from 99,178 stock options exercised during the year ended December 31, 2015 was $5.1 million.

Information with respect to stock options during 2017, 2016 and 2015 is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2014	341,852	$57.11
Granted	16,000	$80.13
Exercised	(99,178)	$51.31
Forfeited	—	$—
Outstanding at December 31, 2015	258,674	$60.76
Granted	39,000	$102.58
Exercised	(68,019)	$57.17
Forfeited	—	$—
Outstanding at December 31, 2016	229,655	$68.93
Granted	16,000	$121.57
Exercised	(73,246)	$57.59
Forfeited	—	$—
Outstanding at December 31, 2017	172,409	$78.63	5.63 Years	$8,010
Exercisable at December 31, 2017	106,739	$64.96	4.10 Years	$6,418

Restricted Stock Units

RSUs granted prior to 2016 are subject to a six-year vesting, with 20% vesting after year two, and 20% vesting after each of the next four years. RSUs granted during and subsequent to 2016 are subject to a five-year vesting at the rate of 20% per year. The grantee receives dividends for each outstanding RSU equal to the per-share dividends received by common shareholders. We expense any dividends previously paid upon forfeiture of the related RSU. Upon vesting, the grantee receives common shares equal to the number of vested RSUs, less common shares withheld in exchange for tax deposits made by the Company to satisfy the grantee’s statutory tax liabilities arising from the vesting. The fair value of our RSUs is determined based upon the applicable closing trading price of our common shares on the date of grant.

Information with respect to RSUs during 2017, 2016 and 2015 is as follows:

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2014	35,170	$65.62
Granted	75,606	$82.78
Vested	(25,384)	$74.19
Forfeited	(6,740)	$76.22
Nonvested at December 31, 2015	78,652	$78.44
Granted	119,950	$87.45
Vested	(47,779)	$80.45
Forfeited	(6,130)	$76.51
Nonvested at December 31, 2016	144,693	$58.56
Granted	113,750	$94.49
Vested	(76,994)	$84.05
Forfeited	(16,366)	$84.36
Nonvested at December 31, 2017	165,083	$83.20

As of December 31, 2017, there was $8.2 million of unamortized compensation expense related to RSUs expected to be recognized over a weighted average period of 3.3 years.

(In thousands, except number of shares)	2017	2016	2015
Restricted share unit expense	$4,279	$10,290	$8,668
Common shares issued upon vesting	43,223	28,046	15,734
Fair value of vested shares on vesting date	$8,816	$4,699	$2,018
Cash paid for taxes in lieu of shares upon vesting of RSUs	$3,865	$1,940	$767

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“LTEIP”), with certain employees of the Company. Under the LTEIP, the Company established three levels of targeted restricted stock unit awards for certain employees, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. Under the LTEIP there is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of total return targets during the previous year, as well as an award based on achieving total return targets during the cumulative four-year period 2014-2017. In the event the minimum defined target is not achieved for an annual award, the restricted stock units allocated to be awarded for such year are added to the restricted stock units that may be received if the four-year target is achieved. All restricted stock unit awards under the LTEIP vest in four equal annual installments beginning from the date of award. Up to 94,150 restricted stock units would be awarded for each of the four years assuming achievement was met and up to 81,800 restricted stock units would be awarded for the cumulative four-year period assuming achievement was met. Compensation expense is recognized based on the restricted stock units expected to be awarded based on the target level that is expected to be achieved. The compensation expense and RSU counts with respect to the LTEIP are included in the aggregate RSU amounts disclosed above. Senior management earned 145,350 shares of restricted stock units to be granted in 2018 as the maximum targets were achieved for the year ended December 31, 2017 and for the cumulative four-year period.

12. Supplementary quarterly financial data (unaudited, in thousands, except per share data):

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Rental income	$100,061	$99,800	$100,481	$101,837
Cost of operations	$31,033	$30,250	$31,679	$32,378
Net income allocable to
common shareholders	$26,392	$24,742	$18,138	$21,150
Net income per share:
Basic	$0.97	$0.91	$0.67	$0.78
Diluted	$0.97	$0.90	$0.66	$0.77

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Rental income	$95,845	$96,087	$97,340	$97,599
Cost of operations	$31,894	$29,750	$30,796	$30,668
Net income allocable to
common shareholders	$14,569	$15,731	$19,718	$12,854
Net income per share:
Basic	$0.54	$0.58	$0.73	$0.47
Diluted	$0.54	$0.58	$0.72	$0.47

13. Commitments and contingencies

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

PS BUSINESS PARKS, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(IN THOUSANDS)

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2017
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Buena Park Industrial Center	Buena Park, CA	317	$3,245	$7,703	$2,743	$3,245	$10,446	$13,691	$7,474	1997	5- 30
Carson	Carson, CA	77	990	2,496	1,573	990	4,069	5,059	2,989	1997	5- 30
Cerritos Business Center	Cerritos, CA	395	4,218	10,273	4,230	4,218	14,503	18,721	10,436	1997	5- 30
Cerritos/Edwards	Cerritos, CA	31	450	1,217	1,460	450	2,677	3,127	2,064	1997	5- 30
Concord Business Park	Concord, CA	246	12,454	20,491	1,144	12,454	21,635	34,089	5,844	2011	5- 30
Culver City	Culver City, CA	147	3,252	8,157	6,020	3,252	14,177	17,429	10,598	1997	5- 30
Bayview Business Park	Fremont, CA	104	4,990	4,831	354	4,990	5,185	10,175	1,719	2011	5- 30
Christy Business Park	Fremont, CA	334	11,451	16,254	1,737	11,451	17,991	29,442	5,786	2011	5- 30
Industrial Drive Distribution Center	Fremont, CA	199	7,482	6,812	798	7,482	7,610	15,092	2,187	2011	5- 30
Bay Center Business Park	Hayward, CA	463	19,052	50,501	3,862	19,052	54,363	73,415	14,858	2011	5- 30
Cabot Distribution Center	Hayward, CA	249	5,859	10,811	374	5,859	11,185	17,044	2,897	2011	5- 30
Diablo Business Park	Hayward, CA	271	9,102	15,721	969	9,102	16,690	25,792	4,592	2011	5- 30
Eden Landing	Hayward, CA	83	3,275	6,174	148	3,275	6,322	9,597	1,784	2011	5- 30
Hayward Business Park	Hayward, CA	1,091	28,256	54,418	2,867	28,256	57,285	85,541	15,275	2011	5- 30
Huntwood Business Park	Hayward, CA	176	7,391	11,819	943	7,391	12,762	20,153	3,789	2011	5- 30
Parkway Commerce	Hayward, CA	407	4,398	10,433	4,313	4,398	14,746	19,144	10,412	1997	5- 30
Laguna Hills Commerce Center	Laguna Hills, CA	513	16,261	39,559	7,570	16,261	47,129	63,390	32,382	1997	5- 30
Plaza Del Lago	Laguna Hills, CA	101	2,037	5,051	4,051	2,037	9,102	11,139	6,743	1997	5- 30
Caada Business Center	Lake Forest, CA	297	5,508	13,785	6,158	5,508	19,943	25,451	14,095	1997	5- 30
Dixon Landing Business Park	Milpitas, CA	505	26,301	21,121	3,911	26,301	25,032	51,333	8,061	2011	5- 30
Monterey/Calle	Monterey, CA	12	288	706	348	288	1,054	1,342	761	1997	5- 30
Monterey Park	Monterey Park, CA	199	3,078	7,862	1,631	3,078	9,493	12,571	6,895	1997	5- 30
Port of Oakland	Oakland, CA	200	5,638	11,066	775	5,638	11,841	17,479	3,256	2011	5- 30
Kearney Mesa	San Diego, CA	164	2,894	7,089	2,940	2,894	10,029	12,923	7,276	1997	5- 30
Lusk	San Diego, CA	371	5,711	14,049	5,840	5,711	19,889	25,600	14,268	1997	5- 30
Rose Canyon Business Park	San Diego, CA	233	15,129	20,054	2,471	15,129	22,525	37,654	12,753	2005	5- 30
Charcot Business Park	San Jose, CA	283	18,654	17,580	1,794	18,654	19,374	38,028	6,149	2011/2014	5- 30
Las Plumas	San Jose, CA	214	4,379	12,889	6,709	4,379	19,598	23,977	15,144	1998	5- 30
Little Orchard Distribution Center	San Jose, CA	213	7,725	3,846	624	7,725	4,470	12,195	1,433	2011	5- 30
Montague Industrial Park	San Jose, CA	316	14,476	12,807	484	14,476	13,291	27,767	4,762	2011	5- 30
Oakland Road	San Jose, CA	177	3,458	8,765	3,218	3,458	11,983	15,441	8,647	1997	5- 30
Rogers Ave	San Jose, CA	67	3,540	4,896	612	3,540	5,508	9,048	2,853	2006	5- 30
Doolittle Business Park	San Leandro, CA	113	3,929	6,231	448	3,929	6,679	10,608	1,970	2011	5- 30
Bayshore Corporate Center	San Mateo, CA	340	25,108	36,891	6,424	25,108	43,315	68,423	12,152	2013	5- 30
San Ramon/Norris Canyon	San Ramon, CA	52	1,486	3,642	1,368	1,486	5,010	6,496	3,563	1997	5- 30
Commerce Park	Santa Clara, CA	251	17,218	21,914	3,721	17,218	25,635	42,853	16,548	2007	5- 30

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2017
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Santa Clara Tech Park	Santa Clara, CA	178	7,673	15,645	4,533	7,673	20,178	27,851	14,168	2000	5- 30
Walsh at Lafayette	Santa Clara, CA	321	13,439	17,890	281	13,439	18,171	31,610	5,865	2011	5- 30
Signal Hill	Signal Hill, CA	269	6,693	12,699	2,805	6,693	15,504	22,197	9,633	1997/2006	5- 30
Airport Boulevard	So San Francisco, CA	52	899	2,387	808	899	3,195	4,094	2,260	1997	5- 30
South San Francisco/Produce	So San Francisco, CA	41	776	1,886	552	776	2,438	3,214	1,714	1997	5- 30
Studio City/Ventura	Studio City, CA	22	621	1,530	589	621	2,119	2,740	1,519	1997	5- 30
Kifer Industrial Park	Sunnyvale, CA	287	13,227	37,874	1,407	13,227	39,281	52,508	10,347	2011	5- 30
Torrance	Torrance, CA	147	2,318	6,069	3,466	2,318	9,535	11,853	6,992	1997	5- 30
Boca Commerce	Boca Raton, FL	135	7,795	9,258	3,207	7,795	12,465	20,260	5,346	2006	5- 30
MICC	Miami, FL	3,468	95,115	112,583	41,094	95,115	153,677	248,792	92,759	2003/2011/2014	5- 30
Wellington	Wellington, FL	263	10,845	18,560	2,551	10,845	21,111	31,956	9,505	2006	5- 30
Ammendale	Beltsville, MD	309	4,278	18,380	11,298	4,278	29,678	33,956	22,942	1998	5- 30
Gaithersburg/Christopher	Gaithersburg, MD	29	475	1,203	657	475	1,860	2,335	1,381	1997	5- 30
Metro Park North	Rockville, MD	898	33,996	94,463	47,119	33,996	141,582	175,578	91,319	2001	5- 30
Parklawn Business Park	Rockville, MD	232	3,387	19,628	4,495	3,387	24,123	27,510	9,527	2010	5- 30
The Grove 270	Rockville, MD	578	11,010	58,364	20,135	11,010	78,499	89,509	23,218	2010/2016	5- 30
Westech Business Park	Silver Spring, MD	532	25,261	74,572	18,585	25,261	93,157	118,418	56,797	2006	5- 30
Ben White	Austin, TX	108	1,550	7,015	1,831	1,550	8,846	10,396	6,561	1998	5- 30
Lamar Business Park	Austin, TX	198	2,528	6,596	6,097	2,528	12,693	15,221	9,898	1997	5- 30
McKalla	Austin, TX	236	1,945	13,212	2,220	1,945	15,432	17,377	7,909	1998/2012	5- 30
McNeil	Austin, TX	525	5,477	24,495	4,574	5,477	29,069	34,546	11,639	1999/2010/2012/2014	5- 30
Rutland	Austin, TX	235	2,022	9,397	2,033	2,022	11,430	13,452	8,251	1998/1999	5- 30
Waterford	Austin, TX	106	2,108	9,649	4,003	2,108	13,652	15,760	9,682	1999	5- 30
Braker Business Park	Austin, TX	257	1,874	13,990	2,383	1,874	16,373	18,247	6,954	2010	5- 30
Mopac Business Park	Austin, TX	117	719	3,579	682	719	4,261	4,980	1,835	2010	5- 30
Southpark Business Park	Austin, TX	181	1,266	9,882	2,287	1,266	12,169	13,435	5,436	2010	5- 30
Valwood Business Center	Carrolton, TX	356	2,510	13,859	2,073	2,510	15,932	18,442	4,951	2013	5- 30
Northgate	Dallas, TX	194	1,274	5,505	4,212	1,274	9,717	10,991	7,182	1998	5- 30
Northway Plaza	Farmers Branch, TX	131	1,742	4,503	1,186	1,742	5,689	7,431	1,636	2013	5- 30
Springlake Business Center	Farmers Branch, TX	206	2,607	5,715	1,953	2,607	7,668	10,275	2,547	2013/2014	5- 30
Westwood Business Park	Farmers Branch, TX	112	941	6,884	2,151	941	9,035	9,976	5,663	2003	5- 30
Eastgate	Garland, TX	36	480	1,203	456	480	1,659	2,139	1,239	1997	5- 30
Freeport Business Park	Irving, TX	256	4,564	9,506	2,841	4,564	12,347	16,911	3,707	2013	5- 30
NFTZ (1)	Irving, TX	231	1,517	6,499	3,527	1,517	10,026	11,543	7,479	1998	5- 30
Royal Tech	Irving, TX	794	13,989	54,113	24,912	13,989	79,025	93,014	53,177	1998-2000/2011	5- 30
La Prada	Mesquite, TX	56	495	1,235	624	495	1,859	2,354	1,417	1997	5- 30
The Summit	Plano, TX	184	1,536	6,654	4,580	1,536	11,234	12,770	8,560	1998	5- 30
Arapaho Business Park	Richardson, TX	408	5,226	10,661	3,752	5,226	14,413	19,639	5,287	2013/2014	5- 30
Richardson Business Park	Richardson, TX	117	799	3,568	2,958	799	6,526	7,325	5,024	1998	5- 30
Bren Mar	Alexandria, VA	113	2,197	5,380	3,869	2,197	9,249	11,446	6,986	1997	5- 30
Eisenhower	Alexandria, VA	95	1,440	3,635	2,625	1,440	6,260	7,700	4,831	1997	5- 30
Beaumont	Chantilly, VA	107	4,736	11,051	2,233	4,736	13,284	18,020	7,843	2006	5- 30
Dulles South	Chantilly, VA	99	1,373	6,810	3,213	1,373	10,023	11,396	7,136	1999	5- 30
Lafayette	Chantilly, VA	197	1,680	13,398	6,042	1,680	19,440	21,120	13,249	1999/2000	5- 30
Park East	Chantilly, VA	198	3,851	18,029	10,317	3,851	28,346	32,197	20,397	1999	5- 30
Fair Oaks Business Park	Fairfax, VA	290	13,598	36,232	8,330	13,598	44,562	58,160	26,187	2004/2007	5- 30
Monroe	Herndon, VA	244	6,737	18,911	11,835	6,737	30,746	37,483	21,982	1997/1999	5- 30
Gunston	Lorton, VA	247	4,146	17,872	11,948	4,146	29,820	33,966	17,718	1998	5- 30

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2017
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
The Mile	McLean, VA	628	38,279	83,596	25,119	38,279	108,715	146,994	43,108	2010/2011	5- 30
Prosperity at Merrifield	Merrifield, VA	659	23,147	67,575	34,348	23,147	101,923	125,070	66,618	2001	5- 30
Alban Road	Springfield, VA	150	1,935	4,736	4,923	1,935	9,659	11,594	7,592	1997	5- 30
I-95	Springfield, VA	210	3,535	15,672	13,351	3,535	29,023	32,558	21,019	2000	5- 30
Northpointe	Sterling, VA	147	2,767	8,778	4,607	2,767	13,385	16,152	10,358	1997/1998	5- 30
Shaw Road	Sterling, VA	149	2,969	10,008	4,653	2,969	14,661	17,630	11,254	1998	5- 30
Tysons Corporate Center	Vienna, VA	270	9,885	25,302	9,051	9,885	34,353	44,238	14,365	2010	5- 30
Woodbridge	Woodbridge, VA	114	1,350	3,398	1,963	1,350	5,361	6,711	4,060	1997	5- 30
212th Business Park	Kent, WA	951	19,573	17,695	12,285	19,573	29,980	49,553	10,332	2012	5- 30
Overlake	Redmond, WA	411	23,122	41,106	7,025	23,122	48,131	71,253	29,102	2007	5- 30
Renton	Renton, WA	28	330	889	595	330	1,484	1,814	1,102	1997	5- 30
Total before properties held
for disposition		27,323	770,310	1,648,698	517,881	770,310	2,166,579	2,936,889	1,168,980
Properties held for disposition	Orange County, CA	705	18,917	66,556	29,377	18,917	95,933	114,850	69,400	2000/2003	5- 30
Total		28,028	$789,227	$1,715,254	$547,258	$789,227	$2,262,512	$3,051,739	$1,238,380
____________________________

(1)	The Company owns two properties that are subject to ground leases in Las Colinas, Texas. These leases expire in 2019 and 2020; however, we have the option to extend them for another 10 years.

PS BUSINESS PARKS, INC.

EXHIBIT INDEX

(Items 15(a)(3) and 15(b))

3.1	Restated Articles of Incorporation. Filed as exhibit 3.1 to the Registrant’s Registration Statement on Form S- 3 (SEC File No. 333-78627) and incorporated herein by reference.
3.2	Restated Bylaws, as amended. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

3.3

Certificate of Determination of Preferences of 5.75% Series U Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Field with Registrant’s Current Report on Form 8- K dated September 5, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

3.4

Certificate of Determination of Preferences of 5.70% Series V Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Field with Registrant’s Current Report on Form 8- K dated March 5, 2013 (SEC File No. 001-10709) and incorporated herein by reference.

3.5

Certificate of Determination of Preferences of 5.20% Series W Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Field with Registrant’s Current Report on Form 8- K dated October 11, 2016 (SEC File No. 001-10709) and incorporated herein by reference.

3.6

Certificate of Determination of Preferences of 5.25% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8- K dated September 12, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

3.7

Certificate of Determination of Preferences of 5.20% Series Y Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8- K dated November 30, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

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

4.4

Deposit Agreement Relating to 5.25% Cumulative Preferred Stock, Series X of PS Business Parks, Inc. dated as of September 12, 2017. Filed with Registrant’s Current Report on Form 8-K dated September 12, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

4.5

Deposit Agreement Relating to 5.20% Cumulative Preferred Stock, Series Y of PS Business Parks, Inc. dated as of November 30, 2017. Filed with Registrant’s Current Report on Form 8-K dated November 30, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

10.1

Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed as exhibit 10.8 to PS’s Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 001-08389) and incorporated herein by reference.

10.2

Agreement of Limited Partnership of PS Business Parks, L.P. Filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.3	*	Form of Indemnity Agreement. Filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.4	*

Form of Indemnification Agreement for Executive Officers. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-10709) and incorporated herein by reference.

10.5

Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed as exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.6

Amendment to Cost Sharing and Administrative Services Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein. Filed as exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.7

Accounts Payable and Payroll Disbursement Services Agreement dated as of January 2, 1997 by and between PSCC, Inc. and AOPP LP. Filed as exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

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

10.11

Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.25% Series X Cumulative Preferred Units, dated as of September 21, 2017. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (SEC File No. 001- 10709) and incorporated herein by reference.

10.12		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.20% Series Y Cumulative Preferred Units, dated as of December 7, 2017. Filed herewith.

10.13

Third Amended and Restated Revolving Credit Agreement dated as of January 10, 2017 by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated January 10, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

10.14

Third Amended and Restated Repayment Guaranty dated as of January 10, 2017. Filed with Registrant’s Current Report on Form 8-K dated January 10, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

10.15	*	Registrant’s 1997 Stock Option and Incentive Plan. Filed as exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-48313) and incorporated herein by reference.
10.16	*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (SEC File No. 333-104604) and incorporated herein by reference.
10.17	*

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

10.19	*

Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.

10.20	*

Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.

10.21	*

Amendment to Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.

10.22	*	Revised Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.23	*

Registrant’s 2012 Equity and Performance-Based Incentive Compensation Plan (2012 Plan). Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

10.24	*

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

10.26	*

Retirement Plan For Non-Employee Directors, as amended. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 001-10709) and incorporated herein by reference.

10.27	*

Form of 2012 Plan Restricted Share Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (SEC File No. 001-10709) and incorporated herein by reference.

10.28	*

Separation Agreement and General Release, dated August 14, 2017, by and between the Company and Edward A. Stokx. Filed with Registrant’s Current Report on Form 8- K dated August 14, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

12

Statement re: Computation of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Combined Fixed Charges and Income Allocation to Preferred Shareholders and Ratios of Earnings to Combined Fixed Charges and Preferred Distributions. Filed herewith.

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

*Denotes management contract or compensatory plan agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2018

PS Business Parks, Inc.

By:/s/ Maria R. Hawthorne

Maria R. Hawthorne

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr.	Chairman of the Board	February 23, 2018
Ronald L. Havner, Jr.

/s/ Maria R. Hawthorne	Director and Chief Executive	February 23, 2018
Maria R. Hawthorne	Officer (principal executive officer
and principal financial officer)

/s/ Jennifer Holden Dunbar	Director	February 23, 2018
Jennifer Holden Dunbar

/s/ James H. Kropp	Director	February 23, 2018
James H. Kropp

/s/ Sara Grootwassink Lewis	Director	February 23, 2018
Sara Grootwassink Lewis

/s/ Gary E. Pruitt	Director	February 23, 2018
Gary E. Pruitt

/s/ Robert S. Rollo	Director	February 23, 2018
Robert S. Rollo

/s/ Joseph D. Russell, Jr.	Director	February 23, 2018
Joseph D. Russell, Jr.

/s/ Peter Schultz	Director	February 23, 2018
Peter Schultz