Form 10-Q
period 2018-03-31
PS BUSINESS PARKS INC/CA
filed 2018-05-03
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

Yes ☐ No ☒

As of April 30, 2018, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,316,698.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Cash and cash equivalents	$39,168	$114,882

Real estate facilities, at cost
Land	790,850	769,036
Buildings and improvements	2,244,573	2,156,862
	3,035,423	2,925,898
Accumulated depreciation	(1,180,567)	(1,161,798)
	1,854,856	1,764,100
Properties held for sale, net	34,806	49,259
Land and building held for development	29,811	29,665
	1,919,473	1,843,024
Investment in and advances to unconsolidated joint venture	—	100,898
Rent receivable, net	3,199	1,876
Deferred rent receivable, net	32,485	32,062
Other assets	6,635	7,417
Total assets	$2,000,960	$2,100,159

LIABILITIES AND EQUITY

Accrued and other liabilities	$78,813	$80,223
Preferred stock called for redemption	—	130,000
Credit facility	2,500	—
Total liabilities	81,313	210,223
Commitments and contingencies
Equity
PS Business Parks, Inc.’s shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
38,390 shares issued and outstanding at
March 31, 2018 and December 31, 2017	959,750	959,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,316,698 and 27,254,607 shares issued and outstanding at
March 31, 2018 and December 31, 2017, respectively	272	272
Paid-in capital	732,574	735,067
Accumulated earnings (deficit)	21,673	(1,778)
Total PS Business Parks, Inc.’s shareholders’ equity	1,714,269	1,693,311
Noncontrolling interests	205,378	196,625
Total equity	1,919,647	1,889,936
Total liabilities and equity	$2,000,960	$2,100,159

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For The Three Months
	Ended March 31,
	2018	2017

Rental income	$103,759	$100,061

Expenses
Cost of operations	33,000	31,033
Depreciation and amortization	23,882	23,078
General and administrative	2,306	2,831
Total operating expenses	59,188	56,942

Operating income	44,571	43,119
Interest and other income	284	233
Interest and other expense	(165)	(184)
Gain on sale of real estate facility	26,835	—
Gain on sale of development rights	—	3,865
Net income	71,525	47,033
Allocation to noncontrolling interests	(11,900)	(7,102)
Net income allocable to PS Business Parks, Inc.	59,625	39,931
Allocation to preferred shareholders	(13,003)	(13,291)
Allocation to restricted stock unit holders	(574)	(248)
Net income allocable to common shareholders	$46,048	$26,392

Net income per common share
Basic	$1.69	$0.97
Diluted	$1.69	$0.97

Weighted average common shares outstanding
Basic	27,267	27,148
Diluted	27,318	27,234

Dividends declared per common share	$0.85	$0.85

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(In thousands, except share data)

(Unaudited)

							Total PS
						Accumulated	Business Parks,
	Preferred Stock		Common Stock		Paid-in	Earnings	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity	Interests	Equity
Balances at December 31, 2017	38,390	$959,750	27,254,607	$272	$735,067	$(1,778)	$1,693,311	$196,625	$1,889,936
Issuance of common stock in
connection with stock-based
compensation	—	—	62,091	—	253	—	253	—	253
Stock compensation, net	—	—	—	—	814	—	814	—	814
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(4,529)	—	(4,529)	—	(4,529)
Consolidation of joint venture (see Note 3)	—	—	—	—	—	—	—	4,032	4,032
Net income	—	—	—	—	—	59,625	59,625	11,900	71,525
Distributions
Preferred stock	—	—	—	—	—	(13,003)	(13,003)	—	(13,003)
Common stock	—	—	—	—	—	(23,171)	(23,171)	—	(23,171)
Noncontrolling interests—
common units	—	—	—	—	—	—	—	(6,210)	(6,210)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	969	—	969	(969)	—
Balances at March 31, 2018	38,390	$959,750	27,316,698	$272	$732,574	$21,673	$1,714,269	$205,378	$1,919,647

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Three Months
	Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$71,525	$47,033
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	23,882	23,078
Tenant improvement reimbursements, net of lease incentives	(515)	(362)
Gain on sale of real estate facility and development rights	(26,835)	(3,865)
Stock compensation	1,109	2,083
Amortization of financing costs	127	135
Other, net	(5,355)	(380)
Total adjustments	(7,587)	20,689
Net cash provided by operating activities	63,938	67,722
Cash flows from investing activities
Capital expenditures to real estate facilities	(7,042)	(8,672)
Capital expenditures to land and building held for development	(146)	(191)
Investment in and advances to unconsolidated joint venture	—	(14,914)
Consolidation of joint venture	1,082	—
Proceeds from sale of real estate facility	41,671	—
Proceeds from sale of development rights	—	2,400
Net cash provided by (used in) investing activities	35,565	(21,377)
Cash flows from financing activities
Borrowings on credit facility	35,000	133,000
Repayment of borrowings on credit facility	(32,500)	(26,000)
Payment of financing costs	(69)	(690)
Proceeds from the exercise of stock options	253	689
Redemption of preferred stock	(130,000)	(230,000)
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(4,529)	(3,356)
Cash paid to restricted stock unit holders	(295)	(216)
Distributions paid to preferred shareholders	(13,696)	(13,291)
Distributions paid to common shareholders	(23,171)	(23,077)
Distributions paid to noncontrolling interests—common units	(6,210)	(6,210)
Net cash used in financing activities	(175,217)	(169,151)
Net decrease in cash and cash equivalents	(75,714)	(122,806)
Cash, cash equivalents and restricted cash at the beginning of the period	115,970	128,629
Cash, cash equivalents and restricted cash at the end of the period	$40,256	$5,823

Supplemental schedule of non-cash investing and financing activities
Adjustment to noncontrolling interests—common units in the OP
Noncontrolling interests—common units	$(969)	$(395)
Paid-in capital	$969	$395
Consolidation of joint venture
Land	$21,814	$—
Buildings and improvements	$85,436	$—
Other, net	$(2,320)	$—
Investment in and advances to unconsolidated joint venture	$(100,898)	$—
Noncontrolling interest — joint venture	$(4,032)	$—

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2018, PSB owned 78.9% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and our consolidated joint venture, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS would own 41.8% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. As of  March 31, 2018, the Company owned and operated 27.9 million rentable square feet of commercial space in six states and a 95.0% interest in a  395-unit apartment complex. The Company also manages 684,000 rentable square feet on behalf of PS.

References to the number of properties, apartment units or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP and our consolidated joint venture. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

We account for investments in entities that are not VIEs that we have significant influence over, but do not control, using the equity method of accounting and for investment in entities that we control, we consolidate.  Prior to January 1, 2018, we had an interest in a joint venture engaged in the development and operation of residential real estate, which we accounted for using the equity method of accounting. On January 1, 2018, we began to consolidate the joint venture in our consolidated financial statements, as we amended the joint venture agreement to give the Company control of the joint venture. See Note 4 for more information on this entity.

PS, the sole limited partner in the OP, has no power to direct the activities of the OP. We are the primary beneficiary of the OP. Accordingly, we consider the OP a VIE and consolidate it. Substantially all of our assets and liabilities are held by the OP.

Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units and (ii) a third-party 5.0% interest in a joint venture owning a  395-unit multi-family apartment complex. See Note 7 for further information.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Customer receivables are net of an allowance for estimated uncollectible accounts totaling $400,000 at March 31, 2018 and December 31, 2017. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $854,000 and  $867,000 at March 31, 2018 and December 31, 2017, respectively.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets as of March 31, 2018 and 2017 (in thousands):

	For The Three Months
	Ended March 31,
	2018	2017
Consolidated Balance Sheets
Cash and cash equivalents	$39,168	$4,766
Restricted Cash
Land and building held for development	1,088	1,057
Consolidated Statements of Cash Flows	$40,256	$5,823

During 2017, in conjunction with seeking entitlements to develop our multi-family projects in Tysons, Virginia, we contributed $1.1 million into an escrow account for the future development of an athletic field.

Included in the cash and cash equivalents balance as of March 31, 2018 was cash held at an exchange accommodator escrow account.

Carrying values of the Company’s unsecured Credit Facility (as defined below) approximate fair value. The characteristics of these financial instruments, market data and other comparative metrics utilized in determining these fair values are “Level 2” inputs.

Real estate facilities

Real estate facilities are recorded at cost. Property taxes, insurance, interest and costs essential to the development of property for its intended use are capitalized during the period of development. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to benefit a period greater than two years are capitalized and depreciated over their estimated useful life. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives, which generally range from five to 30 years. Transaction costs, which include tenant improvements and lease commissions, for leases with terms greater than one year are capitalized and depreciated over their estimated useful lives.

Property held for sale or development

Real estate is classified as held for sale when the asset is being marketed for sale and we expect that a sale is likely to occur in the next 12 months. Real estate is classified as held for development when it is likely that it will be developed to an alternate use and no longer used in its present form. Property held for development or sale is not depreciated.

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

Revenue recognition

We lease commercial properties under operating leases with an average term of approximately three years. Most of our commercial leases contain fixed escalations which occur at specified times during the term of the lease. We also lease a multi-family property under operating leases with terms of generally one year or less. We recognize rental income and rental concessions from our commercial leases when earned on a straight-line basis over the non-cancellable lease term, with the excess of cumulative rental income recognized over the cumulative rent billed for the lease term reflected as “deferred rent receivable” on our consolidated balance sheets. Recognition of rental income commences when control of the leased space has been given to the customer. Reimbursements from customers for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred. Property management fees are recognized in the period earned as other income.

Costs incurred in acquiring customers (primarily tenant improvements and lease commissions) are capitalized and amortized over the lease period.

Gains from sales of real estate facilities

Our ordinary output activities consist of leasing space to our customers, not the sale of real estate. Therefore, sales of real estate generally qualify as contracts with non-customers. We recognize sales of real estate at closing only when payment has been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. If a real estate sale contract includes ongoing involvement by us,  we evaluate each promised good or service under the contract to determine whether it represents a separate performance obligation, constitutes a guarantee, or prevents the transfer of control. If a good or service is considered a separate performance obligation, an allocated portion of the contract price is recognized as revenue as related good or service are transferred to the buyer.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of March 31, 2018, we did not recognize any tax benefit for uncertain tax positions.

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

Basic and diluted net income per common share are each calculated based upon net income allocable to common shareholders, divided by (i) in the case of basic net income per common share, weighted average common shares and (ii) in the case of diluted income per share, weighted average common shares adjusted for the impact of stock compensation awards outstanding (Note 11) using the treasury stock method.

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

	For The Three Months
	Ended March 31,
	2018	2017
Calculation of net income allocable to common shareholders
Net income	$71,525	$47,033
Net (income) loss allocated to
Preferred shareholders based upon distributions	(13,003)	(13,291)
Noncontrolling interests—joint venture	436	—
Restricted stock unit holders	(574)	(248)
Net income allocable to common shareholders
and noncontrolling interests—common units	58,384	33,494
Net income allocation to noncontrolling interests—common units	(12,336)	(7,102)
Net income allocable to common shareholders	$46,048	$26,392

Calculation of common partnership units as a percentage of common share equivalents
Weighted average common shares outstanding	27,267	27,148
Weighted average common partnership units outstanding	7,305	7,305
Total common share equivalents	34,572	34,453
Common partnership units as a percentage of common
share equivalents	21.1%	21.2%

Weighted average common shares outstanding
Basic weighted average common shares outstanding	27,267	27,148
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	51	86
Diluted weighted average common shares outstanding	27,318	27,234

Segment reporting

We  have two operating segments: (i) the acquisition, development, ownership and management of commercial real estate and (ii) the acquisition, development, ownership and management of multi-family real estate,  but have one reportable segment as the multi-family segment does not meet the quantitative thresholds.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2017 and in order to conform to the 2018 presentation, including reclassifying management fee income totaling $128,000 for the three months ended March 31, 2017 into “interest and other income” on our consolidated statements of income.

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

The Lease Standard will direct how we account for payments from the elements of our leases that are generally fixed and determinable at the inception of the lease (“Fixed Lease Payments”) while the Revenue Standard will direct how we account for the non-lease components of our lease contracts, primarily expense reimbursements (“Non-Lease Payments”). The adoption of the Revenue Standard and its impact on our accounting for the disposition of real estate facilities is described below.

The Lease Standard

The Lease Standard requires us to identify Fixed Lease Payments and Non-Lease Payments of a lease agreement and will govern the recognition of revenue for the Fixed Lease Payments. Revenue related to Non-Lease Payments under our lease arrangements will be subject to the Revenue Standard effective upon adoption of the Lease Standard.

We will implement the Lease Standard on its effective date of January 1, 2019 using the required modified retrospective transition approach (with certain transition relief that is available to us). The modified retrospective approach will require us to first record an adjustment to the January 1, 2017 balance of accumulated earnings (deficit) for the cumulative impact of the Lease Standard on all leases existing at January 1, 2017. Then, we will have to restate the financial statements for the years ended December 31, 2017 and 2018 for the Lease Standard impact on all leases that were in force at any time during those periods. The FASB proposed an amendment to the transition method that would allow adoption on January 1, 2019 with a cumulative effect adjustment as of January 1, 2019, with no restatement of prior periods. If this proposal becomes effective, we may utilize this method instead.

Lessor Accounting

We recognized revenue from our lease arrangements aggregating $103.8 million for the three months ended March 31, 2018. This revenue consisted primarily of rental income and expense reimbursements of $80.6 million and $23.2 million, respectively.

Under the current accounting standards, we are required to account for Fixed Lease Payments on a straight-line basis, with the expected fixed payments recognized ratably over the term of the lease. Payments for expense reimbursements received under these lease arrangements related to our customer’s pro rata share of real estate taxes, insurance, utilities, repairs and maintenance, common area expense and other operating expenses are considered Fixed Lease Payments. We recognize these reimbursements as revenue when the related contractually recoverable operating expenses are incurred.

Under the Lease Standard, the total consideration in each lease agreement will be allocated to the Fixed Lease Payment and Non-Lease Payments based on their relative standalone selling prices. Lessors will continue to recognize the Fixed Lease Payments on a straight-line basis, which is consistent with existing guidance for operating leases. In January, 2018, the FASB issued a proposed amendment to the Lease Standard that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to Fixed Lease Payments and Non-Lease Payments based on their relative standalone selling prices. If adopted, this practical expedient will allow lessors to elect a combined single component presentation if (i) the timing and pattern of the revenue recognition for the Fixed Lease Payments and Non-Lease Payments are the same, and (ii) the combined single component of the lease would continue to be classified as an operating lease.

We do not expect that the Lease Standard will impact our accounting for Fixed Lease Payments, because our accounting policy is currently consistent with the provisions of the standard. We are currently evaluating the impact of the standard as it relates to Non-Lease Payments. If the proposed practical expedient mentioned above is adopted and we elect it, we expect payments for expense reimbursements that qualify as Non-Lease Payments will be presented under a single lease component presentation. However, without the proposed practical expedient, we expect these reimbursements would be separated into Fixed Lease Payments and Non-Lease Payments. Under the Lease Standard, reimbursements relating to property taxes and insurance are Fixed Lease Payments as the payments relates to the right to use the leased assets, while reimbursements relating to maintenance activities and common area expense are Non-Lease Payments and would be accounted under the Revenue Standard upon the adoption of the Lease Standard as these payments for goods or services are transferred separately from the right to use the underlying assets.

Expense reimbursements relating to property taxes and insurance categorized as Fixed Lease Payments will generally be variable consideration with revenue recognized as the recoverable services are provided. Expense reimbursements categorized as Non-Lease Payments will be recognized at a point in time or over time based on the pattern of transfer of the underlying goods or services to our customers.

Costs to execute leases

The Lease Standard also requires capitalization of only the incremental costs incurred in executing each particular lease, such as legal fees to draft a lease or commissions based upon a particular lease. Costs that would have been incurred regardless of lease execution, such as allocated costs of internal personnel, are not capitalized. We do not capitalize such costs relating to the execution of leases and do not expect this standard to have a material impact on expenses as our accounting policy is consistent with the provisions of the standard.

Lessee accounting

Under the Lease Standard, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on the principle whether the lease is effectively a finance purchase of the lease asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or a straight-line basis over the term of the lease. For most leases with a term of greater than 12 months, in which we are the lessee, the present value of future lease payments will be recognized on our balance sheet as a right-of-use asset and related liability. We do not expect a material impact on our consolidated financial statement from the initial recognition of each lease liability upon the adoption and the pattern of recognition subsequent to adoption.

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

The Revenue Standards permit either the full retrospective or modified retrospective transition method. We adopted the Revenue Standards effective January 1, 2018 utilizing the modified retrospective transition method applied to contracts not completed as of January 1, 2018 and the adoption did not result in a material impact to our consolidated financial statements.

As previously noted above in the lease accounting section, depending upon the nature of the underlying expense and the contractual reimbursement arrangement, certain expense reimbursements may be subject to the Revenue Standard upon our adoption of the Lease Standard, no later than January 1, 2019.

Revenue within the scope of the Revenue Standard

Disposition of Real Estate Facilities

Under the Revenue Standard, we recognized a gain of $26.8 million as we completed the sale of a 161,000 square foot office business park located in Orange County, California during the three months ended March 31, 2018. The adoption of the Revenue Standard had no material impact on timing of recognition of the gain on sale of the asset.

Other recently issued accounting standards

In November, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires the statements of cash flows to explain the change during the period in the total cash, cash equivalents, restricted cash and restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheets and disclose the nature of the restrictions. The standard is effective on January 1, 2018, with early adoption permitted and requires the use of the retrospective transition method. We early adopted the new guidance during the fourth quarter of 2017 and, accordingly, net cash used in investing activities decreased by $1.1 million for the three months ended March 31, 2017, in the previous presentation, as compared to the current presentation.

3. Real estate facilities

The activity in real estate facilities for the three months ended March 31, 2018 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2017 (1)	$769,036	$2,156,862	$(1,161,798)	$1,764,100
Consolidation of joint venture	21,814	85,436	—	107,250
Capital expenditures	—	7,115	—	7,115
Disposals (2)	—	(4,744)	4,744	—
Depreciation and amortization	—	—	(23,582)	(23,582)
Transfer to properties held for sale	—	(96)	69	(27)
Balances at March 31, 2018	$790,850	$2,244,573	$(1,180,567)	$1,854,856

____________________________

(1)

Land, building and improvements, and accumulated depreciation, respectively, totaling $1.3 million, $9.7 million, and $7.2 million were reclassified as of December 31, 2017 to “properties held for sale, net,” representing a 194,000 rentable square foot flex business park in Dallas, Texas.

(2)	Disposals primarily represent the book value of tenant improvements that have been removed upon the customer vacating their space.

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

The following table summarizes the assets acquired and liabilities assumed related to the consolidation of the joint venture which was accounted for as an asset acquisition as of January 1, 2018 (in thousands) (see Note 4 below):

Land	$21,814
Buildings and improvements	85,436
Other assets (including in-place lease value)	1,199
Total consolidated joint venture	108,449
Noncontrolling interest in consolidated joint venture	(4,032)
Net book value of joint venture at consolidation	$104,417

On March 31, 2017, the Company sold development rights it held to build medical office buildings on land adjacent to its Westech Business Park in Silver Spring, Maryland for $6.5 million. We received net proceeds of $3.9 million, of which $1.5 million was received in prior years and $2.4 million was received in March, 2017. The Company recorded a gain of $3.9 million related to the net proceeds received through March 31, 2017, which are non-refundable. The Company reported an additional gain of $2.5 million when the final proceeds were received in the fourth quarter of 2017 and the remaining contingencies had lapsed.

As of March 31, 2018, we have commitments, pursuant to executed leases, to spend $13.0 million on transaction costs, which include tenant improvements and lease commissions.

Properties Held for Sale

Included in “properties held for sale, net” at December 31, 2017 was a 194,000 rentable square foot flex business park in Dallas, Texas, and 705,000 rentable square feet of office space in Orange County, California.

On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet located in Orange County, California, for net proceeds of $41.7 million, which resulted in a gain of $26.8 million.

We have 544,000 rentable square feet of office product located in Orange County, California, and 194,000 rentable square feet of flex product in Dallas, Texas held for sale as of March 31, 2018. Subsequent to March 31, 2018, we completed the sale of Orange County Business Center, a park consisting of five multi-tenant office buildings totaling 437,000 square feet, located in Orange County, California, for net proceeds of $73.3 million resulting in a gain of approximately $50 million and the sale of Northgate Business Park, a park consisting of seven multi-tenant flex buildings totaling 194,000 square feet, located in Dallas, Texas, for net proceeds of $11.8 million resulting in a gain of approximately $8 million.

We expect to complete the sale of the remaining 107,000 rentable square feet of office product in Orange County, California, during 2018.

4. Investment in and advances to unconsolidated joint venture

In 2013, the Company entered into a joint venture known as Amherst JV LLC with an unrelated real estate development company (the “JV Partner”) for the purpose of developing a 395-unit multi-family building on a five-acre site (the “Project”) within the Company’s 628,000 square foot office park located in Tysons, Virginia (known as “The Mile”). We hold a 95.0% interest in the joint  venture with the remaining 5.0% held by the JV Partner. The JV Partner was responsible for the development and construction of the Project, and has been and continues to be responsible for the leasing and operational management of the Project. Prior to January 1, 2018, we did not control the joint venture, when considering, among other factors, that the consent of our JV Partner was required for all significant decisions. Accordingly, we previously accounted for our investment using the equity method. On January 1, 2018, we began to consolidate the joint venture as we amended the joint venture agreement to give the Company control of the joint venture.

On October 5, 2015, the Company contributed the site and improvements to the joint venture. We provided the joint venture with a construction loan in the amount of $75.0 million bearing interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The loan will mature on April 5, 2019 with two one-year extension options.

The aggregate amount of development costs were $105.4 million (excluding unrealized land appreciation). The Project delivered its first completed units in May, 2017 and was substantially completed during the fourth quarter of 2017.

At December 31, 2017, we reflected the aggregate cost of the contributed site and improvements, our equity contributions and loan advances, as well as capitalized third party interest we incurred as investment in and advances to unconsolidated joint venture. The Company’s investment in and advances to unconsolidated joint venture was $100.9 million as of December 31, 2017.

5. Leasing activity

The Company leases space in its real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of March 31, 2018 (in thousands):

Remainder of 2018	$209,097
2019	222,707
2020	153,100
2021	106,009
2022	72,570
Thereafter	120,376
Total (1)	$883,859

____________________________

(1)	Excludes future minimum rental revenues from assets sold or held for sale.

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $23.2 million and $23.1 million for the three months ended March 31, 2018 and 2017, respectively.  These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 2.7% of total leased square footage are subject to termination options, of which 1.5% of total leased square footage have termination options exercisable through December 31, 2018. In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

6. Bank loans

We have a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). We had $2.5 million outstanding on our Credit Facility at March 31, 2018 which we repaid during April, 2018. We had no balance outstanding on our Credit Facility at December 31, 2017. The Company had $864,000 and $921,000 of unamortized loan origination costs as of March 31, 2018 and December 31, 2017, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with as of March 31, 2018. Interest on outstanding borrowings is payable monthly.

7. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $201.8 million at March 31, 2018 ($196.6 million at December 31, 2017) and (ii) a third-party 5.0% interest in a joint venture owning a 395-unit multi-family apartment complex, totaling $3.6 million at March 31, 2018 (none at December 31, 2017).

PS OP Interests

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

In allocating net income and presenting equity, we treat the common partnership units as if converted to common shares. Accordingly, they receive the same net income allocation per unit as a common share and are adjusted each period to have the same equity per unit as a common share, totaling $12.3 million and $7.1 million, respectively, for the three months ended March 31, 2018 and 2017.

Joint Venture Interest

In conjunction with consolidating the joint venture on January 1, 2018, we recorded noncontrolling interest of $4.0 million related to a third-party’s 5.0% interest in a joint venture owning a 395-unit multi-family apartment complex. A total of $436,000 in loss was allocated to the joint venture interest during the three months ended March 31, 2018, and no distributions were paid to the joint venture interest.

8. Related party transactions

We manage industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues. Management fee revenues were $127,000 and $128,000 for the three months ended March 31, 2018 and 2017, respectively. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses,  totaling $154,000 and $137,000 for the three months ended March 31, 2018 and 2017, respectively. These amounts are included in “interest and other income” on our consolidated statements of income.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were $24,000 and $22,000 for the three months ended March 31, 2018 and 2017, respectively. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling $17,000 and $16,000 for the three months ended March 31, 2018 and 2017, respectively. These amounts are included under “cost of operations” on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided.  For the three months ended March 31, 2018 and 2017, we reimbursed PS $230,000 and $159,000, respectively, for costs PSA incurred on our behalf, and PS reimbursed us $10,000 and $8,000, respectively, for costs we incurred on their behalf.

The Company had net amounts due to PS of $203,000 and $245,000 at March 31, 2018 and December 31, 2017, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity

Preferred stock

As of March 31, 2018 and December 31, 2017, the Company had the following series of preferred stock outstanding:

		Earliest Potential	Dividend	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)
Series U	September, 2012	September, 2017	5.75%	9,200	$230,000
Series V	March, 2013	March, 2018	5.70%	4,400	110,000
Series W	October, 2016	October, 2021	5.20%	7,590	189,750
Series X	September, 2017	September, 2022	5.25%	9,200	230,000
Series Y	December, 2017	December, 2022	5.20%	8,000	200,000
Total				38,390	$959,750

On January 3, 2018, we completed the redemption of our remaining 6.00% Cumulative Preferred Stock, Series T, at par of $130.0 million. We recorded a Preferred Redemption Allocation of $4.1 million in the three months ended December 31, 2017 and reclassified the shares from equity to “preferred stock called for redemption” on our consolidated balance sheets at December 31, 2017.

We paid $13.7 million and $13.3 million in distributions to our preferred shareholders for the three months ended March 31, 2018 and 2017, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At March 31, 2018, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock

We paid $23.2 million ($0.85 per common share) and $23.1 million ($0.85 per common share) in distributions to our common shareholders for the three months ended March 31, 2018 and 2017, respectively.

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

For the three months ended March 31, 2018, we recorded $53,000 in compensation expense related to stock options as compared to $49,000 for the same period in 2017.

During the three months ended March 31, 2018,  5,000 options were exercised. A total of 167,409 options were outstanding at March 31, 2018  (172,409 at December 31, 2017).

Restricted Stock Units

RSUs granted prior to 2016 are subject to a six-year vesting, with 20% vesting after year two, and 20% vesting after each of the next four years. RSUs granted during and subsequent to 2016 are subject to a five-year vesting at the rate of 20% per year. The grantee receives dividends for each outstanding RSU equal to the per share dividend received by common shareholders. We expense any dividends previously paid upon forfeiture of the related RSU. Upon vesting, the grantee receives common shares equal to the number of vested RSUs, less common shares withheld in exchange for tax deposits made by the Company to satisfy the grantee’s statutory tax liabilities arising from the vesting. The fair value of our RSUs is determined based upon the applicable closing trading price of our common shares on the date of grant.

For the three months ended March 31, 2018, we recorded $999,000 in compensation expense related to RSUs as compared to $2.0 million for the same period in 2017.

During the three months ended March 31, 2018,  176,550 RSUs were granted, 1,120 RSUs were forfeited and 97,183 RSUs vested. This vesting resulted in the issuance of 57,091 common shares. In addition, tax deposits totaling $4.5 million ($3.4 million for the same period in 2017) were made on behalf of employees in exchange for 40,092 common shares withheld upon vesting. A total of 243,330 RSUs were outstanding at March 31, 2018  (165,083 at December 31, 2017).

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“LTEIP”), with certain employees of the Company. Under the LTEIP, the Company established three levels of targeted restricted stock unit awards for certain employees, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. Under the LTEIP there is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of total return targets during the previous year, as well as an award based on achieving total return targets during the cumulative four-year period 2014-2017. In the event the minimum defined target is not achieved for an annual award, the restricted stock units allocated to be awarded for such year are added to the restricted stock units that may be received if the four-year target is achieved. All restricted stock unit awards under the LTEIP vest in four equal annual installments beginning from the date of award. Up to 94,150 restricted stock units would be awarded for each of the four years assuming achievement was met and up to 81,800 restricted stock units would be awarded for the cumulative four-year period assuming achievement was met. Compensation expense is recognized based on the restricted stock units expected to be awarded based on the target level that is expected to be achieved. The compensation expense and RSU counts with respect to the LTEIP are included in the aggregate RSU amounts disclosed above. Senior management earned 145,350 shares of restricted stock units granted in March, 2018 as the maximum targets were achieved for the year ended December 31, 2017 and for the cumulative four-year period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended; (f) the economic health of our customers; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; and (k) other factors discussed under the heading “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

Critical Accounting Policies and Estimates:

Our accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-Q. We believe our critical accounting policies relate to income tax expense, accounting for acquired real estate facilities, allowance for doubtful accounts, impairment of long-lived assets, accrual for uncertain and contingent liabilities, each of which are more fully discussed below.

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

Strategic Overview

Our overall operating results are impacted primarily by the performance of our existing real estate facilities, which at March 31, 2018 are comprised of 27.9 million rentable square feet of multi-tenant industrial, flex and office properties concentrated in six states and a 95.0% interest in a 395-unit apartment complex. Accordingly, a significant degree of management attention is paid to maximizing the cash flow from our existing real estate portfolio. We also acquire properties we believe will create long-term value, and from time to time we sell properties which no longer fit within the Company’s strategic objectives.

We  had 7.6 million rentable square feet that we reclassified from “flex” space in our December 31, 2017 annual report to “industrial” space at January 1, 2018 based upon a critical review of our properties’ office to warehouse ratio. We believe the reclassification will assist investors to better understand our business operations.

Existing Real Estate Facilities: The operating results of our existing real estate facilities are substantially influenced by demand for rental space within our properties and our markets, which impacts occupancy, rental rates and capital expenditures requirements. We strive to maintain high occupancy levels while increasing rental rates and minimizing capital expenditures when market conditions allow, although the Company may decrease rental rates in markets where conditions require. Management’s initiatives and strategies with respect to our existing real estate facilities which are described in more detail in our December 31, 2017 Form 10-K, include incentivizing our personnel to maximize the return on investment for each lease transaction and providing a superior level of service to our customers.

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

Development or redevelopment of real estate facilities:  We also may seek to redevelop our existing real estate. We own a large contiguous block of real estate (628,000 rentable square feet on 44.5 acres of land) located within The Mile in Tysons, Virginia. We demolished one of our existing office buildings at The Mile and built a 395-unit multi-family building (“Highgate”) at a cost, including the estimated fair value of existing land, of $115.9 million.

While multi-family real estate is not a core asset for us, we determined that multi-family real estate represented a unique opportunity and the highest and best use of this parcel. We have partnered through a joint venture with a local developer and operator of multi-family space in order to leverage their operational experience. See “Analysis of Operating Income – Multi-Family” below and Note 3 and 4 to our consolidated financial statements for more information on Highgate.

We commenced consolidating Highgate beginning January 1, 2018. Prior to January 1, 2018, we accounted for our investment in the joint venture using the equity method and accordingly, reflected our share of net loss under “equity in loss of unconsolidated joint venture.”

We have an additional 123,000 square foot office building located within The Mile that we are seeking to demolish in order to construct another multi-family property on the parcel. This parcel is reflected on our consolidated balance sheets as land and building held for development. The scope and timing of development of this site is subject to a variety of contingencies, including approval of entitlements. We do not expect that development will commence any earlier than the fourth quarter of 2019.

Dispositions of Real Estate Facilities: We may from time to time dispose of individual real estate assets based on market conditions, fit with our existing portfolio or other reasons. On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet, located in Orange County, California, for net proceeds of $41.7 million, which resulted in a gain of $26.8 million.

As of March 31, 2018, we have 544,000 rentable square feet of office product located in Orange County, California, and 194,000 rentable square feet of flex product in Dallas, Texas held for sale. Subsequent to March 31, 2018, we completed the sale of Orange County Business Center, a park consisting of five multi-tenant office buildings totaling 437,000 square feet, located in Orange County, California, for net proceeds of $73.3 million resulting in a gain of approximately $50 million and the sale of Northgate Business Park, a park consisting of seven multi-tenant flex buildings totaling 194,000 square feet, located in Dallas, Texas, for net proceeds of $11.8 million resulting in a gain of approximately $8 million

We expect to complete the sale of the remaining 107,000 rentable square feet of office product in Orange County, California, during 2018. The operations of the facilities we sold and expect to sell are presented below under “assets sold or held for sale.”

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of March 31, 2018,  excluding assets held for sale, leases from our top 10 customers comprised 9.9% of our annualized rental income, with one customer,  the U.S. Government (4.4%), representing more than 1%. In terms of industry concentration, 18.4% of our annualized rental income comes from business services; 12.0% from warehouse, distribution, transportation and logistics; and 10.2% from computer hardware, software and related services. No other industry group represents more than 10% of our annualized rental income.

Customer credit risk: We have historically experienced a low level of write-offs of uncollectible rents, with less than 0.5% of rental income written off each year over the last six years. However, there can be no assurance that write offs may not increase, because there is inherent uncertainty in a customer’s ability to continue paying rent and meet its full lease obligation. As of April 30, 2018, we had 60,000 square feet of leased space occupied by two customers that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement.

Net Operating Income

We evaluate the performance of our business parks primarily based on Net Operating Income (“NOI”), a non-GAAP financial measure, because we believe NOI is an important measure of the value and performance of our real estate. We believe investors utilize NOI in a similar manner and for similar reasons. We define NOI as rental income less Adjusted Cost of Operations (described below). NOI excludes depreciation and amortization because management and investors do not consider it important in valuing real estate or evaluating real estate performance since depreciation assumes the value of real estate declines ratably from its historical cost based upon the passage of time, while we believe the value of real estate changes based upon cash flow and other market factors.

Adjusted Cost of Operations represents cost of operations, excluding LTEIP amortization, which can vary significantly period to period based upon the performance of the whole company, rather than just property operations.

The Company’s calculation of NOI and Adjusted Cost of Operations may not be comparable to those of other companies and should not be used as an alternative to performance measures calculated in accordance with GAAP.

See “Analysis of operating income” below for reconciliations of each of these measures to their closest analogous GAAP measure on our consolidated statements of income. Adjusted Cost of Operations is reconciled to cost of operations and Net Operating Income is reconciled to operating income.

Results of Operations

We segregate our real estate activities into (a) same park operations, representing all operating properties acquired prior to January 1, 2016, comprising 26.9 million rentable square feet of our 27.9 million in rentable square feet at March 31, 2018 (the “Same Park” facilities), (b) non-same park operations, representing those facilities we own that were acquired after January 1, 2016 (the “Non-Same Park” facilities), (c) multi-family operations and (d) assets sold or held for sale, representing facilities whose existing operations are no longer part of our ongoing operations, because they were sold or are expected to be sold.

Operating Results Overview: Three Months Ended March 31, 2018 and 2017

For the three months ended March 31, 2018, net income allocable to common shareholders was $46.0 million or $1.69 per diluted share, compared to $26.4 million or $0.97 per diluted share for the same period in 2017.  The increase was mainly due to a gain on sale of assets in 2018 and a $1.3 million increase in NOI with respect to our real estate facilities and reduced preferred distributions. The increase in NOI includes a $445,000 increase for our Same Park facilities due primarily to higher rental income per occupied square foot, $427,000 of NOI from our multi-family asset and $311,000 increase for our Non-Same Park facilities tied to an increase in occupancy.

We analyze our net income in this discussion analysis in two main sections: operating income and all other components of net income.

Analysis of Operating Income

Our operating income is comprised primarily of our real estate operations, depreciation and amortization expense and general and administrative expenses.

The table below sets forth the various components of our operating income (in thousands):

	For the Three Months
	Ended March 31,
	2018	2017	Change
RENTAL INCOME
Same Park	$98,022	$95,756	2.4%
Non-Same Park	608	291	108.9%
Multi-family	1,424	—	100.0%
Assets sold or held for sale (1)	3,705	4,014	(7.7%)
Total rental income	103,759	100,061	3.7%

COST OF OPERATIONS
Adjusted Cost of Operations (2)
Same Park	30,035	28,214	6.5%
Non-Same Park	360	354	1.7%
Multi-family	997	—	100.0%
Assets sold or held for sale (1)	1,253	1,669	(24.9%)
LTEIP amortization	355	796	(55.4%)
Total cost of operations	33,000	31,033	6.3%

OPERATING INCOME
Net operating income (3)
Same Park	67,987	67,542	0.7%
Non-Same Park	248	(63)	(493.7%)
Multi-family	427	—	100.0%
Assets sold or held for sale (1)	2,452	2,345	4.6%
LTEIP amortization	(355)	(796)	(55.4%)
Depreciation and amortization	(23,882)	(23,078)	3.5%
General and administrative	(2,306)	(2,831)	(18.5%)
Operating income	$44,571	$43,119	3.4%

____________________________

(1)

The operations for “assets sold or held for sale” are primarily comprised of the historical operations of the 705,000 rentable square feet of office product and 194,000 rentable square feet of flex product either sold or held for sale and are therefore not expected to remain part of our ongoing operations. These assets were removed from the Same Park portfolio in the current and prior periods’ presentation.

(2)	Adjusted Cost of Operations excludes the impact of LTEIP amortization.
(3)	Net operating income represents rental income less Adjusted Cost of Operations.

Rental income increased $3.7 million for the three months ended March 31, 2018 as compared to the same period in 2017 due primarily to an increase in rental income at the Same Park facilities tied to higher rental income per occupied square foot combined with $1.4 million of rental income from our multi-family asset.

Cost of operations increased $2.0 million for the three months ended March 31, 2018 as compared to the same period in 2017 due primarily to an increase in Adjusted Cost of Operations for the Same Park facilities combined with $997,000 of Adjusted Cost of Operations from our multi-family asset, offset partially by Adjusted Cost of Operations from assets sold or held for sale, as well as lower LTEIP amortization.

Operating income increased $1.5 million for the three months ended March 31, 2018 as compared to the same period in 2017 due primarily to higher rental income and lower general and administrative expenses partially offset by higher depreciation and amortization expense.

See below for a discussion of depreciation and amortization expense and general and administrative expenses.

Same Park Facilities

The Same Park facilities are those that we have owned and operated since January 1, 2016. We evaluate the operations of these facilities to more effectively evaluate the ongoing performance of our portfolio in 2018 and 2017. We believe the Same Park information is used by investors and analysts in a similar manner. The following table summarizes the historical operating results of these facilities and certain statistical information related to leasing activity (in thousands, except per square foot data):

	For The Three Months
	Ended March 31,
	2018	2017	Variance
Rental income	$98,022	$95,756	2.4%

Adjusted Cost of Operations
Property taxes	10,193	9,828	3.7%
Utilities	5,713	5,448	4.9%
Repairs and maintenance	6,011	5,719	5.1%
Snow removal	794	378	110.1%
Other expenses	7,324	6,841	7.1%
Total	30,035	28,214	6.5%

Net operating income	$67,987	$67,542	0.7%

Selected Statistical Data
Gross margin (1)	69.4%	70.5%	(1.6%)
Weighted average square foot occupancy	94.6%	94.6%	—
Annualized rental income per occupied square foot	$15.40	$15.05	2.3%

____________________________

(1)	Computed by dividing NOI by rental income.

Analysis of Same Park Rental Income

Rental income generated by the Same Park facilities increased 2.4% in the three months ended March 31, 2018 as compared to the same period in 2017. The increase was due primarily to increased rental income per occupied square foot.

We believe that high occupancies help maximize our rental income. Accordingly, we seek to maintain a weighted average occupancy over 90%.

During the first three months of 2018, most markets continued to reflect favorable conditions allowing for stable occupancy as well as increasing rental rates. With the exception of Northern Virginia, Suburban Maryland and Dallas markets, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions and tenant demand remained healthy.

Our future revenue growth will come primarily from potential increases in market rents allowing us to increase rent levels when leases are either renewed with existing customers or re-leased to new customers. The following table sets forth the expirations of existing leases in our Same Park portfolio place at March 31, 2018 over the next five years (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
Remainder of 2018	1,508	4,362	17.0%	$74,895	18.2%
2019	1,542	6,755	26.4%	102,272	24.8%
2020	949	5,429	21.2%	81,774	19.8%
2021	366	2,778	10.9%	43,620	10.6%
2022	278	2,720	10.6%	45,641	11.1%
Thereafter	197	3,550	13.9%	63,982	15.5%
Total	4,840	25,594	100.0%	$412,184	100.0%

During the three months ended March 31, 2018, we leased approximately 1.6 million in rentable square feet to new and existing customers, with an average increase in rental rates over the previous rates of 4.3%. Renewals of leases with existing customers represented 63.9% of our leasing activity for the three months ended March 31, 2018. See “Analysis of Same Park Market Trends” below for further analysis of such data on a by-market basis.

Our ability to re-lease space on expired leases in a way that minimizes vacancy periods and achieves market rates will depend upon market conditions in the specific submarkets in which each of our properties are located.

Analysis of Same Park Adjusted Cost of Operations

Adjusted Cost of Operations generated by the Same Park facilities increased 6.5% during the three months ended March 31, 2018 as compared to the same period in the prior year due primarily to increased other expenses, snow removal costs and utility costs as well as higher property taxes.

Property taxes increased 3.7% during the three months ended March 31, 2018 as compared to the same period in the prior year due primarily to higher assessed values. We expect property tax growth for the remainder of 2018 due primarily to higher assessed values and changes in tax rates.

Utilities are dependent primarily upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities increased 4.9% for the three months ended March 31, 2018 as compared to the same period in the prior year primarily due to a colder winter in 2018 in our Northern Virginia and Suburban Maryland markets. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not predictable. However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates in the future.

Repairs and maintenance increased 5.1% during the three months ended March 31, 2018 as compared to the same period in the prior year partially due to rate increases from property service providers. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable.

Snow removal increased 110.1% during the three months ended March 31, 2018 as compared to the same period in the prior year due to a colder winter in 2018 in our Northern Virginia and Suburban Maryland markets. Snow removal costs are weather dependent and therefore not predictable.

Other expenses increased 7.1% during the three months ended March 31, 2018 as compared to the same period in the prior year. These costs are comprised of on site and supervisory personnel, property insurance and other expenses incurred in the operation of our properties. We expect similar increases in other expenses for the remainder of 2018.

Same Park Quarterly Trends

The following table sets forth historical quarterly trends in the operations of the Same Park facilities for rental income, Adjusted Cost of Operations, occupancies, annualized rental income per occupied square foot and those expenses which have material seasonal trends (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31
Rental income
2018	$98,022	$—	$—	$—
2017	$95,756	$95,464	$96,073	$97,211

Adjusted Cost of Operations
2018	$30,035	$—	$—	$—
2017	$28,214	$28,008	$29,191	$29,642

Snow removal
2018	$794	$—	$—	$—
2017	$378	$103	$—	$63

Utilities
2018	$5,713	$—	$—	$—
2017	$5,448	$5,295	$5,798	$5,393

Weighted average square foot occupancy
2018	94.6%	—	—	—
2017	94.6%	93.7%	94.1%	95.1%

Annualized rental income per occupied square foot
2018	$15.40	$—	$—	$—
2017	$15.05	$15.15	$15.18	$15.20

Analysis of Same Park Market Trends

The following tables set forth market rent, expense and occupancy trends in our Same Park facilities (in thousands, except per square foot data):

	For The Three Months
	Ended March 31,
Region	2018	2017	Variance

Selected Geographic Data on Same Park

Rental income
Northern California (7.2 million square feet)	$24,235	$23,296	4.0%
Southern California (3.3 million square feet)	12,980	12,322	5.3%
Dallas (2.9 million square feet)	7,750	7,725	0.3%
Austin (2.0 million square feet)	7,436	7,516	(1.1%)
Northern Virginia (3.9 million square feet)	18,880	19,089	(1.1%)
South Florida (3.9 million square feet)	10,577	9,937	6.4%
Suburban Maryland (2.3 million square feet)	11,929	11,860	0.6%
Seattle (1.4 million square feet)	4,235	4,011	5.6%
Total Same Park (26.9 million square feet)	98,022	95,756	2.4%

Adjusted Cost of Operations
Northern California	5,829	5,890	(1.0%)
Southern California	3,309	3,273	1.1%
Dallas	2,803	2,584	8.5%
Austin	2,596	2,488	4.3%
Northern Virginia	7,016	6,118	14.7%
South Florida	2,951	2,751	7.3%
Suburban Maryland	4,440	4,111	8.0%
Seattle	1,091	999	9.2%
Total Same Park	30,035	28,214	6.5%

Net operating income
Northern California	18,406	17,406	5.7%
Southern California	9,671	9,049	6.9%
Dallas	4,947	5,141	(3.8%)
Austin	4,840	5,028	(3.7%)
Northern Virginia	11,864	12,971	(8.5%)
South Florida	7,626	7,186	6.1%
Suburban Maryland	7,489	7,749	(3.4%)
Seattle	3,144	3,012	4.4%
Total Same Park	$67,987	$67,542	0.7%

Weighted average square foot occupancy
Northern California	97.6%	97.8%	(0.2%)
Southern California	97.4%	96.9%	0.5%
Dallas	89.6%	89.9%	(0.3%)
Austin	94.4%	94.3%	0.1%
Northern Virginia	91.0%	90.4%	0.7%
South Florida	96.2%	97.6%	(1.4%)
Suburban Maryland	89.5%	87.2%	2.6%
Seattle	98.2%	98.7%	(0.5%)
Total Same Park	94.6%	94.6%	—

Annualized rental income per occupied square foot
Northern California	$13.72	$13.15	4.3%
Southern California	$16.24	$15.50	4.8%
Dallas	$11.98	$11.90	0.7%
Austin	$16.04	$16.23	(1.2%)
Northern Virginia	$21.19	$21.55	(1.7%)
South Florida	$11.38	$10.54	8.0%
Suburban Maryland	$22.62	$23.13	(2.2%)
Seattle	$12.41	$11.70	6.1%
Total Same Park	$15.40	$15.05	2.3%

The following tables set forth key statistical information with respect to our Same Park leasing activities during the three months ended March 31, 2018. As noted above, our past revenue growth has come from annual inflators, as well as re-leasing of space at current market rates. The following table summarizes the Company’s leasing production by these eight regions for the three months ended March 31, 2018 (square feet in thousands):

	For the Three Months Ended March 31, 2018
	Square		Transaction
	Footage	Customer	Costs per	Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	250	49.9%	$1.81	18.6%
Southern California	306	80.3%	$1.42	3.9%
Dallas	156	58.1%	$2.84	(0.8%)
Austin	116	90.5%	$1.28	10.3%
Northern Virginia	231	67.0%	$11.90	(10.5%)
South Florida	390	79.3%	$1.12	3.7%
Suburban Maryland	87	78.0%	$6.79	(5.0%)
Seattle	51	21.9%	$1.71	16.4%
Total	1,587	70.0%	$3.37	4.3%

____________________________

(1)

Rental rate change is computed by taking the percentage difference between outgoing rents and incoming rents for leases executed during the period. Leases executed on spaces vacant for more than the preceding twelve months have been excluded.

During the first three months of 2018, most markets continued to reflect favorable conditions allowing for stable occupancy as well as increasing rental rates. With the exception of Northern Virginia, Suburban Maryland and Dallas, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions and tenant demand remained healthy. Northern Virginia and Suburban Maryland continue to experience soft market conditions as evidenced by continued pressure on occupancy and rental rates. In these markets, rental rates on executed leases declined 10.5% and 5.0%, respectively, over expiring rents for the three months ended March 31, 2018. Given lease expirations of 1.6 million square feet in Northern Virginia and 897,000 square feet in Suburban Maryland through December 31, 2019, the Company may continue to experience a decrease in rental income in these regions.

Non-Same Park facilities: Our Non-Same Park facilities are comprised of two office buildings in Maryland, with 226,000 rentable square feet purchased in 2016 at a purchase price of $13.3 million. Occupancy was 51.7% at March 31, 2018 compared to 18.5% at acquisition. Annualized rental income per occupied square foot was $22.73 for these properties for the three months ended March 31, 2018.

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

Multi-family: As of March 31, 2018, we have a 95.0% interest in Highgate, a consolidated joint venture. On January 1, 2018, we began to consolidate the joint venture as we amended the joint venture agreement to give the Company control of the joint venture. Prior to January 1, 2018, we accounted for our investment in the joint venture using the equity method and accordingly, reflected our share of net loss under “equity in loss of unconsolidated joint venture.”

The joint venture began leasing activities during second quarter of 2017. During the three months ended March 31, 2018, the joint venture generated $427,000 of NOI, consisting of $1.4 million in rental income and $997,000 in Adjusted Cost of Operations.

The following table summarizes the joint venture’s project timeline and updates as of March 31, 2018:

		Schedule			As of March 31, 2018
Apartment Units	Total Project Costs (1) (in thousands)	Construction Start	Initial Occupancy	Estimated Stabilization Period	% Completed	% Occupied	Average Rent per Unit (2)
395	$115,935	Q3 2015	Q2 2017	Q4 2018	100.0%	61.5%	$2,154

____________________________

(1)	The project cost for Highgate reflects the underlying land at the assigned contribution value upon formation of the joint venture.
(2)

Average rent per unit is defined as the total potential monthly rental revenue (actual rent for occupied apartment units plus market rent for vacant apartment units) divided by the number of apartment units.

Assets sold or held for sale: These amounts include historical operating results with respect to properties that have been sold or held for sale.

Depreciation and Amortization Expense: Depreciation and amortization was $23.9 million for the three months ended March 31, 2018 compared to $23.1 million for the same period in 2017. The three month increase in depreciation and amortization was primarily due to depreciation and amortization of our multi-family asset as we consolidated its operations effective January 1, 2018.

General and Administrative Expenses: General and administrative expenses primarily represent compensation for senior executives, tax compliance, legal and costs associated with being a public company. For the three months ended March 31, 2018, general and administrative expenses decreased $525,000, or 18.5%, compared to the same period in 2017. The three month decrease was primarily due to a reduction in the ongoing LTEIP amortization ($346,000 in 2018 versus $973,000 in 2017).

naly
Analysis of Items Not Included in Operating Income

Gain on sale of real estate facility and gain on sale of development rights:  On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet, located in Orange County, California, for net proceeds of $41.7 million, which resulted in a gain of $26.8 million.

On March 31, 2017, we sold development rights we had acquired in 2006 in connection with our acquisition of a business park in Silver Spring, Maryland for $6.5 million. We received net proceeds of $3.9 million, of which $1.5 million was received in prior years and $2.4 million was received in March, 2017. The Company recorded a gain of $3.9 million related to the net proceeds received through March 31, 2017, which are non-refundable. The Company reported an additional gain of $2.5 million when the final proceeds were received in the fourth quarter of 2017 and the remaining contingencies had lapsed.

Subsequent to March 31, 2018, we completed the sale of additional real estate facilities, and we expect a gain on sale of real estate of approximately $58 million during the three months ended June 30, 2018 with respect to these sales.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

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

In order to maintain access to capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders. For the three months ended March 31, 2018, the ratio to FFO to combined fixed charges and preferred distributions paid was 5.2 to 1.0.

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

As of March 31, 2018, we had $39.2 million in cash and had $2.5 million outstanding on our Credit Facility, which was subsequently repaid. Subsequent to March 31, 2018, we sold two assets for an aggregate of $85.1 million in net proceeds. In the last five years, we have retained an average of $40 to $50 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less shareholder and unit holder distributions and capital expenditures.

Potential future uses of capital in the next twelve months include the acquisition of additional real estate facilities, and potential future sources include the potential sale of real estate facilities, including proceeds from the potential sale of the properties in Orange County, California and Dallas, Texas. As discussed below under “Disposition of real estate facilities and potential taxable capital gains” we may have to increase our common distributions as a result of taxable gains generated by recent sales of real estate which have occurred and may occur in 2018.

Required Debt Repayment: As of March 31, 2018, we had $2.5 million outstanding on our Credit Facility, which has been subsequently repaid during April, 2018. We are in compliance with the covenants and all other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions.

The following table sets forth our commercial capital expenditures paid for the three months ended March 31, 2018 and 2017, respectively, on an aggregate and per square foot basis:

	For the Three Months Ended March 31,
	2018	2017	2018	2017
Commercial Real Estate	(in thousands)		(per square foot)
Recurring capital expenditures
Capital improvements (1)	$1,124	$645	$0.04	$0.02
Tenant improvements	3,940	6,476	0.14	0.23
Lease commissions	1,939	1,538	0.07	0.05
Total commercial recurring capital expenditures	7,003	8,659	0.25	0.30
Nonrecurring capital improvements	32	13	—	—
Total commercial capital expenditures (1)	$7,035	$8,672	$0.25	$0.30

____________________________

(1)	Excludes $7 of recurring capital improvement from our multi-family asset.

The following table summarizes Same Park, Non-Same Park, multi-family and assets sold or held for sale recurring capital expenditures paid and the related percentage of NOI by region for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
				Recurring
	Recurring			Capital Expenditures
	Capital Expenditures			as a Percentage of NOI
Region	2018	2017	Change	2018	2017

Same Park
Northern California	$1,005	$649	54.9%	5.5%	3.7%
Southern California	502	557	(9.9%)	5.2%	6.2%
Dallas	655	470	39.4%	13.2%	9.1%
Austin	252	77	227.3%	5.2%	1.5%
Northern Virginia	2,176	2,285	(4.8%)	18.3%	17.6%
South Florida	465	708	(34.3%)	6.1%	9.9%
Suburban Maryland	1,534	1,932	(20.6%)	20.5%	24.9%
Seattle	155	178	(12.9%)	4.9%	5.9%
Total Same Park	6,744	6,856	(1.6%)	9.9%	10.2%
Non-Same Park
Maryland	163	1,445	(88.7%)	—	—
Total Non-Same Park	163	1,445	(88.7%)	—	—
Assets sold or held for sale	96	358	(73.2%)	—	—
Total commercial recurring
capital expenditures	7,003	8,659	(19.1%)	—	—
Multi-Family	7	—	100.0%	—	—
Total	$7,010	$8,659	(19.0%)	—	—

The decrease in Same Park recurring capital expenditures of $112,000, or 1.6%, was primarily due to transaction costs related to large renewals and leasing production in 2017. The decrease in Non-Same Park recurring capital expenditures are related to substantially completing the repositioning and lease-up of a facility in 2017.

In the last five years, our recurring capital expenditures have averaged generally between $1.10 and $1.72 per square foot, and 11.7% and 20.5% as a percentage of NOI.

Redemption of Preferred Stock: Historically, we have reduced our cost of capital by refinancing higher coupon preferred securities with lower coupon preferred securities. On January 3, 2018, we completed the redemption of the remaining 6.0% Series T preferred shares outstanding of $130.0 million using funds received from our 5.20% Series Y preferred shares issued during December, 2017.

At March 31, 2018, our 5.75% Series U preferred shares, with a par value of $230.0 million, and our 5.70% Series V preferred shares, with a par value of $110.0 million, were redeemable at par. Redemption of such preferred shares will depend upon many factors, including the cost of capital. None of our preferred securities are redeemable at the option of the holders.

Acquisitions of real estate facilities: We have acquired real estate facilities in the past, and we continue to seek to acquire additional real estate facilities; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

Disposition of real estate facilities and potential taxable capital gains: On March 5, 2018, we sold real estate facilities for net proceeds of $41.7 million and subsequent to March 31, 2018, we sold two additional assets for an aggregate of $85.1 million in net proceeds. We are also seeking to sell 107,000 rentable square feet of office space in Orange County, California. Each of these actual and potential sales will result in substantial taxable gains. While we are seeking potential acquisition candidates in order to defer such taxable gains, there can be no assurance that we will do so. If we are not able to defer the gains through a like-kind exchange, we may have to distribute a substantial amount of the net proceeds to our shareholders in order to maintain our REIT status.

Development of real estate facilities: As noted above, we have an additional 123,000 square foot building located within The Mile that we are seeking to develop into another multi-family property. There can be no assurance as to the timing or amount of any investment that may occur; however, we do not expect to incur any significant development costs on this potential project any earlier than the fourth quarter of 2019.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the three months ended March 31, 2018 or the year ended December 31, 2017. As of March 31, 2018, management has the authorization to repurchase an additional 1,614,721 shares.

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

We paid REIT qualifying distributions of $36.9 million ($13.7 million to preferred shareholders and $23.2 million to common shareholders) during the three months ended March 31, 2018.

We estimate the annual distributions requirements with respect to our preferred shares outstanding at March 31, 2018 to be $51.8 million per year.

Our consistent, long-term dividend policy has been to distribute only our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements and, after taking into consideration distributions to the preferred shareholders, will be funded with cash provided by operating activities.

As noted above under “Disposition of real estate facilities and potential taxable capital gains”, our actual and potential sales of real estate may result in substantial taxable gains, which could result in an increase in our distributions to our shareholders.

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

The following table reconciles from net income allocable to common shareholders to FFO and net income per share to FFO per share (amounts in thousands, except per share data):

	For The Three Months
	Ended March 31,
	2018	2017
Net income allocable to common shareholders	$46,048	$26,392
Gain on sale of real estate facility and development rights	(26,835)	(3,865)
Depreciation and amortization	23,882	23,078
Net income allocated to noncontrolling interests	11,900	7,102
Net income allocated to restricted stock unit holders	574	248
FFO loss allocated to joint venture partner	13	—
FFO allocable to common and dilutive shares	$55,582	$52,955

Weighted average outstanding:
Common shares	27,267	27,148
Common operating partnership units	7,305	7,305
Restricted stock units	246	321
Common share equivalents	51	86
Total common and dilutive shares	34,869	34,860

Net income per common share—diluted	$1.69	$0.97
Gain on sale of real estate facilities and development rights	(0.77)	(0.11)
Depreciation and amortization	0.67	0.66
FFO per share	$1.59	$1.52

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations:  As of March 31, 2018, the Company is scheduled to pay cash dividends of $51.8 million per year on its preferred equity outstanding. Dividends are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of March 31, 2018 and their impact on our cash flows and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Transaction costs (1)	$12,967	$12,967	$—	$—	$—
Ground lease obligations (2)	217	131	86	—	—
Total	$13,184	$13,098	$86	$—	$—

____________________________

(1)	Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.
(2)	Represents future contractual payments on land under various operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had $2.5 million outstanding on its Credit Facility as of March 31, 2018 and subsequently repaid the balance during April, 2018. The Company’s debt as a percentage of total equity (based on book values) was 0.1% as of March 31, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also serving as interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2018, the Company’s Chief Executive Officer, who is also serving as acting Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not subject to any material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the three months ended March 31, 2018, there were no shares of the Company’s common stock repurchased. As of March 31, 2018, 1,614,721 shares remain available for purchase under the program.

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

Dated: May 2, 2018

PS BUSINESS PARKS, INC.

BY:	/s/ Maria R. Hawthorne
Maria R. Hawthorne
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibits

Exhibit 10.1	Amendment to Amended Agreement of Limited Partnership of PS Business Parks, L.P. to Authorize Special Allocations, dated as of January 1, 2017. Filed herewith.

Exhibit 12

Statement re: Computation of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Combined Fixed Charges and Income Allocation to Preferred Shareholders and Supplemental Disclosure of Ratio of FFO to Fixed Charges and Ratio of FFO to Combined Fixed Charges and Preferred Distributions. Filed herewith.

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