Form 10-Q
period 2018-06-30
PS BUSINESS PARKS INC/CA
filed 2018-07-30
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Yes ☐ No ☒

As of July 23, 2018, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,332,842.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Cash and cash equivalents	$7,214	$114,882

Real estate facilities, at cost
Land	816,656	769,036
Buildings and improvements	2,362,209	2,156,862
	3,178,865	2,925,898
Accumulated depreciation	(1,201,990)	(1,161,798)
	1,976,875	1,764,100
Properties held for sale, net	9,465	49,259
Land and building held for development	30,068	29,665
	2,016,408	1,843,024
Investment in and advances to unconsolidated joint venture	—	100,898
Rent receivable, net	1,807	1,876
Deferred rent receivable, net	31,917	32,062
Other assets	14,969	7,417
Total assets	$2,072,315	$2,100,159

LIABILITIES AND EQUITY

Accrued and other liabilities	$81,296	$80,223
Preferred stock called for redemption	—	130,000
Credit facility	10,000	—
Total liabilities	91,296	210,223
Commitments and contingencies
Equity
PS Business Parks, Inc.’s shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
38,390 shares issued and outstanding at
June 30, 2018 and December 31, 2017	959,750	959,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,331,834 and 27,254,607 shares issued and outstanding at
June 30, 2018 and December 31, 2017, respectively	272	272
Paid-in capital	733,617	735,067
Accumulated earnings (deficit)	69,448	(1,778)
Total PS Business Parks, Inc.’s shareholders’ equity	1,763,087	1,693,311
Noncontrolling interests	217,932	196,625
Total equity	1,981,019	1,889,936
Total liabilities and equity	$2,072,315	$2,100,159

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Rental income	$101,824	$99,800	$205,583	$199,861

Expenses
Cost of operations	31,256	30,250	64,256	61,283
Depreciation and amortization	24,416	23,628	48,298	46,706
General and administrative	2,368	2,443	4,674	5,274
Total operating expenses	58,040	56,321	117,228	113,263

Operating income	43,784	43,479	88,355	86,598
Interest and other income	294	154	578	387
Interest and other expense	(167)	(285)	(332)	(469)
Equity in loss of unconsolidated joint venture	—	(382)	—	(382)
Gain on sale of real estate facilities	58,448	1,209	85,283	1,209
Gain on sale of development rights	—	—	—	3,865
Net income	102,359	44,175	173,884	91,208
Allocation to noncontrolling interests	(18,400)	(6,645)	(30,300)	(13,746)
Net income allocable to PS Business Parks, Inc.	83,959	37,530	143,584	77,462
Allocation to preferred shareholders	(12,959)	(12,591)	(25,962)	(25,882)
Allocation to restricted stock unit holders	(779)	(197)	(1,353)	(445)
Net income allocable to common shareholders	$70,221	$24,742	$116,269	$51,135

Net income per common share
Basic	$2.57	$0.91	$4.26	$1.88
Diluted	$2.56	$0.90	$4.24	$1.87

Weighted average common shares outstanding
Basic	27,322	27,200	27,294	27,174
Diluted	27,423	27,412	27,395	27,384

Dividends declared per common share	$0.85	$0.85	$1.70	$1.70

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(In thousands, except share data)

(Unaudited)

							Total PS
						Accumulated	Business Parks,
	Preferred Stock		Common Stock		Paid-in	Earnings	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity	Interests	Equity
Balances at December 31, 2017	38,390	$959,750	27,254,607	$272	$735,067	$(1,778)	$1,693,311	$196,625	$1,889,936
Issuance of common stock in
connection with stock-based
compensation	—	—	77,227	—	1,228	—	1,228	—	1,228
Stock compensation, net	—	—	—	—	1,245	—	1,245	—	1,245
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(4,529)	—	(4,529)	—	(4,529)
Consolidation of joint venture (see Note 3)	—	—	—	—	—	—	—	4,032	4,032
Net income	—	—	—	—	—	143,584	143,584	30,300	173,884
Distributions
Preferred stock	—	—	—	—	—	(25,962)	(25,962)	—	(25,962)
Common stock	—	—	—	—	—	(46,396)	(46,396)	—	(46,396)
Noncontrolling interests—
common units	—	—	—	—	—	—	—	(12,419)	(12,419)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	606	—	606	(606)	—
Balances at June 30, 2018	38,390	$959,750	27,331,834	$272	$733,617	$69,448	$1,763,087	$217,932	$1,981,019

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Six Months
	Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$173,884	$91,208
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	48,298	46,706
Tenant improvement reimbursements, net of lease incentives	(1,134)	(856)
Equity in loss of unconsolidated joint venture	—	382
Gain on sale of real estate facilities and development rights	(85,283)	(5,074)
Stock compensation	1,781	3,646
Amortization of financing costs	263	226
Other, net	(6,055)	1,276
Total adjustments	(42,130)	46,306
Net cash provided by operating activities	131,754	137,514
Cash flows from investing activities
Capital expenditures to real estate facilities	(15,083)	(23,363)
Capital expenditures to land and building held for development	(403)	(500)
Investment in and advances to unconsolidated joint venture	—	(24,451)
Acquisition of real estate facility	(142,399)	—
Consolidation of joint venture	1,082	—
Proceeds from sale of real estate facilities	126,836	2,144
Proceeds from sale of development rights	—	2,400
Net cash used in investing activities	(29,967)	(43,770)
Cash flows from financing activities
Borrowings on credit facility	50,000	168,000
Repayment of borrowings on credit facility	(40,000)	(67,000)
Payment of financing costs	(148)	(724)
Proceeds from the exercise of stock options	1,228	2,157
Redemption of preferred stock	(130,000)	(230,000)
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(4,529)	(3,403)
Cash paid to restricted stock unit holders	(536)	(399)
Distributions paid to preferred shareholders	(26,655)	(25,882)
Distributions paid to common shareholders	(46,396)	(46,207)
Distributions paid to noncontrolling interests—common units	(12,419)	(12,419)
Net cash used in financing activities	(209,455)	(215,877)
Net decrease in cash and cash equivalents	(107,668)	(122,133)
Cash, cash equivalents and restricted cash at the beginning of the period	115,970	128,629
Cash, cash equivalents and restricted cash at the end of the period	$8,302	$6,496

Supplemental schedule of non-cash investing and financing activities
Adjustment to noncontrolling interests—common units in the OP
Noncontrolling interests—common units	$(606)	$80
Paid-in capital	$606	$(80)
Consolidation of joint venture
Land	$21,814	$—
Buildings and improvements	$85,436	$—
Other, net	$(2,320)	$—
Investment in and advances to unconsolidated joint venture	$(100,898)	$—
Noncontrolling interest — joint venture	$(4,032)	$—

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of June 30, 2018, PSB owned 78.9% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and our consolidated joint venture, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS would own 41.8% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. As of  June 30, 2018, the Company owned and operated 28.3 million rentable square feet of commercial space in six states and a 95.0% interest in a  395-unit multi-family apartment complex. The Company also manages 504,000 rentable square feet on behalf of PS.

References to the number of properties, apartment units or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP and our consolidated joint venture. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

We account for investments in entities that are not VIEs that we have significant influence over, but do not control, using the equity method of accounting and for investment in entities that we control, we consolidate. Prior to January 1, 2018, we had an interest in a joint venture engaged in the development and operation of residential real estate, which we accounted for using the equity method of accounting. On January 1, 2018, we began to consolidate the joint venture in our consolidated financial statements, due to changes to the joint venture agreement that gave the Company control of the joint venture. See Note 4 for more information on this entity.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Customer receivables are net of an allowance for estimated uncollectible accounts totaling $400,000 at June 30, 2018 and December 31, 2017. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $843,000 and $867,000 at June 30, 2018 and December 31, 2017, respectively.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets as of June 30, 2018 and 2017 (in thousands):

	June 30,
	2018	2017
Consolidated Balance Sheets
Cash and cash equivalents	$7,214	$5,408
Restricted Cash
Land and building held for development	1,088	1,088
Consolidated Statements of Cash Flows	$8,302	$6,496

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

Intangible assets/liabilities

When we acquire real estate facilities, an intangible asset is recorded as other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded as other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of June 30, 2018, the value of above-market in-place rents resulted in net intangible assets of $2.1 million, net of $9.7 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $2.0 million, net of $10.6 million of accumulated amortization. As of December 31, 2017, the value of above-market in-place rents resulted in net intangible assets of $731,000, net of $9.5 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $383,000, net of $10.4 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place leases (customer origination costs) is recorded as other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of June 30, 2018, the value of acquired in-place leases resulted in net intangible assets of $6.4 million, net of $789,000 of accumulated amortization.

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

Revenue recognition

We recognize the aggregate rent to be collected (including the impact of escalators and concessions) under leases ratably throughout the non-cancellable lease term (on a “Straight-Line” basis), commencing when the customer takes control of the leased space. Cumulative Straight-Line rent recognized in excess of amounts billed per the lease terms is presented as “deferred rent receivable” on our consolidated balance sheets. Reimbursements from customers for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred. Property management fees are recognized in the period earned as other income.

Costs incurred in acquiring customers (primarily tenant improvements and lease commissions) are capitalized and amortized over the lease period.

Sales of real estate facilities

Sales of real estate facilities are not part of our ordinary activities; as a result, we consider such sales as contracts with non-customers. We recognize sales of real estate when we have collected payment and the attributes of ownership such as possession and control of the asset have been transferred to the buyer. If a contract for sale includes obligations to provide goods or services to the buyer, an allocated portion of the contract price is recognized as revenue as the related good or service are transferred to the buyer.

General and administrative expenses

General and administrative expenses include executive and other compensation, corporate office expenses, professional fees, state income taxes and other such costs that are not directly related to the operation of our real estate facilities.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of June 30, 2018, we did not recognize any tax benefit for uncertain tax positions.

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

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Calculation of net income allocable to common shareholders
Net income	$102,359	$44,175	$173,884	$91,208
Net (income) loss allocated to
Preferred shareholders based upon distributions	(12,959)	(12,591)	(25,962)	(25,882)
Noncontrolling interests—joint venture	383	—	819	—
Restricted stock unit holders	(779)	(197)	(1,353)	(445)
Net income allocable to common shareholders
and noncontrolling interests—common units	89,004	31,387	147,388	64,881
Net income allocation to noncontrolling interests—
common units	(18,783)	(6,645)	(31,119)	(13,746)
Net income allocable to common shareholders	$70,221	$24,742	$116,269	$51,135

Calculation of common partnership units as a percentage of common share equivalents
Weighted average common shares outstanding	27,322	27,200	27,294	27,174
Weighted average common partnership units outstanding	7,305	7,305	7,305	7,305
Total common share equivalents	34,627	34,505	34,599	34,479
Common partnership units as a percentage of common
share equivalents	21.1%	21.2%	21.1%	21.2%

Weighted average common shares outstanding
Basic weighted average common shares outstanding	27,322	27,200	27,294	27,174
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	101	212	101	210
Diluted weighted average common shares outstanding	27,423	27,412	27,395	27,384

Segment reporting

We have two operating segments: (i) the acquisition, development, ownership and management of commercial real estate and (ii) the acquisition, development, ownership and management of multi-family real estate, but have one reportable segment as the multi-family segment does not meet the quantitative thresholds.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2017 in order to conform to the 2018 presentation, including reclassifying management fee income totaling $124,000 and $252,000 for the three and six months ended June 30, 2017, respectively, into “interest and other income” on our consolidated statements of income.

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

Lessor Accounting

We recognized revenue from our lease arrangements aggregating $101.8 million and $205.6 million for the three and six months ended June 30, 2018, respectively. The revenue consisted primarily of rental income and expense reimbursements of $78.8 million and $23.0 million, respectively, for the three-month period and $159.4 million and $46.2 million, respectively, for the six-month period.

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

Under the Lease Standard, the total consideration in each lease agreement will be allocated to the Fixed Lease Payment and Non-Lease Payments based on their relative standalone selling prices. Lessors will continue to recognize the Fixed Lease Payments on a straight-line basis, which is consistent with existing guidance for operating leases. In January, 2018, the FASB proposed an amendment to the Lease Standard that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to Fixed Lease Payments and Non-Lease Payments based on their relative standalone selling prices. If adopted, this practical expedient will allow lessors to elect a combined single component presentation if (i) the timing and pattern of the revenue recognition for the Fixed Lease Payments and Non-Lease Payments are the same, and (ii) the combined single component of the lease would continue to be classified as an operating lease.

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

Revenue within the scope of the Revenue Standard

Sales of Real Estate Facilities

The adoption of the Revenue Standard had no material impact on recognition of $85.3 million in gain on sale of real estate facilities during the six months June 30, 2018.

Other recently issued accounting standards

In November, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires the statements of cash flows to explain the change during the period in the total cash, cash equivalents, restricted cash and restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheets and disclose the nature of the restrictions. The standard is effective on January 1, 2018, with early adoption permitted and requires the use of the retrospective transition method. We early adopted the new guidance during the fourth quarter of 2017 and, accordingly, net cash used in investing activities decreased by $1.1 million for the six months ended June 30, 2017, in the previous presentation, as compared to the current presentation.

3. Real estate facilities

The activity in real estate facilities for the six months ended June  30, 2018 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2017 (1)	$769,036	$2,156,862	$(1,161,798)	$1,764,100
Acquisition of real estate facility	25,806	112,230	—	138,036
Consolidation of joint venture	21,814	85,436	—	107,250
Capital expenditures	—	15,279	—	15,279
Disposals (2)	—	(7,247)	7,247	—
Depreciation and amortization expense	—	—	(47,508)	(47,508)
Transfer to properties held for sale	—	(351)	69	(282)
Balances at June 30, 2018	$816,656	$2,362,209	$(1,201,990)	$1,976,875

____________________________

(1)

Land, building and improvements, and accumulated depreciation, respectively, totaling $1.3 million, $9.7 million, and $7.2 million were reclassified as of December 31, 2017 to “properties held for sale, net,” representing a 194,000 rentable square foot flex business park located in Dallas, Texas.

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

On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a net purchase price of $143.8 million. The following table summarizes the assets and liabilities assumed related to the asset acquisition during the six months ended June 30, 2018 (in thousands):

Land	$25,806
Buildings and improvements	112,230
Other assets (above-market in-place rents)	1,487
Accrued and other liabilities (below-market in-place rents)	(1,790)
Other assets (in-place lease value)	6,033
Total purchase price	143,766
Net operating assets acquired and liabilities assumed	(1,367)
Total cash paid	$142,399

The following table summarizes the assets acquired and liabilities assumed related to the consolidation of the joint venture, which was accounted for as an asset acquisition, as of January 1, 2018 (see Note 4 below) (in thousands):

Land	$21,814
Buildings and improvements	85,436
Other assets (in-place lease value)	1,199
Total consolidated joint venture	108,449
Noncontrolling interest in consolidated joint venture	(4,032)
Net book value of joint venture at consolidation	$104,417

On March 31, 2017, the Company sold development rights it held to build medical office buildings on land adjacent to its Westech Business Park in Silver Spring, Maryland for $6.5 million. We received net proceeds of $3.9 million, of which $1.5 million was received in prior years and $2.4 million was received in March, 2017. The Company recorded a gain of $3.9 million related to the net proceeds received through June  30, 2017, which are non-refundable. The Company reported an additional gain of $2.5 million when the final proceeds were received in the fourth quarter of 2017 and the remaining contingencies had lapsed.

As of June 30, 2018, we have commitments, pursuant to executed leases, to spend $14.3 million on transaction costs, which include tenant improvements and lease commissions.

Properties Sold and Held for Sale

On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet located in Orange County, California, for net proceeds of $41.7 million, which resulted in a gain of $26.8 million.

On April 18, 2018, we sold Orange County Business Center, a park consisting of five multi-tenant office buildings totaling 437,000 square feet located in Orange County, California, for net proceeds of $73.3 million, which resulted in a gain of $50.6 million.

On April 30, 2018, we sold Northgate Business Park, a park consisting of seven multi-tenant flex buildings totaling 194,000 square feet located in Dallas, Texas, for net proceeds of $11.8 million, which resulted in a gain of $7.9 million.

Each of these facilities sold during the six months ended June 30, 2018 were included in “properties held for sale, net” as of December 31, 2017, along with 107,000 rentable square feet of office product located in Orange County, California, included in “properties held for sale, net” as of June 30, 2018 which we expect to sell during the remainder of 2018.

4. Investment in and advances to unconsolidated joint venture

In 2013, the Company entered into a joint venture known as Amherst JV LLC with an unrelated real estate development company (the “JV Partner”) for the purpose of developing a 395-unit multi-family building on a five-acre site (the “Project”) within the Company’s 628,000 square foot office park located in Tysons, Virginia (known as “The Mile”). We hold a 95.0% interest in the joint  venture with the remaining 5.0% held by the JV Partner. The JV Partner was responsible for the development and construction of the Project, and has been and continues to be responsible for the leasing and operational management of the Project. Prior to January 1, 2018, we did not control the joint venture, when considering, among other factors, that the consent of our JV Partner was required for all significant decisions. Accordingly, we previously accounted for our investment using the equity method. On January 1, 2018, we began to consolidate the joint venture due to changes to the joint venture agreement that  gave the Company control of the joint venture.

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

5. Leasing activity

The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses under these leases, are as follows as of June 30, 2018 (in thousands):

Remainder of 2018	$147,982
2019	252,260
2020	177,679
2021	125,550
2022	87,908
Thereafter	137,956
Total (1)	$929,335

____________________________

(1)	Excludes future minimum rental income from an asset held for sale.

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $23.0 million and $22.7 million for the three months ended June 30, 2018 and 2017, respectively, and $46.2 million and $45.9 million for the six months ended June 30, 2018 and 2017, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 2.9% of total leased square footage are subject to termination options, of which 1.2% of total leased square footage have termination options exercisable through December 31, 2018. In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental income in the above table assumes such options are not exercised.

6. Bank loans

We have a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). We had $10.0 million outstanding on our Credit Facility at June 30, 2018, which we repaid during July, 2018. We had no balance outstanding on our Credit Facility at December 31, 2017. The Company had $806,000 and $921,000 of unamortized loan origination costs as of June 30, 2018 and December 31, 2017, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with as of June 30, 2018. Interest on outstanding borrowings is payable monthly.

7. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $214.7 million at June 30, 2018  ($196.6 million at December 31, 2017) and (ii) a third-party 5.0% interest in a joint venture owning a 395-unit multi-family apartment complex, totaling $3.2 million at June 30, 2018  (none at December 31, 2017).

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

In allocating net income and presenting equity, we treat the common partnership units as if converted to common shares. Accordingly, they receive the same net income allocation per unit as a common share and are adjusted each period to have the same equity per unit as a common share, totaling $18.8 million and $6.6 million for the three months ended June 30, 2018 and 2017, respectively, and $31.1 million and $13.7 million for the six months ended June 30, 2018 and 2017, respectively.

Joint Venture Interest

In conjunction with consolidating the joint venture on January 1, 2018, we recorded noncontrolling interest of $4.0 million related to a third-party’s 5.0% interest in a joint venture owning a 395-unit multi-family apartment complex. A total of $383,000 and $819,000 in loss was allocated to the joint venture interest during the three and six months ended June 30, 2018, respectively, and no distributions were paid to the joint venture interest.

8. Related party transactions

We manage industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues. Management fee revenues were $112,000 and $124,000 for the three months ended June 30, 2018 and 2017, respectively, and $238,000 and $252,000 for the six months ended June 30, 2018 and 2017, respectively. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses,  totaling $121,000 and $130,000 for the three months ended June 30, 2018 and 2017, respectively, and $275,000 and $267,000 for the six months ended June 30, 2018 and 2017, respectively. These amounts are included in “interest and other income” on our consolidated statements of income.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were $24,000 and $23,000 for the three months ended June 30, 2018 and 2017, respectively, and $47,000 and $45,000 for the six months ended June 30, 2018 and 2017, respectively. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling $18,000 and $14,000 for the three months ended June 30, 2018 and 2017, respectively, and $35,000 and $29,000 for the six months ended June 30, 2018 and 2017, respectively. These amounts are included under “cost of operations” on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided.  We reimbursed PS $185,000 and $159,000 for costs PS incurred on our behalf for the three months ended June 30, 2018 and 2017, respectively, and $415,000 and $317,000 for the six months ended June 30, 2018 and 2017,  respectively. PS reimbursed us $10,000 and $8,000 for costs we incurred on their behalf for the three months ended June 30, 2018 and 2017, respectively and $19,000 and $15,000 for the six months ended June 30, 2018 and 2017, respectively.

The Company had net amounts due to PS of $133,000 and $245,000 at June 30, 2018 and December 31, 2017, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity

Preferred stock

As of June 30, 2018 and December 31, 2017, the Company had the following series of preferred stock outstanding:

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

We paid $13.0 million and $12.6 million in distributions to our preferred shareholders for the three months ended June 30, 2018 and 2017, respectively, and $26.7 million and $25.9 million in distributions to our preferred shareholders for the six months ended June 30, 2018 and 2017, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At June 30, 2018, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock

We paid $23.2 million ($0.85 per common share) and $23.1 million ($0.85 per common share) in distributions to our common shareholders for the three months ended June 30, 2018 and 2017, respectively, and $46.4 million ($1.70 per common share) and $46.2 million ($1.70 per common share) in distributions to our common shareholders for the six months ended June 30, 2018 and 2017, respectively.

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

10. Commitments and contingencies

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

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

For the three and six months ended June 30, 2018, respectively, we recorded $64,000 and $117,000 in compensation expense related to stock options as compared to $54,000 and $103,000 for the same periods in 2017.

During the six months ended June 30, 2018, 16,000 stock options were granted and 20,136 options were exercised. A total of 168,273 options were outstanding at June 30, 2018  (172,409 at December 31, 2017).

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

For the three and six months ended June 30, 2018, respectively, we recorded $556,000 and $1.6 million in compensation expense related to RSUs as compared to $1.4 million and $3.4 million for the same periods in 2017.

During the six months ended June 30, 2018,  176,950 RSUs were granted, 97,183 RSUs vested and 10,140 RSUs were forfeited.  This vesting resulted in the issuance of 57,091 common shares. In addition, tax deposits totaling $4.5 million ($3.4 million for the same period in 2017) were made on behalf of employees in exchange for 40,092 common shares withheld upon vesting. A total of 234,710 RSUs were outstanding at June 30, 2018  (165,083 at December 31, 2017).

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

Business Overview

Our overall operating results are impacted primarily by the performance of our existing real estate facilities, which at June 30, 2018 are comprised of 28.3 million rentable square feet of multi-tenant industrial, flex and office properties concentrated in six states and a 95.0% interest in a 395-unit multi-family apartment complex. Our multi-tenant commercial properties are located in markets that have experienced long-term economic growth with a particular concentration on small-and medium-size customers. Accordingly, a significant degree of management attention is paid to maximizing the cash flow from our existing real estate portfolio. Also, our strong and conservative capital structure allows us the flexibility to leverage prudently to fund our growth, which allows us to acquire properties we believe will create long-term value. From time to time we sell properties which no longer fit within the Company’s strategic objectives.

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

Acquisitions of Real Estate Facilities: We also seek to grow our operations through acquisitions of facilities generally consistent with the Company’s focus on owning concentrated business parks with easily configurable space and in markets and product types with favorable long-term return potential. On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a net purchase price of $143.8 million. The portfolio consists of 19 buildings and was 76.1% occupied as of the date of acquisition. The 19 buildings are located in the Springfield/Newington industrial submarket where we already own three industrial parks totaling 606,000 square feet. We continue to seek to acquire additional facilities in our existing markets and generally in proximity to our existing facilities; however, there can be no assurance that we will acquire additional facilities that meet our risk-adjusted return and underwriting requirements.

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

While multi-family real estate is not a core asset for us, we determined that multi-family real estate represented a unique opportunity and the highest and best use of this parcel. We have partnered through a joint venture with a local developer and operator of multi-family space in order to leverage their operational experience. See “Analysis of Operating Income – Multi-Family” below and Notes 3 and 4 to our consolidated financial statements for more information on Highgate.

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

Sales of Real Estate Facilities: We may from time to time sell individual real estate facilities based on market conditions, fit with our existing portfolio, evaluation of long-term potential returns of markets or product types, or other reasons. On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet, located in Orange County, California, for net proceeds of $41.7 million, which resulted in a gain of $26.8 million.

On April 18, 2018, we sold Orange County Business Center, a park consisting of five multi-tenant office buildings totaling 437,000 square feet located in Orange County, California, for net proceeds of $73.3 million, which resulted in a gain of $50.6 million.

On April 30, 2018, we sold Northgate Business Park, a park consisting of seven multi-tenant flex buildings totaling 194,000 square feet located in Dallas, Texas, for net proceeds of $11.8 million, which resulted in a gain of $7.9 million.

We have 107,000 rentable square feet of office product located in Orange County, California, held for sale as of June 30, 2018 and expect to complete the sale during the remainder of 2018. The operations of the facilities we sold and expect to sell are presented below under “assets sold or held for sale.”

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of June 30, 2018,  excluding asset held for sale, leases from our top 10 customers comprised 10.0% of our annualized rental income, with one customer,  the U.S. Government (4.2%), representing more than 1%. In terms of industry concentration, 18.4% of our annualized rental income comes from business services; 11.4% from warehouse, distribution, transportation and logistics; and 10.3% from computer hardware, software and related services. No other industry group represents more than 10% of our annualized rental income.

Customer credit risk: We have historically experienced a low level of write-offs of uncollectible rents, with less than 0.5% of rental income written off each year over the last six years. However, there can be no assurance that write offs may not increase, because there is inherent uncertainty in a customer’s ability to continue paying rent and meet its full lease obligation. As of July 23, 2018, we had 53,000 square feet of leased space occupied by a customer that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement.

Net Operating Income

We evaluate the performance of our business parks primarily based on Net Operating Income (“NOI”), a non-GAAP financial measure, because we believe NOI is an important measure of the value and performance of our real estate. We believe investors utilize NOI in a similar manner and for similar reasons. We define NOI as rental income less Adjusted Cost of Operations (described below). NOI excludes depreciation and amortization expense because management and investors do not consider it important in valuing real estate or evaluating real estate performance since depreciation and amortization expense assumes the value of real estate declines ratably from its historical cost based upon the passage of time, while we believe the value of real estate changes based upon cash flow and other market factors.

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

Results of Operations

We segregate our real estate activities into (a) same park operations, representing all operating properties acquired prior to January 1, 2016, comprising 26.9 million rentable square feet of our 28.3 million in rentable square feet at June 30, 2018 (the “Same Park” facilities), (b) non-same park operations, representing those facilities we own that were acquired after January 1, 2016 (the “Non-Same Park” facilities), (c) multi-family operations and (d) assets sold or held for sale, representing facilities whose existing operations are no longer part of our ongoing operations, because they were sold or are expected to be sold.

Operating Results Overview: Three and Six Months Ended June 30, 2018 and 2017

For the three months ended June 30, 2018, net income allocable to common shareholders was $70.2 million or $2.56 per diluted share, compared to $24.7 million or $0.90 per diluted share for the same period in 2017.  The increase was mainly due to a gain on sale of an office park in Orange County, California and an industrial park in Dallas, Texas during the second quarter of 2018.

For the six months ended June 30, 2018, net income allocable to common shareholders was $116.3 million or $4.24 per diluted share, compared to $51.1 million or $1.87 per diluted share for the same period in 2017. The increase was mainly due to a gain on sale of assets in 2018 and a $2.2 million increase in NOI with respect to our real estate facilities. The increase in NOI includes a $1.9 million increase for our Same Park facilities due to higher rental income per occupied square foot and higher occupancy, $1.2 million of NOI from our multi-family asset and $1.0 million increase for our Non-Same Park facilities partially offset by reduced NOI with respect to facilities we sold.

We analyze our net income in this discussion analysis in two main sections: operating income and all other components of net income.

Analysis of Operating Income

Our operating income is comprised primarily of our real estate operations, depreciation and amortization expense and general and administrative expenses.

The table below sets forth the various components of our operating income (in thousands):

	For the Three Months			For The Six Months
	Ended June 30,			Ended June 30,
	2018	2017	Change	2018	2017	Change
RENTAL INCOME
Same Park	$97,760	$95,464	2.4%	$195,782	$191,220	2.4%
Non-Same Park	1,336	314	325.5%	1,944	605	221.3%
Multi-family	1,738	—	100.0%	3,162	—	100.0%
Assets sold or held for sale (1)	990	4,022	(75.4%)	4,695	8,036	(41.6%)
Total rental income	101,824	99,800	2.0%	205,583	199,861	2.9%

COST OF OPERATIONS
Adjusted Cost of Operations (2)
Same Park	28,865	28,008	3.1%	58,900	56,222	4.8%
Non-Same Park	564	270	108.9%	924	624	48.1%
Multi-family	973	—	100.0%	1,970	—	100.0%
Assets sold or held for sale (1)	550	1,565	(64.9%)	1,803	3,234	(44.2%)
LTEIP amortization	304	407	(25.3%)	659	1,203	(45.2%)
Total cost of operations	31,256	30,250	3.3%	64,256	61,283	4.9%

OPERATING INCOME
Net operating income (3)
Same Park	68,895	67,456	2.1%	136,882	134,998	1.4%
Non-Same Park	772	44	1,654.5%	1,020	(19)	5,468.4%
Multi-family	765	—	100.0%	1,192	—	100.0%
Assets sold or held for sale (1)	440	2,457	(82.1%)	2,892	4,802	(39.8%)
LTEIP amortization	(304)	(407)	(25.3%)	(659)	(1,203)	(45.2%)
Depreciation and amortization	(24,416)	(23,628)	3.3%	(48,298)	(46,706)	3.4%
General and administrative	(2,368)	(2,443)	(3.1%)	(4,674)	(5,274)	(11.4%)
Operating income	$43,784	$43,479	0.7%	$88,355	$86,598	2.0%

____________________________

(1)

The operations for “assets sold or held for sale” are primarily comprised of the historical operations, for all periods we owned, of the 705,000 rentable square feet of office product and 194,000 rentable square feet of flex product either sold or held for sale and are therefore not expected to remain part of our ongoing operations.

(2)	Adjusted Cost of Operations excludes the impact of LTEIP amortization.
(3)	Net operating income represents rental income less Adjusted Cost of Operations.

Rental income increased $2.0 million and $5.7 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 due primarily to increases in rental income at the Same Park and Non-Same Park facilities combined with rental income from our multi-family asset offset partially by rental income from assets sold.

Cost of operations increased $1.0 million and $3.0 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 due primarily to increases in Adjusted Cost of Operations for the Same Park and Non-Same Park facilities combined with Adjusted Cost of Operations from our multi-family asset, offset partially by Adjusted Cost of Operations from assets sold, as well as lower LTEIP amortization.

Operating income increased $305,000 and $1.8 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 due primarily to higher rental income and lower general and administrative expenses partially offset by higher depreciation and amortization expense.

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

	For The Three Months			For The Six Months
	Ended June 30,			Ended June 30,
	2018	2017	Variance	2018	2017	Variance
Rental income	$97,760	$95,464	2.4%	$195,782	$191,220	2.4%

Adjusted Cost of Operations
Property taxes	10,211	9,782	4.4%	20,403	19,610	4.0%
Utilities	5,242	5,295	(1.0%)	10,955	10,744	2.0%
Repairs and maintenance	6,375	5,886	8.3%	12,386	11,605	6.7%
Snow removal	40	103	(61.2%)	834	481	73.4%
Other expenses	6,997	6,942	0.8%	14,322	13,782	3.9%
Total	28,865	28,008	3.1%	58,900	56,222	4.8%

Net operating income	$68,895	$67,456	2.1%	$136,882	$134,998	1.4%

Selected Statistical Data
Gross margin (1)	70.5%	70.7%	(0.3%)	69.9%	70.6%	(1.0%)
Weighted average square foot occupancy	94.6%	93.7%	1.0%	94.6%	94.1%	0.5%
Annualized rental income per
occupied square foot	$15.36	$15.15	1.4%	$15.38	$15.10	1.9%

____________________________

(1)	Computed by dividing NOI by rental income.

Analysis of Same Park Rental Income

Rental income generated by the Same Park facilities increased 2.4% for each of the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.  The increases were due primarily to increased rental income per occupied square foot combined with an increase in occupancy.

We believe that high occupancies help maximize our rental income. Accordingly, we seek to maintain a weighted average occupancy over 90%.

During the first six months of 2018, most markets continued to reflect favorable conditions allowing for stable occupancy as well as increasing rental rates. With the exception of Northern Virginia, Suburban Maryland and Dallas markets, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions and tenant demand remained healthy.

Our future revenue growth will come primarily from potential increases in market rents allowing us to increase rent levels when leases are either renewed with existing customers or re-leased to new customers. The following table sets forth the expirations of existing leases in our Same Park portfolio place at June 30, 2018 over the next five years (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
Remainder of 2018	1,089	2,555	10.0%	$42,759	10.4%
2019	1,574	6,970	27.1%	105,748	25.7%
2020	1,155	5,819	22.7%	88,820	21.6%
2021	487	3,189	12.4%	49,404	12.0%
2022	287	2,810	10.9%	47,195	11.4%
Thereafter	280	4,330	16.9%	77,814	18.9%
Total	4,872	25,673	100.0%	$411,740	100.0%

During the three and six months ended June 30, 2018, we leased approximately 2.1 million and 3.7 million, respectively, in rentable square feet to new and existing customers, with a 0.8% average reduction in rental rates over the previous rates during the three months ended June 30, 2018, and a  1.3% increase during the six months ended June 30, 2018. Renewals of leases with existing customers represented 63.4% of our leasing activity for the six months ended June 30, 2018.  See “Analysis of Same Park Leasing Trends” below for further information on leasing trends on a by market basis.

Our ability to re-lease space on expired leases in a way that minimizes vacancy periods and achieves market rates will depend upon market conditions in the specific submarkets in which each of our properties are located.

Analysis of Same Park Adjusted Cost of Operations

Adjusted Cost of Operations generated by the Same Park facilities increased 3.1% and 4.8% during the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year. The increases were due primarily to higher repairs and maintenance costs and property tax expense and, with respect to the six-month period, increases in snow removal and utility costs.

Property taxes increased 4.4% and 4.0% during the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year due primarily to higher assessed values. We expect property tax growth for the remainder of 2018 due primarily to higher assessed values and changes in tax rates.

Utilities are dependent primarily upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities decreased 1.0% for the three months and increased 2.0% for the six months ended June 30, 2018, respectively, as compared to the same periods in the prior year. The six month increase was primarily due to a colder winter in 2018 in our Northern Virginia and Suburban Maryland markets. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not predictable. However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates in the future.

Repairs and maintenance increased 8.3% and 6.7% during the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year due to timing of repairs and rate increases from property service providers. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable.

Snow removal decreased 61.2% during the three months and increased 73.4% during the six months ended June 30, 2018, respectively, as compared to the same periods in the prior year. The six month increase was due to a colder winter in 2018 in our Northern Virginia and Suburban Maryland markets. Snow removal costs are weather dependent and therefore not predictable.

Other expenses increased 0.8% and 3.9% during the three and six months ended June 30, 2018 as compared to the same periods in the prior year. These costs are comprised of on site and supervisory personnel, property insurance and other expenses incurred in the operation of our properties. We expect increases in other expenses for the remainder of 2018 that are similar to the increases in the six-month period.

Same Park Quarterly Trends

The following table sets forth historical quarterly trends in the operations of the Same Park facilities for rental income, Adjusted Cost of Operations, occupancies, annualized rental income per occupied square foot and those expenses which have material seasonal trends (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31
Rental income
2018	$98,022	$97,760	$—	$—
2017	$95,756	$95,464	$96,073	$97,211

Adjusted Cost of Operations
2018	$30,035	$28,865	$—	$—
2017	$28,214	$28,008	$29,191	$29,642

Snow removal
2018	$794	$40	$—	$—
2017	$378	$103	$—	$63

Utilities
2018	$5,713	$5,242	$—	$—
2017	$5,448	$5,295	$5,798	$5,393

Weighted average square foot occupancy
2018	94.6%	94.6%	—	—
2017	94.6%	93.7%	94.1%	95.1%

Annualized rental income per occupied square foot
2018	$15.40	$15.36	$—	$—
2017	$15.05	$15.15	$15.18	$15.20

Analysis of Same Park Market Trends

The following tables set forth market rent, expense and occupancy trends in our Same Park facilities (in thousands, except per square foot data):

	For The Three Months			For The Six Months
	Ended June 30,			Ended June 30,
Region	2018	2017	Variance	2018	2017	Variance

Selected Geographic Data on Same Park

Rental income
Northern California (7.2 million feet)	$24,786	$22,879	8.3%	$49,021	$46,175	6.2%
Southern California (3.3 million feet)	13,178	12,390	6.4%	26,158	24,712	5.9%
Dallas (2.9 million feet)	7,477	7,998	(6.5%)	15,227	15,723	(3.2%)
Austin (2.0 million feet)	7,809	7,273	7.4%	15,245	14,789	3.1%
Northern Virginia (3.9 million feet)	18,309	18,559	(1.3%)	37,189	37,648	(1.2%)
South Florida (3.9 million feet)	10,454	10,251	2.0%	21,031	20,188	4.2%
Suburban Maryland (2.3 million feet)	11,503	12,069	(4.7%)	23,432	23,929	(2.1%)
Seattle (1.4 million feet)	4,244	4,045	4.9%	8,479	8,056	5.3%
Total Same Park (26.9 million feet)	97,760	95,464	2.4%	195,782	191,220	2.4%

Adjusted Cost of Operations
Northern California	5,663	5,670	(0.1%)	11,492	11,560	(0.6%)
Southern California	3,416	3,376	1.2%	6,725	6,649	1.1%
Dallas	2,898	2,710	6.9%	5,701	5,294	7.7%
Austin	2,814	2,491	13.0%	5,410	4,979	8.7%
Northern Virginia	6,115	6,166	(0.8%)	13,131	12,284	6.9%
South Florida	2,814	2,677	5.1%	5,765	5,428	6.2%
Suburban Maryland	4,013	3,897	3.0%	8,453	8,008	5.6%
Seattle	1,132	1,021	10.9%	2,223	2,020	10.0%
Total Same Park	28,865	28,008	3.1%	58,900	56,222	4.8%

Net operating income
Northern California	19,123	17,209	11.1%	37,529	34,615	8.4%
Southern California	9,762	9,014	8.3%	19,433	18,063	7.6%
Dallas	4,579	5,288	(13.4%)	9,526	10,429	(8.7%)
Austin	4,995	4,782	4.5%	9,835	9,810	0.3%
Northern Virginia	12,194	12,393	(1.6%)	24,058	25,364	(5.1%)
South Florida	7,640	7,574	0.9%	15,266	14,760	3.4%
Suburban Maryland	7,490	8,172	(8.3%)	14,979	15,921	(5.9%)
Seattle	3,112	3,024	2.9%	6,256	6,036	3.6%
Total Same Park	$68,895	$67,456	2.1%	$136,882	$134,998	1.4%

Weighted average square foot occupancy
Northern California	97.9%	94.9%	3.2%	97.8%	96.4%	1.5%
Southern California	98.3%	95.3%	3.1%	97.9%	96.1%	1.9%
Dallas	86.9%	89.9%	(3.3%)	88.2%	89.9%	(1.9%)
Austin	92.8%	94.2%	(1.5%)	93.6%	94.2%	(0.6%)
Northern Virginia	92.0%	90.0%	2.2%	91.5%	90.2%	1.4%
South Florida	96.3%	98.0%	(1.7%)	96.2%	97.8%	(1.6%)
Suburban Maryland	89.5%	88.5%	1.1%	89.5%	87.8%	1.9%
Seattle	98.1%	98.2%	(0.1%)	98.1%	98.4%	(0.3%)
Total Same Park	94.6%	93.7%	1.0%	94.6%	94.1%	0.5%

Annualized rental income per occupied square foot
Northern California	$13.98	$13.31	5.0%	$13.85	$13.23	4.7%
Southern California	$16.34	$15.85	3.1%	$16.29	$15.68	3.9%
Dallas	$11.91	$12.32	(3.3%)	$11.95	$12.11	(1.3%)
Austin	$17.14	$15.73	9.0%	$16.59	$15.98	3.8%
Northern Virginia	$20.31	$21.06	(3.6%)	$20.75	$21.31	(2.6%)
South Florida	$11.24	$10.83	3.8%	$11.31	$10.68	5.9%
Suburban Maryland	$21.83	$23.19	(5.9%)	$22.22	$23.16	(4.1%)
Seattle	$12.45	$11.86	5.0%	$12.43	$11.78	5.5%
Total Same Park	$15.36	$15.15	1.4%	$15.38	$15.10	1.9%

Analysis of Same Park Leasing Trends

As noted above, our past revenue growth has come from annual inflators, as well as re-leasing of space at current market rates. We believe the percentage difference between outgoing billed rent and incoming billed rent for leases executed (the “Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following tables summarize the Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park facilities, on a regional basis, for the three and six months ended June 30, 2018 (square feet in thousands):

	For the Three Months Ended June 30, 2018
	Square		Transaction
	Footage	Customer	Costs per	Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	470	85.3%	$0.65	12.5%
Southern California	288	70.4%	$0.99	5.8%
Dallas	295	80.7%	$3.56	(0.9%)
Austin	54	74.9%	$2.72	5.5%
Northern Virginia	306	88.7%	$4.64	(9.3%)
South Florida	359	44.8%	$1.51	0.1%
Suburban Maryland	258	85.5%	$4.57	(18.3%)
Seattle	48	69.7%	$4.57	11.1%
Total	2,078	76.4%	$2.48	(0.8%)

	For the Six Months Ended June 30, 2018
	Square		Transaction
	Footage	Customer	Costs per	Rental
Regions	Leased	Retention	Executed Foot	Rate Change (a)
Northern California	719	72.5%	$1.11	14.6%
Southern California	594	73.9%	$1.34	4.8%
Dallas	450	51.1%	$3.23	(0.9%)
Austin	170	74.7%	$1.73	8.2%
Northern Virginia	537	77.2%	$8.10	(9.7%)
South Florida	750	62.7%	$1.30	1.9%
Suburban Maryland	344	83.8%	$5.19	(15.7%)
Seattle	100	36.6%	$3.15	13.3%
Total	3,664	68.9%	$2.94	1.3%

____________________________

(1)

Rental Rate Change is computed by taking the percentage difference between the incoming initial billed monthly rental rates (excluding the impact of certain items such as concessions or future escalators) on new leases or extensions executed in the period, and the outgoing monthly rental rates last billed on the previous lease for that space. Leases executed on spaces vacant for more than the preceding twelve months have been excluded from this measure.

During the first six months of 2018, most markets with the exception of Northern Virginia, Suburban Maryland and Dallas continued to reflect favorable conditions allowing for stable occupancy as well as increasing rental rates. In Northern Virginia and Suburban Maryland, rental rates on executed leases declined 9.7% and 15.7%, respectively, for the six months ended June 30, 2018, reflecting continued soft market conditions that have persisted for several years due to, among other factors, federal government downsizing. To a lesser extent, Dallas has recently been facing softer conditions with 0.9% rental rate decline on executed leases for the six months ended June 30, 2018. To the extent that such trends continue in these markets, which comprised 38.7% of our Same Park rental income for the six months ended June 30, 2018 and 31.4% of square feet expiring through December 31, 2019, we may continue to face reduced rental income in these markets.

Non-Same Park facilities: The table below reflects the assets comprising our Non-Same Park facilities (in thousands):

			Purchase	Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Price	Feet	Acquisition	June 30, 2018
Northern Virginia and Fullerton	June, 2018	Lorton and Springfield,	$143,766	1,057	76.1%	76.1%
Road Industrial Parks		Virginia
The Grove 270	September, 2016	Rockville, Maryland	13,250	226	18.5%	58.9%
Total			$157,016	1,283	66.0%	73.0%

NOI from the Non-Same Park facilities included $403,000 of NOI from the 2018 acquisition for the three and six months ended June 30, 2018. Excluding the results from the 2018 acquisition, the three and six month NOI increases from prior periods were tied to increases in occupancy at our 2016 acquisition.

We believe that our management and operating infrastructure allows us to generate higher NOI from newly acquired real estate facilities than was achieved by the previous owners. However, it can take 24 or more months for us to fully achieve the higher NOI, and the ultimate levels of NOI to be achieved can be affected by changes in general economic conditions. As a result, there can be no assurance that we will achieve our expectations with respect to these newly acquired real estate facilities.

We expect the Non-Same Park facilities to continue to provide increased NOI in 2018 as these facilities increase occupancy.

Multi-family: As of June 30, 2018, we have a 95.0% interest in Highgate, a consolidated joint venture. On January 1, 2018, we began to consolidate the joint venture due to changes to the joint venture agreement that gave the Company control of the joint venture. Prior to January 1, 2018, we accounted for our investment in the joint venture using the equity method and accordingly, reflected our share of net loss under “equity in loss of unconsolidated joint venture.”

The joint venture began leasing activities during second quarter of 2017. During the three and six months ended June 30, 2018, respectively, the joint venture generated $765,000 of NOI, consisting of $1.7 million in rental income and $973,000 in Adjusted Cost of Operations, and $1.2 million of NOI, consisting of $3.2 million in rental income and $2.0 million in Adjusted Cost of Operations.

The following table summarizes the joint venture’s project timeline and updates as of June 30, 2018:

		Schedule				As of June 30, 2018
Apartment Units	Total Project Costs (1) (in thousands)	Construction Start	Initial Occupancy	Completion Date	Estimated Stabilization Period	% Occupied	Average Rent per Unit (2)
395	$115,935	Q3 2015	Q2 2017	Q4 2017	Q4 2018	81.8%	$2,133

____________________________

(1)	The project cost for Highgate reflects the underlying land at the assigned contribution value upon formation of the joint venture.
(2)

Average rent per unit is defined as the total potential monthly rental revenue (actual rent for occupied apartment units plus market rent for vacant apartment units) divided by the number of apartment units.

Assets sold or held for sale: These amounts include historical operating results with respect to properties that have been sold or are held for sale.

Depreciation and Amortization Expense: Depreciation and amortization expense was $24.4 million for the three months ended June 30, 2018 compared to $23.6 million for the same period in 2017. Depreciation and amortization expense was $48.3 million for the six months ended June 30, 2018 compared to $46.7 million for the same period in 2017. The three and six month increases in depreciation and amortization expense were primarily due to depreciation and amortization expense of our multi-family asset as we consolidated its operations effective January 1, 2018.

General and Administrative Expenses: General and administrative expenses primarily represent compensation for senior executives, tax compliance, legal and costs associated with being a public company. For the three and six months ended June 30, 2018, general and administrative expenses decreased $75,000,  or 3.1%, and $600,000, or 11.4%, respectively, compared to the same periods in 2017. The six month decrease was primarily due to a reduction in the ongoing LTEIP amortization.

naly
Analysis of Items Not Included in Operating Income

Equity loss from investment in and advances to unconsolidated joint venture: Prior to January 1, 2018, we accounted for our investment using the equity method and recorded our pro-rata share of the net loss in the joint venture for each period. During the three and six months ended June 30, 2017, the Company recorded an equity loss in the unconsolidated joint venture of $382,000, comprised of a net operating loss of $278,000 and depreciation expense of $104,000.

Gain on sale of real estate facilities and development rights:  On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet, located in Orange County, California, for net proceeds of $41.7 million, which resulted in a gain of $26.8 million.

On April 18, 2018, we sold Orange County Business Center, a park consisting of five multi-tenant office buildings totaling 437,000 square feet located in Orange County, California, for net proceeds of $73.3 million, which resulted in a gain of $50.6 million. On April 30, 2018, we sold Northgate Business Park, a park consisting of seven multi-tenant flex buildings totaling 194,000 square feet located in Dallas, Texas, for net proceeds of $11.8 million, which resulted in a gain of $7.9 million.

On March 31, 2017, we sold certain development rights in Silver Spring, Maryland, recording a $3.9 million gain on sale of development rights.

We have 107,000 rentable square feet of office product located in Orange County, California, held for sale as of June 30, 2018 and expect to complete the sale during the remainder of 2018. We expect to record a gain on sale of real estate facilities in connection with the sale.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

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

In order to maintain access to capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders. For the six months ended June 30, 2018, the ratio to FFO to combined fixed charges and preferred distributions paid was 5.2 to 1.0.

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

As of June 30, 2018, we had $7.2 million in cash and had $10.0 million outstanding on our Credit Facility, which was subsequently repaid. In the last five years, we have retained an average of $40 to $50 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less shareholder and unit holder distributions and capital expenditures.

Required Debt Repayment: As of June 30, 2018, we had $10.0 million outstanding on our Credit Facility, which has been subsequently repaid during July, 2018. We are in compliance with the covenants and all other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions.

The following table sets forth our commercial capital expenditures paid for the six months ended June 30, 2018 and 2017, respectively, on an aggregate and per square foot basis:

	For the Six Months Ended June 30,
	2018	2017	2018	2017
Commercial Real Estate	(in thousands)		(per square foot)
Recurring capital expenditures
Capital improvements (1)	$3,447	$3,425	$0.12	$0.12
Tenant improvements	7,757	15,641	0.28	0.56
Lease commissions	3,773	3,145	0.14	0.11
Total commercial recurring capital expenditures	14,977	22,211	0.54	0.79
Nonrecurring capital improvements	93	1,152	0.04	0.04
Total commercial capital expenditures (1)	$15,070	$23,363	$0.58	$0.83

____________________________

(1)	Excludes $13 of recurring capital improvement from our multi-family asset.

The following table summarizes Same Park, Non-Same Park, multi-family and assets sold or held for sale recurring capital expenditures paid and the related percentage of NOI by region for the six months ended June 30, 2018 and 2017 (in thousands):

	For the Six Months Ended June 30,
				Recurring
	Recurring			Capital Expenditures
	Capital Expenditures			as a Percentage of NOI
	2018	2017	Change	2018	2017
Region
Same Park
Northern California	$1,530	$1,159	32.0%	4.1%	3.3%
Southern California	1,234	1,591	(22.4%)	6.4%	8.8%
Dallas	1,841	1,799	2.3%	19.3%	17.2%
Austin	479	517	(7.4%)	4.9%	5.3%
Northern Virginia	4,336	6,078	(28.7%)	18.0%	24.0%
South Florida	1,913	1,152	66.1%	12.5%	7.8%
Suburban Maryland	2,544	4,462	(43.0%)	17.0%	28.0%
Seattle	322	290	11.0%	5.1%	4.8%
Total Same Park	14,199	17,048	(16.7%)	10.4%	12.6%
Non-Same Park
Maryland	427	4,398	(90.3%)	—	—
Total Non-Same Park	427	4,398	(90.3%)	—	—
Assets sold or held for sale	351	765	(54.1%)	—	—
Total commercial recurring
capital expenditures	14,977	22,211	(32.6%)	—	—
Multi-Family	13	—	100.0%	—	—
Total	$14,990	$22,211	(32.5%)	—	—

The decrease in Same Park recurring capital expenditures of $2.8 million, or 16.7%, was primarily due to transaction costs related to large renewals and leasing production in 2017. The decrease in Non-Same Park recurring capital expenditures are related to substantially completing the repositioning and lease-up of a facility in 2017.

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

At June 30, 2018, our 5.75% Series U preferred shares, with a par value of $230.0 million, and our 5.70% Series V preferred shares, with a par value of $110.0 million, were redeemable at par. Redemption of such preferred shares will depend upon many factors, including the cost of capital. None of our preferred securities are redeemable at the option of the holders.

Acquisitions of real estate facilities: On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a net purchase price of $143.8 million. We have acquired real estate facilities in the past, and we continue to seek to acquire additional real estate facilities; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

Disposition of real estate facilities and potential taxable capital gains: During the six months ended June 30, 2018, we sold real estate facilities for net proceeds of $126.8 million. We are also seeking to sell 107,000 rentable square feet of office space in Orange County, California.

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

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the six months ended June 30, 2018 or the year ended December 31, 2017. As of June 30, 2018, management has the authorization to repurchase an additional 1,614,721 shares.

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

We paid REIT qualifying distributions of $73.1 million ($26.7 million to preferred shareholders and $46.4 million to common shareholders) during the six months ended June 30, 2018.

We estimate the annual distributions requirements with respect to our preferred shares outstanding at June 30, 2018 to be $51.8 million per year.

Subsequent to June 30, 2018, the Board increased our quarterly dividend from $0.85 per common share to $1.05 per common share, which is an increase of $0.20, or 23.5%, over the previous quarter’s distributions. Our consistent, long-term dividend policy has been to distribute only our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements and, after taking into consideration distributions to the preferred shareholders, will be funded with cash provided by operating activities.

Funds from Operations

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by the National Association of Real Estate Investment Trusts and are considered helpful measures of REIT performance by REITs and many REIT analysts. FFO represents net income before real estate depreciation and amortization expense, gains or losses from sales and impairment charges, which are excluded because they are based upon historical real estate costs and assume that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions. FFO per share represents FFO allocable to common and dilutive shares, divided by aggregate common and dilutive shares. FFO and FFO per share are not a substitute for net income or earnings per share. FFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes investing and financing activities presented on our consolidated statements of cash flows. In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful.

The following table reconciles from net income allocable to common shareholders to FFO and net income per share to FFO per share (amounts in thousands, except per share data):

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Net income allocable to common shareholders	$70,221	$24,742	$116,269	$51,135
Adjustments
Gain on sale of real estate facilities and development rights	(58,448)	(1,209)	(85,283)	(5,074)
Depreciation and amortization expense	24,416	23,628	48,298	46,706
Depreciation from unconsolidated joint venture	—	104	—	104
Net income allocated to noncontrolling interests	18,400	6,645	30,300	13,746
Net income allocated to restricted stock unit holders	779	197	1,353	445
FFO (income) loss allocated to joint venture partner	(2)	—	11	—
FFO allocable to common and dilutive shares	$55,366	$54,107	$110,948	$107,062

Weighted average outstanding:
Common shares	27,322	27,200	27,294	27,174
Common operating partnership units	7,305	7,305	7,305	7,305
Restricted stock units	156	179	189	196
Common share equivalents	101	212	101	210
Total common and dilutive shares	34,884	34,896	34,889	34,885

Net income per common share—diluted	$2.56	$0.90	$4.24	$1.87
Gain on sale of real estate facilities and development rights	(1.67)	(0.03)	(2.44)	(0.14)
Depreciation and amortization expense, including amounts
from unconsolidated joint venture	0.70	0.68	1.38	1.34
FFO per share	$1.59	$1.55	$3.18	$3.07

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations:  As of June 30, 2018, the Company is scheduled to pay cash dividends of $51.8 million per year on its preferred equity outstanding. Dividends are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of June 30, 2018 and their impact on our cash flows and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Transaction costs (1)	$14,312	$14,312	$—	$—	$—
Ground lease obligations (2)	184	131	53	—	—
Total	$14,496	$14,443	$53	$—	$—

____________________________

(1)	Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.
(2)	Represents future contractual payments on land under various operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had $10.0 million outstanding on its Credit Facility as of June 30, 2018 and subsequently repaid the balance during July, 2018. The Company’s debt as a percentage of total equity (based on book values) was 0.5% as of June 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also serving as interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2018, the Company’s Chief Executive Officer, who is also serving as acting Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2018, there were no shares of the Company’s common stock repurchased. As of June 30, 2018, 1,614,721 shares remain available for purchase under the program.

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

Dated: July 27, 2018

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