Form 10-Q
period 2018-09-30
PS BUSINESS PARKS INC/CA
filed 2018-10-29
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

As of October 22, 2018, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,347,032.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Cash and cash equivalents	$8,687	$114,882

Real estate facilities, at cost
Land	816,656	769,036
Buildings and improvements	2,366,032	2,156,862
	3,182,688	2,925,898
Accumulated depreciation	(1,219,249)	(1,161,798)
	1,963,439	1,764,100
Properties held for sale, net	9,682	49,259
Land and building held for development	30,182	29,665
	2,003,303	1,843,024
Investment in and advances to unconsolidated joint venture	—	100,898
Rent receivable, net	2,092	1,876
Deferred rent receivable, net	32,903	32,062
Other assets	16,392	7,417
Total assets	$2,063,377	$2,100,159

LIABILITIES AND EQUITY

Accrued and other liabilities	$85,978	$80,223
Preferred stock called for redemption	—	130,000
Total liabilities	85,978	210,223
Commitments and contingencies
Equity
PS Business Parks, Inc.’s shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
38,390 shares issued and outstanding at
September 30, 2018 and December 31, 2017	959,750	959,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,346,562 and 27,254,607 shares issued and outstanding at
September 30, 2018 and December 31, 2017, respectively	273	272
Paid-in capital	734,341	735,067
Accumulated earnings (deficit)	66,107	(1,778)
Total PS Business Parks, Inc.’s shareholders’ equity	1,760,471	1,693,311
Noncontrolling interests	216,928	196,625
Total equity	1,977,399	1,889,936
Total liabilities and equity	$2,063,377	$2,100,159

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Rental income	$103,808	$100,481	$309,391	$300,342

Expenses
Cost of operations	31,654	31,679	95,910	92,962
Depreciation and amortization	25,207	23,759	73,505	70,465
General and administrative	2,425	1,745	7,099	7,019
Total operating expenses	59,286	57,183	176,514	170,446

Operating income	44,522	43,298	132,877	129,896
Interest and other income	488	212	1,066	599
Interest and other expense	(167)	(503)	(499)	(972)
Equity in loss of unconsolidated joint venture	—	(376)	—	(758)
Gain on sale of real estate facilities	—	—	85,283	1,209
Gain on sale of development rights	—	—	—	3,865
Net income	44,843	42,631	218,727	133,839
Allocation to noncontrolling interests	(6,514)	(4,866)	(36,814)	(18,610)
Net income allocable to PS Business Parks, Inc.	38,329	37,765	181,913	115,229
Allocation to preferred shareholders based upon
Distributions	(12,959)	(12,590)	(38,921)	(38,472)
Redemption	—	(6,900)	—	(6,900)
Allocation to restricted stock unit holders	(239)	(137)	(1,592)	(582)
Net income allocable to common shareholders	$25,131	$18,138	$141,400	$69,275

Net income per common share
Basic	$0.92	$0.67	$5.18	$2.55
Diluted	$0.92	$0.66	$5.16	$2.53

Weighted average common shares outstanding
Basic	27,339	27,226	27,310	27,192
Diluted	27,442	27,427	27,412	27,399

Dividends declared per common share	$1.05	$0.85	$2.75	$2.55

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(In thousands, except share data)

(Unaudited)

							Total PS
						Accumulated	Business Parks,
	Preferred Stock		Common Stock		Paid-in	Earnings	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity	Interests	Equity
Balances at December 31, 2017	38,390	$959,750	27,254,607	$272	$735,067	$(1,778)	$1,693,311	$196,625	$1,889,936
Issuance of common stock in
connection with stock-based
compensation	—	—	91,955	1	1,678	—	1,679	—	1,679
Stock compensation, net	—	—	—	—	2,098	—	2,098	—	2,098
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(4,955)	—	(4,955)	—	(4,955)
Consolidation of joint venture (see Note 3)	—	—	—	—	—	—	—	4,032	4,032
Net income	—	—	—	—	—	181,913	181,913	36,814	218,727
Distributions
Preferred stock	—	—	—	—	—	(38,921)	(38,921)	—	(38,921)
Common stock	—	—	—	—	—	(75,107)	(75,107)	—	(75,107)
Noncontrolling interests—
common units	—	—	—	—	—	—	—	(20,090)	(20,090)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	453	—	453	(453)	—
Balances at September 30, 2018	38,390	$959,750	27,346,562	$273	$734,341	$66,107	$1,760,471	$216,928	$1,977,399

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Nine Months
	Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$218,727	$133,839
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	73,505	70,465
Tenant improvement reimbursements, net of lease incentives	(1,690)	(1,654)
Equity in loss of unconsolidated joint venture	—	758
Gain on sale of real estate facilities and development rights	(85,283)	(5,074)
Stock compensation	2,933	3,255
Amortization of financing costs	400	338
Other, net	(4,823)	4,125
Total adjustments	(14,958)	72,213
Net cash provided by operating activities	203,769	206,052
Cash flows from investing activities
Capital expenditures to real estate facilities	(25,817)	(38,709)
Capital expenditures to land and building held for development	(517)	(1,136)
Investment in and advances to unconsolidated joint venture	—	(30,161)
Acquisition of real estate facility	(142,399)	—
Consolidation of joint venture	1,082	—
Proceeds from sale of real estate facilities	126,836	2,144
Proceeds from sale of development rights	—	2,400
Net cash used in investing activities	(40,815)	(65,462)
Cash flows from financing activities
Borrowings on credit facility	50,000	170,000
Repayment of borrowings on credit facility	(50,000)	(170,000)
Payment of financing costs	(227)	(778)
Proceeds from the exercise of stock options	1,679	3,992
Net proceeds from the issuance of preferred stock	—	222,225
Redemption of preferred stock	(130,000)	(230,000)
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(4,955)	(3,865)
Cash paid to restricted stock unit holders	(835)	(582)
Distributions paid to preferred shareholders	(39,614)	(38,472)
Distributions paid to common shareholders	(75,107)	(69,364)
Distributions paid to noncontrolling interests—common units	(20,090)	(18,629)
Net cash used in financing activities	(269,149)	(135,473)
Net (decrease) increase in cash and cash equivalents	(106,195)	5,117
Cash, cash equivalents and restricted cash at the beginning of the period	115,970	128,629
Cash, cash equivalents and restricted cash at the end of the period	$9,775	$133,746

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

(Continued)

	For The Nine Months
	Ended September 30,
	2018	2017

Supplemental schedule of non-cash investing and financing activities
Adjustment to noncontrolling interests—common units in the OP
Noncontrolling interests—common units	$(453)	$(119)
Paid-in capital	$453	$119
Consolidation of joint venture
Land	$21,814	$—
Buildings and improvements	$85,436	$—
Other, net	$(2,320)	$—
Investment in and advances to unconsolidated joint venture	$(100,898)	$—
Noncontrolling interest — joint venture	$(4,032)	$—
Preferred Redemption Allocation
Paid-in capital	$—	$6,900
Accumulated earnings (deficit)	$—	$(6,900)
Preferred stock called for redemption
Preferred stock called for redemption and reclassified to liabilities	$—	$220,000
Preferred stock called for redemption and reclassified from equity	$—	$(220,000)

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of September 30, 2018, PSB owned 78.9% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and our consolidated joint venture, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS would own 41.7% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. As of September 30, 2018, the Company owned and operated 28.3 million rentable square feet of commercial space in six states and held a  95.0% interest in a 395-unit multifamily apartment complex. The Company also manages for a fee 504,000 rentable square feet on behalf of PS.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP and our consolidated joint venture. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units and (ii) a third-party 5.0% interest in a joint venture owning a 395-unit multifamily apartment complex. See Note 7 for further information on noncontrolling interests.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Customer receivables are net of an allowance for estimated uncollectible accounts totaling $400,000 at September 30, 2018 and December 31, 2017. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $878,000 and $867,000 at September 30, 2018 and December 31, 2017, respectively.

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

Financial assets that are exposed to credit risk consist primarily of cash equivalents and receivables. The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents, which consist primarily of money market investments, are only invested in entities with an investment grade rating. Receivables are comprised of balances due from various customers. Balances that the Company expects to become uncollectible are reserved for or written off. Due to the short period to maturity of the Company’s cash and cash equivalents, accounts receivable, other assets and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value.

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets as of September 30, 2018 and 2017 (in thousands):

	September 30,
	2018	2017
Consolidated Balance Sheets
Cash and cash equivalents	$8,687	$132,658
Restricted Cash
Land and building held for development	1,088	1,088
Consolidated Statements of Cash Flows	$9,775	$133,746

During 2017, in conjunction with seeking entitlements to develop our multifamily projects in Tysons, Virginia, we contributed $1.1 million into an escrow account for the future development of an athletic field.

Carrying values of the Company’s unsecured Credit Facility (as defined below) approximate fair value. The characteristics of these financial instruments, market data and other comparative metrics utilized in determining these fair values are “Level 2” inputs.

Real estate facilities

Real estate facilities are recorded at cost. Property taxes, insurance, interest and costs essential to the development of property for its intended use are capitalized during the period of development. Direct costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to benefit a period greater than two years are capitalized and depreciated over their estimated useful life. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives, which generally range from five to 30 years. Transaction costs, which include tenant improvements and lease commissions, for leases with terms greater than one year are capitalized and depreciated over their estimated useful lives.

Property held for sale or development

Real estate is classified as held for sale when the asset is being marketed for sale and we expect that a sale is likely to occur in the next 12 months. Real estate is classified as held for development when it is no longer used in its original form and likely that it will be developed to an alternate use. Property held for development or sale is not depreciated.

Intangible assets/liabilities

When we acquire real estate facilities, an intangible asset is recorded as other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded as other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of September 30, 2018, the value of above-market in-place rents resulted in net intangible assets of $1.9 million, net of $9.8 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $1.9 million, net of $10.7 million of accumulated amortization. As of December 31, 2017, the value of above-market in-place rents resulted in net intangible assets of $731,000, net of $9.5 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $383,000, net of $10.4 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place leases (i.e. customer origination costs) is recorded as other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of September 30, 2018, the value of acquired in-place leases resulted in net intangible assets of $5.6 million, net of $1.7 million of accumulated amortization. As of December 31, 2017, we had no in-place lease values on our consolidated balance sheet.

Evaluation of asset impairment

We evaluate our real estate and finite-lived intangible assets for impairment each quarter. If there are indicators of impairment and we determine that the carrying value of the asset is not recoverable from estimated future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal.

We evaluate our investment in our unconsolidated joint venture on a quarterly basis. We record an impairment charge to the extent the carrying amount exceeds estimated fair value, when we believe any such shortfall is other than temporary.

No impairment charges were recorded in any period presented herein.

Stock compensation

Share-based payments to employees, including grants of employee stock options, are recognized as stock compensation in the Company’s consolidated statements of income based on their grant date fair values, except for performance-based grants, which are accounted for based on their fair values at the beginning of the service period. See Note 11.

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

Revenue recognition

We recognize the aggregate rent to be collected (including the impact of escalators and concessions) under leases ratably throughout the non-cancellable lease term on a “Straight-Line” basis, commencing when the customer takes control of the leased space. Cumulative Straight-Line rent recognized in excess of amounts billed per the lease terms is presented as “deferred rent receivable” on our consolidated balance sheets. Reimbursements from customers for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred. Property management fees are recognized in the period earned as other income.

Costs incurred in acquiring customers (primarily tenant improvements and lease commissions) are capitalized and amortized over the lease period for leases with terms greater than one year.

Sales of real estate facilities

Sales of real estate facilities are not part of our ordinary activities, and as a result, we consider such sales as contracts with non-customers. We recognize sales of real estate when we have collected payment and the attributes of ownership such as possession and control of the asset have been transferred to the buyer. If a contract for sale includes obligations to provide goods or services to the buyer, an allocated portion of the contract price is recognized as revenue as the related goods or services are transferred to the buyer.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of September 30, 2018 and December 31, 2017, we did not recognize any tax benefit for uncertain tax positions.

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

Net income per common share

Notwithstanding the presentation of income allocations on our consolidated statements of income, net income is allocated to (a) preferred shareholders, for distributions paid or payable, (b) preferred shareholders, to the extent redemption value exceeds the related carrying value (a “Preferred Redemption Allocation”) and (c) restricted stock unit (“RSU”) holders, for non-forfeitable dividends paid adjusted for participation rights in undistributed earnings. The remaining net income is allocated to the common partnership units and our common shareholders, respectively, based upon the pro-rata aggregate number of units and shares outstanding.

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

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Calculation of net income allocable to common shareholders
Net income	$44,843	$42,631	$218,727	$133,839
Net (income) loss allocated to
Preferred shareholders based upon distributions	(12,959)	(12,590)	(38,921)	(38,472)
Preferred shareholders based upon redemptions	—	(6,900)	—	(6,900)
Noncontrolling interests—joint venture	189	—	1,008	—
Restricted stock unit holders	(239)	(137)	(1,592)	(582)
Net income allocable to common shareholders
and noncontrolling interests—common units	31,834	23,004	179,222	87,885
Net income allocation to noncontrolling interests—
common units	(6,703)	(4,866)	(37,822)	(18,610)
Net income allocable to common shareholders	$25,131	$18,138	$141,400	$69,275

Calculation of common partnership units as a percentage of common share equivalents
Weighted average common shares outstanding	27,339	27,226	27,310	27,192
Weighted average common partnership units outstanding	7,305	7,305	7,305	7,305
Total common share equivalents	34,644	34,531	34,615	34,497
Common partnership units as a percentage of common
share equivalents	21.1%	21.2%	21.1%	21.2%

Weighted average common shares outstanding
Basic weighted average common shares outstanding	27,339	27,226	27,310	27,192
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	103	201	102	207
Diluted weighted average common shares outstanding	27,442	27,427	27,412	27,399

Segment reporting

We have two operating segments: (i) the acquisition, development, ownership and management of commercial real estate and (ii) the acquisition, development, ownership and management of multifamily real estate, but have one reportable segment as the multifamily segment does not meet the quantitative thresholds necessary to require reporting as a separate segment.

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

We will implement the Lease Standard on its effective date of January 1, 2019 using the required modified retrospective transition approach (with certain transition relief that is available to us). The modified retrospective approach will require us to first record an adjustment to the January 1, 2017 balance of accumulated earnings (deficit) for the cumulative impact of the Lease Standard on all leases existing at January 1, 2017. Then, we will have to restate the financial statements for the years ended December 31, 2017 and 2018 for the Lease Standard impact on all leases that were in force at any time during those periods. In July, 2018, the FASB issued an amendment to the transition method that allows adoption on January 1, 2019 with a cumulative effect adjustment as of January 1, 2019, with no restatement of prior periods. We expect to adopt this transition method upon adoption of the Lease Standard on January 1, 2019.

Lessor Accounting

We recognized revenue from our lease arrangements aggregating $103.8 million and $309.4 million for the three and nine months ended September 30, 2018, respectively. The revenue consisted primarily of rental income and expense reimbursements of $80.9 million and $22.9 million, respectively, for the three-month period and $240.3 million and $69.1 million, respectively, for the nine-month period.

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

Under the Lease Standard, the total consideration in each lease agreement will be allocated to the Fixed Lease Payment and Non-Lease Payments based on their relative standalone selling prices. Lessors will continue to recognize the Fixed Lease Payments on a straight-line basis, which is consistent with existing guidance for operating leases. The issued amendment to the Lease Standard noted above also allows lessors to elect, as a practical expedient, not to allocate the total consideration to Fixed Lease Payments and Non-Lease Payments based on their relative standalone selling prices. This practical expedient allows lessors to elect a combined single component presentation if (i) the timing and pattern of the revenue recognition for the Fixed Lease Payments and Non-Lease Payments are the same, and (ii) the combined single component of the lease would continue to be classified as an operating lease.

We do not expect that the Lease Standard will impact our accounting for Fixed Lease Payments, because our accounting policy is currently consistent with the provisions of the standard. Upon adoption of the Lease Standard, we expect to adopt the practical expedient, specifically related to payments for expense reimbursements that qualify as Non-Lease Payments to be presented under a single lease component presentation, which would otherwise be accounted for under the Revenue Standard. We believe the two conditions have been met for Non-Lease Payments as (i) the timing and pattern of transfer of the Fixed Lease Payments and Non-Lease Payments are the same, and (ii) the combined single component of the lease would be classified as an operating lease.

Costs to execute leases

The Lease Standard also provides updated guidance on the requirements for the capitalization of the incremental costs incurred in executing leases, such as legal fees and commissions. Under the Lease Standard, any costs that would have been incurred regardless of successful lease execution, such as allocated costs of internal personnel, are to be expensed and may not be capitalized. As we do not currently capitalize any such costs, we do not expect this component of the Lease Standard to have a material effect to our consolidated financial statements.

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

Revenue within the scope of the Revenue Standard

Sales of Real Estate Facilities

Under the Revenue Standard, which includes guidance on recognition of gains and losses arising from the derecognition of nonfinancial assets in a transaction with non-customers, the derecognition model is based on the transfer of control of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, our sales of real estate facilities would be considered a sale of a nonfinancial asset to non-customers. If we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate facilities accounted under the revenue recognition principles under the Revenue Standard.

The adoption of the Revenue Standard had no material impact on recognition of $85.3 million in gain on sale of real estate facilities during the nine months September 30, 2018.

Other recently issued accounting standards

In November, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires the statements of cash flows to explain the change during the period in the total cash, cash equivalents, restricted cash and restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheets and disclose the nature of the restrictions. The standard is effective on January 1, 2018, with early adoption permitted and requires the use of the retrospective transition method. We early adopted the new guidance during the fourth quarter of 2017 and, accordingly, net cash used in investing activities decreased by $1.1 million for the nine months ended September 30, 2017, in the previous presentation, as compared to the current presentation.

3. Real estate facilities

The activity in real estate facilities for the nine months ended September 30, 2018 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2017 (1)	$769,036	$2,156,862	$(1,161,798)	$1,764,100
Acquisition of real estate facility	25,806	112,230	—	138,036
Consolidation of joint venture	21,814	85,436	—	107,250
Capital expenditures	—	26,405	—	26,405
Disposals (2)	—	(14,333)	14,333	—
Depreciation and amortization expense	—	—	(71,853)	(71,853)
Transfer to properties held for sale	—	(568)	69	(499)
Balances at September 30, 2018	$816,656	$2,366,032	$(1,219,249)	$1,963,439

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

On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a net purchase price of $143.8 million. The following table summarizes the assets and liabilities assumed related to the asset acquisition during the nine months ended September 30, 2018 (in thousands):

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

As of September 30, 2018, we have commitments, pursuant to executed leases, to spend $10.5 million on transaction costs, which include tenant improvements and lease commissions.

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

Each of these facilities sold during the nine months ended September 30, 2018 were included in “properties held for sale, net” as of December 31, 2017.

As of September 30, 2018, we have 107,000 rentable square feet of office product located in Orange County, California, included in “properties held for sale, net”, which we expect to sell during the fourth quarter of 2018.

4. Investment in and advances to unconsolidated joint venture

In 2013, the Company entered into a joint venture known as Amherst JV LLC with an unrelated real estate development company (the “JV Partner”) for the purpose of developing a 395-unit multifamily building on a five-acre site (the “Project”) within the Company’s 628,000 square foot office park located in Tysons, Virginia (known as “The Mile”). We hold a 95.0% interest in the joint venture with the remaining 5.0% held by the JV Partner. The JV Partner was responsible for the development and construction of the Project, and has been and continues to be responsible for the leasing and operational management of the Project. Prior to January 1, 2018, we did not control the joint venture, when considering, among other factors, that the consent of the JV Partner was required for all significant decisions. Accordingly, we previously accounted for our investment using the equity method. On January 1, 2018, we began to consolidate the joint venture due to changes to the joint venture agreement that gave the Company control of the joint venture.

On October 5, 2015, the Company contributed the site and improvements to the joint venture. We also provided the joint venture with a construction loan in the amount of $75.0 million bearing interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The loan will mature on April 5, 2019 with two one-year extension options.

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

During the three and nine months ended September 30, 2017, the Company recorded an equity loss in the unconsolidated joint venture of $376,000,  comprised of net operating income of $107,000 and depreciation expense of $483,000, and $758,000, comprised of net operating loss of $171,000 and depreciation expense of $587,000, respectively.

5. Leasing activity

The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses under these leases, is as follows as of September 30, 2018 (in thousands):

Remainder of 2018	$75,923
2019	269,194
2020	198,197
2021	142,675
2022	99,385
Thereafter	155,272
Total (1)	$940,646

____________________________

(1)	Excludes future minimum rental income from an asset held for sale.

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $22.9 million and $22.6 million for the three months ended September 30, 2018 and 2017, respectively, and $69.1 million and $68.4 million for the nine months ended September 30, 2018 and 2017, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 2.7% of total leased square footage are subject to termination options, of which 1.0% of total leased square footage have termination options exercisable through December 31, 2018. In general, these leases provide for termination payments to us should the termination options be exercised. The future minimum rental income in the above table assumes such options are not exercised.

6. Bank loans

We have a revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). We had no balance outstanding on our Credit Facility at September 30, 2018 and December 31, 2017. The Company had $749,000 and $921,000 of unamortized loan origination costs as of September 30, 2018 and December 31, 2017, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with as of September 30, 2018. Interest on outstanding borrowings is payable monthly.

7. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $213.9 million and $196.6 million at September 30, 2018 and December 31, 2017, respectively, and (ii) the JV Partner’s 5.0% interest in a joint venture owning a 395-unit multifamily apartment complex, totaling $3.0 million and none at September 30, 2018 and December 31, 2017, respectively.

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

In allocating net income and presenting equity, we treat the common partnership units as if converted to common shares. Accordingly, they receive the same net income allocation per unit as a common share and are adjusted each period to have the same equity per unit as a common share, totaling $6.7 million and $4.9 million for the three months ended September 30, 2018 and 2017, respectively, and $37.8 million and $18.6 million for the nine months ended September 30, 2018 and 2017, respectively.

JV Partner

In conjunction with consolidating the joint venture on January 1, 2018, we recorded noncontrolling interest of $4.0 million related to the JV Partner’s 5.0% interest in a joint venture owning a 395-unit multifamily apartment complex. A total of $189,000 and $1.0 million in loss was allocated to the JV Partner during the three and nine months ended September 30, 2018, respectively, and no distributions were paid to the JV Partner.

8. Related party transactions

We manage industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues, which is included in “interest and other income” on our consolidated statements of income. Management fee revenues were $93,000 and $126,000 for the three months ended September 30, 2018 and 2017, respectively, and $331,000 and $378,000 for the nine months ended September 30, 2018 and 2017, respectively. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $101,000 and $134,000 for the three months ended September 30, 2018 and 2017, respectively, and $376,000 and $401,000 for the nine months ended September 30, 2018 and 2017, respectively.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were $24,000 each for the three months ended September 30, 2018 and 2017, and $72,000 and $69,000 for the nine months ended September 30, 2018 and 2017, respectively. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling $16,000 and $14,000 for the three months ended September 30, 2018 and 2017, respectively, and $51,000 and $44,000 for the nine months ended September 30, 2018 and 2017, respectively. These amounts are included under “cost of operations” on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $170,000 and $159,000 for costs PS incurred on our behalf for the three months ended September 30, 2018 and 2017, respectively, and $586,000 and $476,000 for the nine months ended September 30, 2018 and 2017, respectively. PS reimbursed us $10,000 and $8,000 for costs we incurred on their behalf for the three months ended September 30, 2018 and 2017, respectively and $29,000 and $23,000 for the nine months ended September 30, 2018 and 2017, respectively.

The Company had net amounts due to PS of $102,000 and $245,000 at September 30, 2018 and December 31, 2017, respectively.

9. Shareholders’ equity

Preferred stock

As of September 30, 2018 and December 31, 2017, the Company had the following series of preferred stock outstanding:

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

In September, 2017, we called for a partial redemption of 8,800,000 of our outstanding 14,000,000 depositary shares representing interests in our 6.0% Cumulative Preferred Stock, Series T, at par and paid $220.0 million on October 30, 2017 to the holders of the depositary shares. We recorded a Preferred Redemption Allocation of $6.9 million for the three and nine months ended September 30, 2017 and reclassified the shares from equity to “preferred stock called for redemption” on our consolidated balance sheets at September 30, 2017.

On September 21, 2017, we issued $230.0 million or 9,200,000 depositary shares representing interests in our 5.25% Cumulative Preferred Stock, Series X, at $25.00 per depositary share. The 5.25% Series X Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption. We received $222.2 million in net proceeds.

We paid $13.0 million and $12.6 million in distributions to our preferred shareholders for the three months ended September 30, 2018 and 2017, respectively, and $39.6 million and $38.5 million in distributions to our preferred shareholders for the nine months ended September 30, 2018 and 2017, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At September 30, 2018, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock and units

We paid $28.7 million ($1.05 per common share) and $23.2 million ($0.85 per common share) in distributions to our common shareholders for the three months ended September 30, 2018 and 2017, respectively, and $75.1 million ($2.75 per common share) and $69.4 million ($2.55 per common share) in distributions to our common shareholders for the nine months ended September 30, 2018 and 2017, respectively.

We paid $7.7 million ($1.05 per common share) and $6.2 million ($0.85 per common share) in distributions to our common unit holders for the three months ended September 30, 2018 and 2017, respectively, and $20.1 million ($2.75 per common share) and $18.6 million ($2.55 per common share) in distributions to our common unit holders for the nine months ended September 30, 2018 and 2017, respectively.

Equity stock

The Company is authorized to issue 100.0 million shares of Equity Stock. The Articles of Incorporation provide that Equity Stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock. As of September 30, 2018 and December 31, 2017, no equity stock had been issued.

10. Commitments and contingencies

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

11. Stock compensation

Under various share-based compensation plans, PSB grants non-qualified options to purchase the Company’s common shares at a price not less than fair value on the date of grant, as well as RSUs, to certain directors, officers and key employees.

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

For the three and nine months ended September 30, 2018, respectively, we recorded $62,000 and $179,000 in compensation expense related to stock options as compared to $53,000 and $156,000 for the same periods in 2017.

During the nine months ended September 30, 2018,  16,000 stock options were granted and 29,925 options were exercised. A total of 158,484 and 172,409 options were outstanding at September 30, 2018 and December 31, 2017, respectively.

Restricted Stock Units

RSUs granted prior to 2016 are subject to a six-year vesting, with 20% vesting after year two, and 20% vesting after each of the next four years. RSUs granted during and subsequent to 2016 are subject to a five-year vesting at the rate of 20% per year. The grantee receives dividends for each outstanding RSU equal to the per share dividend received by common shareholders. We expense any dividends previously paid upon forfeiture of the related RSU. Upon vesting, the grantee receives common shares equal to the number of vested RSUs, less common shares withheld in exchange for tax withholdings made by the Company to satisfy the grantee’s statutory tax liabilities arising from the vesting. The fair value of our RSUs is determined based upon the applicable closing trading price of our common shares on the date of grant.

For the three and nine months ended September 30, 2018, respectively, we recorded $1.0 million and $2.6 million in compensation expense related to RSUs as compared to a net reversal of $521,000 and expense of $2.9 million for the same periods in 2017.  We recorded a reversal of stock compensation expense of $1.9 million tied to a departure of a  senior executive during the third quarter of 2017.

During the nine months ended September 30, 2018,  184,450 RSUs were granted, 105,423 RSUs vested and 10,140 RSUs were forfeited. This vesting resulted in the issuance of 62,030 common shares. In addition, tax withholdings totaling $5.0 million and $3.9 million, respectively, were made on behalf of employees in exchange for 43,393 and 33,771 common shares, respectively, withheld upon vesting for the nine months ended September 30, 2018 and 2017. A total of 233,970 and 165,083 RSUs were outstanding at September 30, 2018 and December 31, 2017, respectively.

Effective March, 2014, the Company entered into a performance-based RSU program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“LTEIP”), with certain employees of the Company. Under the LTEIP, the Company established three levels of targeted RSU awards, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. Under the LTEIP there was an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of total return targets during the previous year, as well as an award based on achieving total return targets during the cumulative four-year period 2014-2017. In the event the minimum defined target was not achieved for an annual award, the RSUs allocated to be awarded for such year were added to the RSUs that may be received if the four-year target was achieved. All RSU awards under the LTEIP vest in four equal annual installments beginning from the date of award. Compensation expense is recognized based on the RSUs expected to be awarded based on the target level that is expected to be achieved. The compensation expense and RSU counts with respect to the LTEIP are included in the aggregate RSU amounts disclosed above. Senior management earned 145,350 shares of RSUs granted in March, 2018 as the maximum targets were achieved for the year ended December 31, 2017 and for the cumulative four-year period.

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

Critical Accounting Policies and Estimates:

Our accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-Q. We believe our critical accounting policies relate to income tax expense, accounting for acquired real estate facilities, allowance for doubtful accounts, impairment of long-lived assets, and accrual for uncertain and contingent liabilities, each of which are more fully discussed below.

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

Accrual for Uncertain and Contingent Liabilities: We accrue for certain contingent and other liabilities that have significant uncertain elements, such as property taxes, performance bonuses and other operating expenses, as well as other legal claims and disputes involving customers, employees, governmental agencies and other third parties. We estimate such liabilities based upon many factors such as assumptions of past and future trends and our evaluation of likely outcomes. However, the estimates of known liabilities could be incorrect or we may not be aware of all such liabilities, in which case our accrued liabilities and net income could be materially different.

Business Overview

Our overall operating results are impacted primarily by the performance of our existing real estate facilities, which at September 30, 2018 are comprised of 28.3 million rentable square feet of multi-tenant industrial, flex and office properties concentrated in six states and a 95.0% interest in a 395-unit multifamily apartment complex. Our multi-tenant commercial properties are located in markets that have experienced long-term economic growth with a particular concentration on small-and medium-size customers. Accordingly, a significant degree of management attention is paid to maximizing the cash flow from our existing real estate portfolio. Also, our strong and conservative capital structure allows us the flexibility to use debt and equity capital prudently to fund our growth, which allows us to acquire properties we believe will create long-term value. From time to time we sell properties which no longer fit the Company’s strategic objectives.

We had 7.6 million rentable square feet that we reclassified from “flex” space in our December 31, 2017 annual report to “industrial” space at January 1, 2018 based upon a thorough review of our properties’ office to warehouse ratio. We believe the reclassification will assist investors to better understand our business operations.

Existing Real Estate Facilities: The operating results of our existing real estate facilities are substantially influenced by demand for rental space within our properties and our markets, which impacts occupancy, rental rates and capital expenditure requirements. We strive to maintain high occupancy levels while increasing rental rates and minimizing capital expenditures when market conditions allow, although the Company may decrease rental rates in markets where conditions require. Management’s initiatives and strategies with respect to our existing real estate facilities which are described in more detail in our December 31, 2017 Form 10-K, which includes incentivizing our personnel to maximize the return on investment for each lease transaction and providing a superior level of service to our customers.

Acquisitions of Real Estate Facilities: We also seek to grow our operations through acquisitions of facilities generally consistent with the Company’s focus on owning concentrated business parks with easily configurable space and in markets and product types with favorable long-term return potential. On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a net purchase price of $143.8 million. The portfolio consists of 19 buildings and was 76.1% occupied as of the date of acquisition. The 19 buildings are located in the Springfield/Newington industrial submarket where we already own three industrial parks totaling 606,000 square feet. We continue to seek to acquire additional facilities in our existing markets and generally in close proximity to our existing facilities; however, there can be no assurance that we will acquire additional facilities that meet our risk-adjusted return and underwriting requirements.

Development or Redevelopment of Real Estate Facilities:  We also may seek to redevelop our existing real estate. We own a large contiguous block of real estate (628,000 rentable square feet on 44.5 acres of land) located within an area known as The Mile in Tysons, Virginia. We demolished one of our existing office buildings at The Mile and built a 395-unit multifamily building (“Highgate”) at a cost, including the estimated fair value of existing land, of $115.9 million.

While multifamily real estate is not a core asset for us, we determined that multifamily real estate represented a unique opportunity and the highest and best use of this parcel. We have partnered through a joint venture with a local developer and operator of multifamily space in order to leverage their operational experience. See “Analysis of Operating Income – Multifamily” below and Notes 3 and 4 to our consolidated financial statements for more information on Highgate.

We commenced consolidating Highgate beginning January 1, 2018. Prior to January 1, 2018, we accounted for our investment in the joint venture using the equity method and accordingly, reflected our share of net loss under “equity in loss of unconsolidated joint venture.”

We have an additional 123,000 square foot office building located within The Mile that we are seeking to demolish in order to construct another multifamily property on the parcel. This parcel is reflected on our consolidated balance sheets as land and building held for development. The scope and timing of development of this site is subject to a variety of contingencies, including approval of entitlements. We do not expect that development will commence any earlier than the fourth quarter of 2019.

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

We have 107,000 rentable square feet of office product located in Orange County, California, held for sale as of September 30, 2018 and expect to complete the sale during the fourth quarter of 2018. The operations of the facilities we sold and expect to sell are presented below under “assets sold or held for sale.”

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of September 30, 2018, excluding the asset held for sale, leases from our top 10 customers comprised 9.4% of our annualized rental income, with one customer, the U.S. Government (3.8%), representing more than 1%. In terms of industry concentration, 19.3% of our annualized rental income comes from business services, 11.5% from warehouse, distribution, transportation and logistics, and 10.5% from computer hardware, software and related services. No other industry group represents more than 10% of our annualized rental income.

Customer credit risk: We have historically experienced a low level of write-offs of uncollectible rents, with less than 0.5% of rental income written off in any year over the last six years. However, there can be no assurance that write offs may not increase because there is inherent uncertainty in a customer’s ability to continue paying rent and meet its full lease obligation. As of October 22, 2018, we had 95,000 square feet of leased space occupied by two customers that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement, which we are not obligated to grant but will consider under certain circumstances.

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

Results of Operations

We segregate our real estate activities into (a) same park operations, representing all operating properties acquired prior to January 1, 2016, comprising 26.9 million rentable square feet of our 28.3 million in rentable square feet at September 30, 2018 (the “Same Park” facilities), (b) non-same park operations, representing those facilities we own that were acquired after January 1, 2016 (the “Non-Same Park” facilities), (c) multifamily operations and (d) assets sold or held for sale, representing facilities whose existing operations are no longer part of our ongoing operations, because they were sold or are expected to be sold.

Operating Results Overview: Three and Nine Months Ended September 30, 2018 and 2017

For the three months ended September 30, 2018, net income allocable to common shareholders was $25.1 million or $0.92 per diluted share, compared to $18.1 million or $0.66 per diluted share for the same period in 2017.  The increase was mainly due to a $6.9 million Preferred Redemption Allocation incurred during the third quarter of 2017 combined with a $3.1 million increase in NOI with respect to our real estate facilities.

For the nine months ended September 30, 2018, net income allocable to common shareholders was $141.4 million or $5.16 per diluted share, compared to $69.3 million or $2.53 per diluted share for the same period in 2017. The increase was mainly due to an $85.3 million gain on sale of assets in 2018, the $6.9 million Preferred Redemption

Allocation incurred during the third quarter of 2017 and a $5.3 million increase in NOI with respect to our real estate facilities. The increase in NOI includes a $4.4 million increase from our Same Park facilities due to higher rental income per occupied square foot and higher occupancy, a $3.0 million increase for our Non-Same Park facilities and $2.0 million of NOI from our multifamily asset partially offset by reduced NOI with respect to facilities we sold.

We analyze our net income in this discussion analysis in two main sections: operating income and all other components of net income.

Analysis of Operating Income

Our operating income is comprised primarily of our real estate operations, depreciation and amortization expense and general and administrative expenses.

The table below sets forth the various components of our operating income (in thousands):

	For the Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
	2018	2017	Change	2018	2017	Change
RENTAL INCOME
Same Park	$98,228	$96,073	2.2%	$294,010	$287,293	2.3%
Non-Same Park	3,193	371	760.6%	5,137	976	426.3%
Multifamily	1,895	—	100.0%	5,057	—	100.0%
Assets sold or held for sale (1)	492	4,037	(87.8%)	5,187	12,073	(57.0%)
Total rental income	103,808	100,481	3.3%	309,391	300,342	3.0%

COST OF OPERATIONS
Adjusted Cost of Operations (2)
Same Park	28,817	29,191	(1.3%)	87,717	85,413	2.7%
Non-Same Park	1,159	294	294.2%	2,083	918	126.9%
Multifamily	1,043	—	100.0%	3,013	—	100.0%
Assets sold or held for sale (1)	331	1,630	(79.7%)	2,134	4,864	(56.1%)
LTEIP amortization	304	564	(46.1%)	963	1,767	(45.5%)
Total cost of operations	31,654	31,679	(0.1%)	95,910	92,962	3.2%

OPERATING INCOME
Net operating income (3)
Same Park	69,411	66,882	3.8%	206,293	201,880	2.2%
Non-Same Park	2,034	77	2,541.6%	3,054	58	5,165.5%
Multifamily	852	—	100.0%	2,044	—	100.0%
Assets sold or held for sale (1)	161	2,407	(93.3%)	3,053	7,209	(57.7%)
LTEIP amortization	(304)	(564)	(46.1%)	(963)	(1,767)	(45.5%)
Depreciation and amortization	(25,207)	(23,759)	6.1%	(73,505)	(70,465)	4.3%
General and administrative	(2,425)	(1,745)	39.0%	(7,099)	(7,019)	1.1%
Operating income	$44,522	$43,298	2.8%	$132,877	$129,896	2.3%

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

Rental income increased $3.3 million and $9.0 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 due primarily to increases in rental income at the Same Park and Non-Same Park facilities combined with rental income from our multifamily asset offset partially by rental income from assets sold.

Cost of operations decreased $25,000 and increased $2.9 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The three month decrease was primarily due to Adjusted Cost of Operations from assets sold and a decrease in Adjusted Cost of Operations from the Same Park portfolio as well as lower LTEIP amortization, offset partially by Adjusted Cost of Operations from our multifamily asset and an increase in Adjusted Cost of Operations for the Non-Same Park facilities.

The nine month increase was primarily due to increases in Adjusted Cost of Operations for the Same Park and Non-Same Park facilities combined with Adjusted Cost of Operations from our multifamily asset, offset partially by Adjusted Cost of Operations from assets sold, as well as lower LTEIP amortization.

Operating income increased $1.2 million and $3.0 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 due primarily to higher rental income partially offset by higher depreciation and amortization expense and higher general and administrative expenses.

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

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
	2018	2017	Variance	2018	2017	Variance
Rental income	$98,228	$96,073	2.2%	$294,010	$287,293	2.3%

Adjusted Cost of Operations
Property taxes	10,253	10,366	(1.1%)	30,657	29,976	2.3%
Utilities	6,060	5,798	4.5%	17,015	16,541	2.9%
Repairs and maintenance	6,026	6,350	(5.1%)	18,411	17,956	2.5%
Snow removal	—	—	—	834	481	73.4%
Other expenses	6,478	6,677	(3.0%)	20,800	20,459	1.7%
Total	28,817	29,191	(1.3%)	87,717	85,413	2.7%

Net operating income	$69,411	$66,882	3.8%	$206,293	$201,880	2.2%

Selected Statistical Data
Gross margin (1)	70.7%	69.6%	1.6%	70.2%	70.3%	(0.1%)
Weighted average square foot occupancy	95.0%	94.1%	1.0%	94.7%	94.1%	0.6%
Annualized rental income per
occupied square foot	$15.36	$15.18	1.2%	$15.38	$15.13	1.7%

____________________________

(1)	Computed by dividing NOI by rental income.

Analysis of Same Park Rental Income

Rental income generated by the Same Park facilities increased 2.2% and 2.3% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The increases were due primarily to increased rental income per occupied square foot combined with an increase in occupancy.

We believe that high occupancies help maximize our rental income. Accordingly, we seek to maintain a weighted average occupancy over 90%.

During the first nine months of 2018, most markets continued to reflect favorable conditions allowing for stable occupancy as well as increasing rental rates. With the exception of Northern Virginia and Suburban Maryland markets, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions and tenant demand remained healthy.

Our future revenue growth will come primarily from potential increases in market rents allowing us to increase rent levels when leases are either renewed with existing customers or re-leased to new customers. The following table sets forth the expirations of existing leases over the next five years in our Same Park portfolio at September 30, 2018 (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
Remainder of 2018	681	1,445	5.6%	$25,287	6.1%
2019	1,605	6,693	26.0%	102,528	24.6%
2020	1,353	5,972	23.2%	90,823	21.8%
2021	604	3,528	13.7%	55,249	13.3%
2022	301	3,069	12.0%	51,826	12.5%
Thereafter	356	5,006	19.5%	90,490	21.7%
Total	4,900	25,713	100.0%	$416,203	100.0%

During the three and nine months ended September 30, 2018, we leased approximately 1.8 million and 5.4 million in rentable square feet, respectively, to new and existing customers, with average increases in rental rates over the previous rates of 7.2% and 2.9%, respectively. Renewals of leases with existing customers represented 62.1% of our leasing activity for the nine months ended September 30, 2018. See “Analysis of Same Park Leasing Trends” below for further information on leasing trends on a by market basis.

Our ability to re-lease space on expired leases in a way that minimizes vacancy periods and achieves market rental rates will depend upon market conditions in the specific submarkets in which each of our properties are located.

Analysis of Same Park Adjusted Cost of Operations

Adjusted Cost of Operations generated by the Same Park facilities decreased 1.3% for the three months and increased 2.7% for the nine months ended September 30, 2018 as compared to the same periods in the prior year. The three month decrease was due primarily to lower repairs and maintenance costs, while the nine month increase was due primarily to higher property tax expense, higher repairs and maintenance costs and utility costs, as well as an increase in snow removal costs.

Property taxes decreased 1.1% for the three months and increased 2.3% for the nine months ended September 30, 2018 as compared to the same periods in the prior year. The nine month increase was due primarily to higher assessed values. We expect property tax growth in the future due primarily to higher assessed values and changes in tax rates.

Utilities are dependent primarily upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities increased 4.5% and 2.9% during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year. The nine month increase was primarily due to a colder winter in 2018 in our Northern Virginia and Suburban Maryland markets and higher water consumption during summer months in 2018. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not predictable. However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates in the future.

Repairs and maintenance decreased 5.1% for the three months and increased 2.5% for the nine months ended September 30, 2018 as compared to the same periods in the prior year.  The three month decrease was due to costs incurred during the third quarter of 2017 related to Hurricane Irma costs. The nine month increase was due to timing of repairs and rate increases from property service providers. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable.

Snow removal increased 73.4% during the nine months ended September 30, 2018 as compared to the same period in the prior year. The nine month increase was due to a colder winter in 2018 in our Northern Virginia and Suburban Maryland markets. Snow removal costs are weather dependent and therefore not predictable.

Other expenses decreased 3.0% for the three months and increased 1.7% for the nine months ended September 30, 2018 as compared to the same periods in the prior year. These costs are comprised of on site and supervisory personnel, property insurance and other expenses incurred in the operation of our properties. We expect increases in other expenses for the remainder of 2018 that are similar to the increases in the nine-month period.

Same Park Quarterly Trends

The following table sets forth historical quarterly trends in the operations of the Same Park facilities for rental income, Adjusted Cost of Operations, occupancies, annualized rental income per occupied square foot and those expenses which have material seasonal trends (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31
Rental income
2018	$98,022	$97,760	$98,228	$—
2017	$95,756	$95,464	$96,073	$97,211

Adjusted Cost of Operations
2018	$30,035	$28,865	$28,817	$—
2017	$28,214	$28,008	$29,191	$29,642

Snow removal (1)
2018	$794	$40	$—	$—
2017	$378	$103	$—	$63

Utilities (1)
2018	$5,713	$5,242	$6,060	$—
2017	$5,448	$5,295	$5,798	$5,393

Weighted average square foot occupancy
2018	94.6%	94.6%	95.0%	—
2017	94.6%	93.7%	94.1%	95.1%

Annualized rental income per occupied square foot
2018	$15.40	$15.36	$15.36	$—
2017	$15.05	$15.15	$15.18	$15.20

____________________________

(1)	The cost of snow removal and utilities are included in Adjusted Cost of Operations and are broken out here separately for information purposes only.

Analysis of Same Park Market Trends

The following tables set forth market rent, expense and occupancy trends in our Same Park facilities (in thousands, except per square foot data):

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
Region	2018	2017	Variance	2018	2017	Variance

Selected Geographic Data on Same Park

Rental income
Northern California (7.2 million feet)	$25,055	$22,814	9.8%	$74,076	$68,989	7.4%
Southern California (3.3 million feet)	13,433	12,635	6.3%	39,591	37,347	6.0%
Dallas (2.9 million feet)	7,674	7,754	(1.0%)	22,901	23,477	(2.5%)
Austin (2.0 million feet)	7,260	7,390	(1.8%)	22,505	22,179	1.5%
Northern Virginia (3.9 million feet)	18,460	19,271	(4.2%)	55,649	56,919	(2.2%)
South Florida (3.9 million feet)	10,436	10,269	1.6%	31,467	30,457	3.3%
Suburban Maryland (2.3 million feet)	11,561	11,953	(3.3%)	34,993	35,882	(2.5%)
Seattle (1.4 million feet)	4,349	3,987	9.1%	12,828	12,043	6.5%
Total Same Park (26.9 million feet)	98,228	96,073	2.2%	294,010	287,293	2.3%

Adjusted Cost of Operations
Northern California	5,760	6,011	(4.2%)	17,252	17,571	(1.8%)
Southern California	3,518	3,469	1.4%	10,243	10,118	1.2%
Dallas	2,780	2,638	5.4%	8,481	7,932	6.9%
Austin	2,725	2,570	6.0%	8,135	7,549	7.8%
Northern Virginia	6,020	6,034	(0.2%)	19,151	18,318	4.5%
South Florida	2,786	2,716	2.6%	8,551	8,144	5.0%
Suburban Maryland	4,109	4,768	(13.8%)	12,562	12,776	(1.7%)
Seattle	1,119	985	13.6%	3,342	3,005	11.2%
Total Same Park	28,817	29,191	(1.3%)	87,717	85,413	2.7%

Net operating income
Northern California	19,295	16,803	14.8%	56,824	51,418	10.5%
Southern California	9,915	9,166	8.2%	29,348	27,229	7.8%
Dallas	4,894	5,116	(4.3%)	14,420	15,545	(7.2%)
Austin	4,535	4,820	(5.9%)	14,370	14,630	(1.8%)
Northern Virginia	12,440	13,237	(6.0%)	36,498	38,601	(5.4%)
South Florida	7,650	7,553	1.3%	22,916	22,313	2.7%
Suburban Maryland	7,452	7,185	3.7%	22,431	23,106	(2.9%)
Seattle	3,230	3,002	7.6%	9,486	9,038	5.0%
Total Same Park	$69,411	$66,882	3.8%	$206,293	$201,880	2.2%

Weighted average square foot occupancy
Northern California	97.9%	94.2%	3.9%	97.8%	95.6%	2.3%
Southern California	98.1%	96.0%	2.2%	97.9%	96.0%	2.0%
Dallas	89.5%	91.1%	(1.8%)	88.7%	90.3%	(1.8%)
Austin	91.4%	95.9%	(4.7%)	92.9%	94.8%	(2.0%)
Northern Virginia	94.1%	92.3%	2.0%	92.4%	90.9%	1.7%
South Florida	96.8%	97.0%	(0.2%)	96.4%	97.5%	(1.1%)
Suburban Maryland	88.8%	89.3%	(0.6%)	89.2%	88.3%	1.0%
Seattle	97.5%	97.3%	0.2%	97.9%	98.0%	(0.1%)
Total Same Park	95.0%	94.1%	1.0%	94.7%	94.1%	0.6%

Annualized rental income per occupied square foot
Northern California	$14.13	$13.37	5.7%	$13.94	$13.28	5.0%
Southern California	$16.69	$16.04	4.1%	$16.43	$15.80	4.0%
Dallas	$11.86	$11.78	0.7%	$11.92	$12.00	(0.7%)
Austin	$16.18	$15.70	3.1%	$16.45	$15.88	3.6%
Northern Virginia	$20.02	$21.31	(6.1%)	$20.50	$21.31	(3.8%)
South Florida	$11.15	$10.95	1.8%	$11.25	$10.77	4.5%
Suburban Maryland	$22.10	$22.76	(2.9%)	$22.19	$23.02	(3.6%)
Seattle	$12.84	$11.79	8.9%	$12.57	$11.78	6.7%
Total Same Park	$15.36	$15.18	1.2%	$15.38	$15.13	1.7%

Analysis of Same Park Leasing Trends

As noted above, our past revenue growth has come from contractual annual rent increases, as well as re-leasing of space at current market rates. We believe the percentage difference between outgoing billed rent and incoming billed rent for leases executed (the “Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following tables summarize the Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park facilities, on a regional basis, for the three and nine months ended September 30, 2018 (square feet in thousands):

	For the Three Months Ended September 30, 2018
	Square		Transaction
	Footage	Customer	Costs per	Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	323	73.7%	$1.71	27.4%
Southern California	299	74.6%	$1.27	12.9%
Dallas	220	63.1%	$3.90	4.6%
Austin	283	72.6%	$3.14	1.6%
Northern Virginia	214	62.7%	$4.10	(9.4%)
South Florida	268	60.7%	$0.62	11.4%
Suburban Maryland	103	83.1%	$8.93	(16.3%)
Seattle	45	56.4%	$1.59	17.3%
Total	1,755	69.6%	$2.69	7.2%

	For the Nine Months Ended September 30, 2018
	Square		Transaction
	Footage	Customer	Costs per	Rental
Regions	Leased	Retention	Executed Foot	Rate Change (a)
Northern California	1,042	70.2%	$1.33	18.6%
Southern California	892	73.3%	$1.41	7.4%
Dallas	671	52.5%	$3.95	1.3%
Austin	453	72.1%	$2.67	3.6%
Northern Virginia	751	70.9%	$6.66	(9.7%)
South Florida	1,018	62.1%	$1.12	4.7%
Suburban Maryland	447	75.7%	$7.68	(15.7%)
Seattle	145	33.5%	$2.68	14.4%
Total	5,419	67.2%	$3.04	2.9%

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

During the first nine months of 2018, most markets, with the exception of Northern Virginia and Suburban Maryland, continued to reflect favorable conditions allowing for stable occupancy as well as increasing rental rates. In Northern Virginia and Suburban Maryland, rental rates on executed leases declined 9.7% and 15.7%, respectively, for the nine months ended September 30, 2018, reflecting continued soft market conditions that have persisted for several years due to, among other factors, federal government downsizing. To the extent that such trends continue in these markets, which comprised 30.8% of our Same Park rental income for the nine months ended September 30, 2018 and 22.5% of square feet expiring through December 31, 2019, we may continue to face reduced rental income in these markets.

Non-Same Park facilities: The table below reflects the assets comprising our Non-Same Park facilities (in thousands):

			Purchase	Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Price	Feet	Acquisition	September 30, 2018
Northern Virginia and Fullerton	June, 2018	Lorton and Springfield,	$143,766	1,057	76.1%	76.2%
Road Industrial Parks		Virginia
The Grove 270	September, 2016	Rockville, Maryland	13,250	226	18.5%	71.2%
Total			$157,016	1,283	66.0%	75.3%

NOI from the Non-Same Park facilities included $1.6 million and $2.0 million of NOI from the 2018 acquisition for the three and nine months ended September 30, 2018, respectively. Excluding the results from the 2018 acquisition, the three and nine month NOI increases from prior periods were tied to increases in occupancy at our 2016 acquisition.

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

Multifamily: As of September 30, 2018, we have a 95.0% interest in Highgate, a 395-unit apartment complex.  On January 1, 2018, we began to consolidate the joint venture due to changes to the joint venture agreement that gave the Company control of the joint venture. Prior to January 1, 2018, we accounted for our investment in the joint venture using the equity method and accordingly, reflected our share of net loss under “equity in loss of unconsolidated joint venture.”

Highgate began leasing activities during second quarter of 2017. During the three and nine months ended September 30, 2018, respectively, Highgate generated $852,000 of NOI, consisting of $1.9 million in rental income and $1.0 million in Adjusted Cost of Operations, and $2.0 million of NOI, consisting of $5.1 million in rental income and $3.0 million in Adjusted Cost of Operations.

The following table summarizes the Highgate’s project timeline and updates as of September 30, 2018:

		Schedule				As of September 30, 2018
Apartment Units	Total Project Costs (1) (in thousands)	Construction Start	Initial Occupancy	Completion Date	Estimated Stabilization Period	% Occupied	Average Rent per Unit (2)
395	$115,935	Q3 2015	Q2 2017	Q4 2017	Q4 2018	91.4%	$2,113

____________________________

(1)	The project cost for Highgate includes the underlying land at the assigned contribution value upon formation of the joint venture.
(2)

Average rent per unit is defined as the total potential monthly rental revenue (actual rent for occupied apartment units plus market rent for vacant apartment units) divided by the number of apartment units.

Assets sold or held for sale: These amounts include historical operating results with respect to properties that have been sold or are held for sale.

Depreciation and Amortization Expense: Depreciation and amortization expense was $25.2 million for the three months ended September 30, 2018 compared to $23.8 million for the same period in 2017. Depreciation and amortization expense was $73.5 million for the nine months ended September 30, 2018 compared to $70.5 million for the same period in 2017. The three and nine month increases in depreciation and amortization expense were primarily due to depreciation and amortization expense of our multifamily asset as we consolidated its operations effective January 1, 2018 in addition to depreciation and amortization expense from the 2018 acquisition.

General and Administrative Expenses: General and administrative expenses primarily represent compensation for senior executives, tax compliance, legal and costs associated with being a public company. For the three and nine months ended September 30, 2018, general and administrative expenses increased $680,000,  or 39.0%, and $80,000, or 1.1%, respectively, compared to the same periods in 2017. The three and nine month increases were due to a departure of a senior executive during the third quarter of 2017 partially offset by a reduction in the ongoing LTEIP amortization.

naly
Analysis of Items Not Included in Operating Income

Equity loss from investment in and advances to unconsolidated joint venture: Prior to January 1, 2018, we accounted for our joint venture investment using the equity method and recorded our pro-rata share of the net loss in the joint venture for each period. During the three and nine months ended September 30, 2017, the Company recorded an equity loss in the unconsolidated joint venture of $376,000, comprised of net operating income of $107,000 and depreciation expense of $483,000, and $758,000, comprised of net operating loss of $171,000 and depreciation expense of $587,000, respectively.

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

On March 31, 2017, we sold certain development rights in Silver Spring, Maryland, resulting in a $3.9 million gain.

We have 107,000 rentable square feet of office product located in Orange County, California, held for sale as of September 30, 2018 and expect to complete the sale during the fourth quarter of 2018. We expect to record a gain on sale of real estate facilities in connection with the sale.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

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

In order to maintain access to capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense, capitalized interest and preferred distributions paid to preferred shareholders. For the nine months ended September 30, 2018, the ratio of FFO to combined fixed charges and preferred distributions paid was 5.3 to 1.0.

We have a $250.0 million revolving Credit Facility that can be expanded to $400.0 million which expires in January, 2022. We use the Credit Facility along with bank term debt, as temporary “bridge” financing until we are able to raise longer term capital. Historically, we have funded our long-term capital requirements with retained operating cash flow and proceeds from the issuance of common and preferred securities. We will select among these sources of capital based upon availability, relative cost, the impact of constraints of certain forms of capital on our operations (such as covenants), as well as the desire for leverage.

Short-term Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for debt service, capital expenditures and distributions to our shareholders for the foreseeable future.

As of September 30, 2018, we had $8.7 million in cash. In the last five years, we have retained approximately $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less shareholder and unit holder distributions and capital expenditures.

Required Debt Repayment: As of September 30, 2018, we had no debt outstanding on our Credit Facility. We are in compliance with the covenants and all other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions.

The following table sets forth our commercial capital expenditures paid for in the nine months ended September 30, 2018 and 2017, respectively, on an aggregate and per square foot basis:

	For the Nine Months Ended September 30,
	2018	2017	2018	2017
Commercial Real Estate	(in thousands)		(per square foot)
Recurring capital expenditures
Capital improvements (1)	$7,003	$6,674	$0.25	$0.24
Tenant improvements	12,411	23,457	0.45	0.84
Lease commissions	6,277	5,162	0.23	0.18
Total commercial recurring capital expenditures	25,691	35,293	0.93	1.26
Nonrecurring capital improvements	113	3,416	0.01	0.12
Total commercial capital expenditures (1)	$25,804	$38,709	$0.94	$1.38

____________________________

(1)	Excludes $13 of recurring capital improvement from our multifamily asset in 2018.

The following table summarizes Same Park, Non-Same Park, multifamily and assets sold or held for sale recurring capital expenditures paid and the related percentage of NOI by region for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
				Recurring
	Recurring			Capital Expenditures
	Capital Expenditures			as a Percentage of NOI
	2018	2017	Change	2018	2017
Region
Same Park
Northern California	$2,281	$2,052	11.2%	4.0%	4.0%
Southern California	2,238	2,508	(10.8%)	7.6%	9.2%
Dallas	3,860	2,790	38.4%	26.8%	17.9%
Austin	1,433	1,465	(2.2%)	10.0%	10.0%
Northern Virginia	7,082	10,626	(33.4%)	19.4%	27.5%
South Florida	2,622	1,572	66.8%	11.4%	7.0%
Suburban Maryland	4,130	7,351	(43.8%)	18.4%	31.8%
Seattle	648	590	9.8%	6.8%	6.5%
Total Same Park	24,294	28,954	(16.1%)	11.8%	14.3%
Non-Same Park
Maryland	606	4,978	(87.8%)	—	—
Northern Virginia	223	—	100.0%	—	—
Total Non-Same Park	829	4,978	(83.3%)	—	—
Assets sold or held for sale	568	1,361	(58.3%)	—	—
Total commercial recurring
capital expenditures	25,691	35,293	(27.2%)	—	—
Multifamily	13	—	100.0%	—	—
Total	$25,704	$35,293	(27.2%)	—	—

The decrease in Same Park recurring capital expenditures of $4.7 million, or 16.1%, was primarily due to transaction costs related to large renewals and leasing production in 2017. The decrease in Non-Same Park recurring capital expenditures are related to substantially completing the repositioning and lease-up of a facility in 2017.

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

At September 30, 2018, our 5.75% Series U preferred shares, with a par value of $230.0 million, and our 5.70% Series V preferred shares, with a par value of $110.0 million, were redeemable at par. Redemption of such preferred shares will depend upon many factors, including the cost of capital. None of our preferred securities are redeemable at the option of the holders.

Acquisitions of real estate facilities: On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a net purchase price of $143.8 million. We have acquired real estate facilities in the past, and we continue to seek to acquire additional real estate facilities; however, there is significant competition to acquire existing facilities and there can be no assurance as to the volume of acquisition activity.

Disposition of real estate facilities and potential taxable capital gains: During the nine months ended September 30, 2018, we sold real estate facilities for net proceeds of $126.8 million. We are also seeking to sell 107,000 rentable square feet of office space in Orange County, California, which we expect to sell during the fourth quarter of 2018.

Development of real estate facilities: As noted above, we have an additional 123,000 square foot building located within The Mile that we are seeking to develop into another multifamily property. There can be no assurance as to the timing or amount of any investment that may occur; however, we do not expect to incur any significant development costs on this potential project any earlier than the fourth quarter of 2019.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the nine months ended September 30, 2018 or the year ended December 31, 2017. As of September 30, 2018, management has the authorization to repurchase an additional 1,614,721 shares.

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

We paid REIT qualifying distributions of $114.7 million ($39.6 million to preferred shareholders and $75.1 million to common shareholders) during the nine months ended September 30, 2018.

We estimate the annual distribution requirements with respect to our preferred shares outstanding at September 30, 2018 to be $51.8 million per year.

During the third quarter of 2018, the Board increased our quarterly dividend from $0.85 per common share to $1.05 per common share, which is an increase of $0.20, or 23.5%, over the previous quarter’s distributions. Our consistent, long-term dividend policy has been to distribute only our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements and, after taking into consideration distributions to the preferred shareholders, will be funded with cash provided by operating activities.

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

The following table reconciles from net income allocable to common shareholders to FFO and net income per share to FFO per share (amounts in thousands, except per share data):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Net income allocable to common shareholders	$25,131	$18,138	$141,400	$69,275
Adjustments
Gain on sale of real estate facilities and development rights	—	—	(85,283)	(5,074)
Depreciation and amortization expense	25,207	23,759	73,505	70,465
Depreciation from unconsolidated joint venture	—	483	—	587
Net income allocated to noncontrolling interests	6,514	4,866	36,814	18,610
Net income allocated to restricted stock unit holders	239	137	1,592	582
FFO (income) loss allocated to JV partner	(3)	—	8	—
FFO allocable to common and dilutive shares	$57,088	$47,383	$168,036	$154,445

Weighted average outstanding
Common shares	27,339	27,226	27,310	27,192
Common operating partnership units	7,305	7,305	7,305	7,305
Restricted stock units	163	179	183	188
Common share equivalents	103	201	102	207
Total common and dilutive shares	34,910	34,911	34,900	34,892

Net income per common share—diluted	$0.92	$0.66	$5.16	$2.53
Gain on sale of real estate facilities and development rights	—	—	(2.45)	(0.14)
Depreciation and amortization expense, including amounts
from unconsolidated joint venture	0.72	0.70	2.10	2.04
FFO per share	$1.64	$1.36	$4.81	$4.43

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the net impact of (i) Preferred Redemption Allocation and (ii) separation settlement payments, as well as charges or reversals related to stock based compensation, due to the departure of a senior executive. We believe our presentation of Core FFO assists investors and analysts in evaluating our comparative operating performance between reporting periods. However, Core FFO per share is not a substitute for net income per share. Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
FFO per share	$1.64	$1.36	$4.81	$4.43
Preferred Redemption Allocation	—	0.19	—	0.19
Net impact due to departure of a senior executive	—	(0.01)	—	(0.01)
Core FFO per share	$1.64	$1.54	$4.81	$4.61

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations: As of September 30, 2018, the Company is scheduled to pay cash dividends of $51.8 million per year on its preferred equity outstanding. Dividends are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of September 30, 2018 and their impact on our cash flows and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Transaction costs (1)	$10,457	$10,457	$—	$—	$—
Ground lease obligations (2)	2,139	131	388	397	1,223
Total	$12,596	$10,588	$388	$397	$1,223

____________________________

(1)	Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.
(2)	Represents future contractual payments on land under various operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding on its Credit Facility as of September 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2018, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not subject to any material legal proceedings other than ordinary routine litigation and administrative proceedings incidental to its business.

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

During the three months ended September 30, 2018, there were no shares of the Company’s common stock repurchased. As of September 30, 2018, 1,614,721 shares remain available for purchase under the program.

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

Dated: October 26, 2018

PS BUSINESS PARKS, INC.

BY:	/s/ Jeffrey D. Hedges
Jeffrey D. Hedges
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