Form 10-K
period 2018-12-31
PS BUSINESS PARKS INC/CA
filed 2019-02-26
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018.
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

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,553,972,195  based on the closing price as reported on that date.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 18, 2019 (the latest practicable date): 27,362,101.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company

PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. Substantially all of PSB’s assets are held, and its business conducted, through PS Business Parks, L.P. (the “OP”), a California limited partnership. PSB has full, exclusive, and complete control of the OP as the sole general partner and, as of December 31, 2018, owned 78.9% of the common partnership units, with Public Storage (“PS”) owning the remainder. Assuming issuance of PSB common stock upon redemption of the common partnership units held by PS, PS would own 41.7% (or 14.5 million shares) of the outstanding shares of the Company’s common stock.

Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the OP and our consolidated joint venture.

As of December 31, 2018, we owned and operated 28.2 million rentable square feet of commercial space, comprising 96 business parks, in California, Texas, Virginia, Florida, Maryland and Washington. The Company focuses on owning concentrated business parks which provide the Company with the greatest flexibility to meet the needs of its customers. Along with the commercial space, we also have a 95.0% interest in a 395-unit apartment complex. The Company also manages 450,000 rentable square feet on behalf of PS.

History of the Company: The Company was formed in 1990 as a California corporation. Through a series of transactions between January, 1997 to March, 1998, the Company was renamed “PS Business Parks, Inc.” and became a publicly held, fully integrated, self-advised and self-managed REIT having interests in commercial real estate held through our OP.

Principal Business Activities

We are in the commercial property business, with 96 business parks consisting of multi-tenant industrial, flex and office space. The Company owns 17.5 million square feet of industrial space that has characteristics similar to the warehouse component of the flex space as well as ample dock access. We own 6.7 million square feet of flex space, representing industrial buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. In addition, the Company owns 4.0 million square feet of low-rise office space, generally either in business parks that combine office and flex space or in submarkets where the market demand is more office focused.

We generally seek to operate in multi-tenant buildings in multi-building business parks which accommodate various businesses and uses. Our business parks average 10 buildings and 800,000 rentable square feet per park, located on parcels of various sizes, ranging from one to 49 buildings and 12,000 to 3.5 million square feet of rentable space. Parking is generally open but in some instances is covered. The ratio of parking spaces to rentable square feet generally ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses.

The customer base for our facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 35.1% of in-place rents from the portfolio are derived from facilities that generally serve small to medium-sized businesses. A property in this facility type is typically divided into units under 5,000 square feet and leases generally range from one to three years. The remaining 64.9% of in-place rents from the portfolio are generally derived from facilities that serve larger businesses, with units 5,000 square feet and larger. The Company also has several customers that lease space in multiple buildings and locations. The U.S. Government is the largest customer with multiple leases encompassing approximately 681,000 square feet and 4.0% of the Company’s annualized rental income.

We operate in six states and we may expand our operations to other states or reduce the number of states in which we operate. However, we have no current plans to expand into additional markets or exit existing markets. Properties are acquired for both income and capital appreciation potential;  we place no limitation on the amount that can be invested in any specific property.

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

Recent Company Developments

Acquisition of Real Estate Facilities: On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a net purchase price of $143.8 million. The occupancy rate of these two parks has increased from 76.1% on the date of acquisition to 76.7% as of December 31, 2018.

Development of Multifamily Real Estate: In 2015, we demolished one of our existing office buildings located within our 628,000 square foot office park known as “The Mile” in Tysons, Virginia, and completed a 395-unit multifamily building (“Highgate”) in 2017, for an aggregate cost of $115.4 million, including the fair value of the land. We leveraged the expertise of a well-regarded local developer and operator of multifamily real estate, who holds a 5.0% interest in the joint venture that owns this development. We are also seeking entitlements to develop an additional multifamily apartment complex on a site held by a 123,000 square foot vacant building we own located within The Mile. See “Objectives and Strategies” below for further information regarding our development and redevelopment activities.

Sales of Real Estate Facilities: On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet, located in Orange County, California, for net sale proceeds of $41.7 million, which resulted in a gain of $26.8 million. On April 18, 2018, we sold Orange County Business Center, a park consisting of five multi-tenant office buildings totaling 437,000 square feet located in Orange County, California, for net sale proceeds of $73.3 million, which resulted in a gain of $50.6 million. On April 30, 2018, we sold Northgate Business Park, a park consisting of seven multi-tenant flex buildings totaling 194,000 square feet located in Dallas, Texas, for net sale proceeds of $11.8 million, which resulted in a gain of $7.9 million. On October 31, 2018, we sold Orangewood Office Park, a park consisting of two multi-tenant office buildings totaling 107,000 square feet located in Orange County, California, for net sale proceeds of $18.3 million, which resulted in a gain of $8.2 million.

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

PSB is structured as an umbrella partnership REIT (“UPREIT”), with substantially all of our activities conducted through the OP. We acquired interests in certain properties from PS during PSB’s initial formation in exchange for operating partnership units, which allowed PS to defer the recognition of a tax gain on the contributed properties. We have the ability to offer similar tax-efficient transactions to potential sellers of real estate in the future.

We are the sole general partner of the OP, which has equity in the form of common partnership units and preferred partnership units that are identical as to terms, coupon rates, and liquidation amounts as our preferred shares outstanding. As of December 31, 2018, we owned 78.9% of the common partnership units of the OP and 100% of the preferred partnership units. The remainder of the common partnership units are owned by PS. The common units owned by PS may be redeemed, subject to certain limitations, for shares of our common stock on a one-for-one basis or, at our option, an equivalent value in cash.

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

Common Officers and Directors with PS

Ronald L. Havner, Jr., Chairman of the Company, is also the Chairman of the Board of Trustees of PS. Joseph D. Russell, Jr. is a director of the Company and also President and Chief Executive Officer of PS. Gary E. Pruitt, an independent director of the Company, is also a trustee of PS. Other employees of PS render services to the Company pursuant to a cost sharing and administrative services agreement.

Common Services Provided to and by PS

We manage industrial, office, and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee revenue derived from the PS Management Agreement totaled $407,000,  $506,000 and $518,000 for the years ended December 31, 2018,  2017 and 2016, respectively.

PS also provides property management services for the self-storage component of two assets owned by the Company. Management fee expenses under the contract were $96,000, $92,000 and $86,000 for the years ended December 31, 2018,  2017 and 2016, respectively.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $1.2 million, $1.3 million and $1.1 million, respectively, in the years ended December 31, 2018,  2017 and 2016 for costs paid on our behalf, while PS reimbursed us $38,000, $31,000 and $38,000 costs we incurred on their behalf for the years ended December 31, 2018,  2017 and 2016, respectively.

Management

Maria R. Hawthorne leads the Company’s senior management team. Ms. Hawthorne is President and Chief Executive Officer of the Company. The Company’s senior management includes: John W. Petersen, Executive Vice President and Chief Operating Officer; Jeffrey D. Hedges, Executive Vice President and Chief Financial Officer; Trenton A. Groves, Senior Vice President and Chief Accounting Officer; Christopher M. Auth, Vice President (Washington Metro Division); Coby A. Holley, Vice President, Investments; Stuart H. Hutchison, Vice President (Southern California and Pacific Northwest Divisions); Richard E. Scott, Vice President (Northern California Division); Eugene Uhlman, Vice President, Construction Management; and David A. Vicars, Vice President (Southeast Division, which includes Florida and Texas).

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

Objectives and Strategies

Our primary objective is to grow shareholder value in a risk appropriate and stable manner by maximizing the net cash flow generated by our existing properties, as well as prudently seeking growth through acquisitions and development that generate attractive returns on invested capital.

We seek to optimize the net cash flow of our existing properties by maximizing occupancy levels and rental rates, while minimizing capital expenditures and leasehold improvements. Below are the primary elements of our strategy:

Concentration in favorable markets: We believe that our properties generally are located in markets that have favorable characteristics such as above average population, job, and income growth, as well as high education levels. In addition, we believe our business parks are generally in higher barrier to entry markets that are close to critical infrastructure, middle to high income housing or universities and have easy access to major transportation arteries. We believe that these characteristics contribute to favorable cash flow stability and growth.

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

Smaller tenants and diverse tenant base with shorter-term leases: By concentrating on smaller spaces, we seek to reach the large number of smaller tenants in the market. We believe this focus gives us a competitive edge as most institutional owners focus on large users. Small users perceive more incremental value from the level of customer service that we offer. We also believe having smaller tenants improves our diversity of tenants across industries, which improves the stability of our cash flows. In addition, our lease term tends to be shorter, generally an average of three and a half years, which we believe allows us to more quickly capture increases in market rents in our high-growth markets. At December 31, 2018, our average space size is approximately 5,000 rentable square feet per tenant, and no individual tenant, other than the U.S. Government, represents more than 1% of our annualized rental income.

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

In addition, we seek to expand through acquisitions or development that generate attractive returns on invested capital, as follows:

Acquire facilities in targeted markets at prudent price levels: We have a disciplined capital allocation approach, seeking to purchase properties at prices that are not in excess of the cost to develop similar facilities, which we believe reduces our risk and maximizes long term returns. We seek generally to acquire in our existing markets, which we believe have favorable growth characteristics. We also believe acquiring in our existing markets leverages our operating efficiencies. We would consider expanding to additional markets with similar favorable characteristics of our existing markets, if we could acquire sufficient scale (generally at least 2 million rentable square feet); however, we have no current plans or immediate prospects to do so.

Redevelop existing real estate facilities: Certain of our existing business parks were developed in or near areas that have been undergoing gentrification and an influx of residential development, and, as a result, certain buildings in our business parks may have higher and better uses as residential space. While residential space is generally not a core asset class for us, we will seek to identify potential candidates for redevelopment in our portfolio, and plan to leverage the expertise and scale of existing operators and developers should we pursue redevelopment of any of our properties. For example, at The Mile in Tysons, Virginia, as noted above, we demolished an existing building and developed, with a joint venture partner, a 395-unit apartment building, and are seeking entitlements for another multifamily apartment complex to be built following demolishment of an existing 123,000 square foot vacant office building. There can be no assurance as to the level of conversion opportunities throughout our portfolio in the future.

Financing Strategy

Overview of financing strategy and sources of capital: As a REIT, we generally distribute substantially all of our “REIT taxable income” to our shareholders which, relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investment purposes. As a result, in order to expand our asset base, access to capital is important.

Our financial profile is characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows. Our credit profile and ratings enable us to effectively access both the public and private capital markets to raise capital. We will seek to maintain our credit profile and ratings.

Sources of capital available to us include retained cash flow, the issuance of preferred and common equity, the issuance of medium and long-term debt, joint venture financing, the sale of properties, and our revolving line of credit.

Historically, we have financed our cash investment activities primarily with retained operating cash flow and the issuance of preferred equity.

We select from the sources of capital available to us based upon relative cost, availability and the desire for leverage, nature of the investment opportunities for which the capital will be used, as well as intangible factors such as the impact of covenants in the case of debt.

Retained Operating Cash Flow: Although we are required to generally distribute substantially all of our “REIT taxable income” to our shareholders, we have nonetheless been able to retain operating cash flow to the extent that our tax depreciation exceeds our maintenance capital expenditures. In recent years, we have retained approximately $40 to $60 million in operating cash flow per year.

Preferred Equity: We view preferred equity as an important source of capital over the long term, because it reduces interest rate and refinancing risks as the dividend rate is fixed and there are no refinancing requirements. In addition, the consequences of defaulting on required preferred distributions are less severe than with debt. However, rates and market conditions for the issuance of preferred securities can be volatile or inefficient from time to time. The preferred shareholders may elect two additional directors if six quarterly distributions go unpaid, whether or not consecutive. As of December 31, 2018, we have $959.8 million in preferred securities outstanding with an average coupon rate of 5.40%.

Medium or long-term debt:  We have broad powers to borrow in furtherance of our objectives. We may consider the public issuance or private placement of senior unsecured debt in the future in an effort to diversify our sources of capital.

Common equity: We believe that the market for our common equity is liquid and, as a result, common equity is a viable potential source of capital.

Tax advantaged equity: As noted above, we have the ability to offer common or preferred operating partnership units with economic characteristics that are similar to our common and preferred stock, but provide the seller the opportunity to defer the recognition of a tax gain.

Credit Facility: We have a $250.0 million unsecured revolving line of credit (the “Credit Facility”) which we can and will use as necessary as temporary financing, along with short-term bank loans, until we are able to raise longer-term capital. As of December 31, 2018, there were no borrowings outstanding on our Credit Facility and we had no short-term bank loans.

Investments in Real Estate Facilities

As of December 31, 2018, the Company owned and operated 28.2 million rentable square feet comprised of 96 business parks in six states compared to 28.0 million rentable square feet comprised of 98 business parks at December 31, 2017.  The Company also held a 95.0% interest in a 395-unit multifamily apartment complex as of December 31, 2018 and 2017.

Restrictions on Transactions with Affiliates

The Company’s Bylaws provide that the Company may engage in transactions with affiliates provided that a purchase or sale transaction with an affiliate is (i) approved by a majority of the Company’s independent directors and (ii) fair to the Company based on an independent appraisal or fairness opinion.

Employees

As of December 31, 2018, the Company employed 156 individuals, primarily personnel engaged in property operations.

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

• natural disasters, such as earthquakes, fires, hurricanes and floods, which could exceed the aggregate limits of our insurance coverage;

• the expense of periodically renovating, repairing and re-letting spaces;

• the impact of environmental protection laws;

• compliance with federal, state and local laws and regulations;

• increasing operating and maintenance costs, including property taxes, insurance and utilities, if these increased costs cannot be passed through to customers;

• risks due to a potential November, 2020 statewide ballot initiative (or other equivalent actions) that could remove the protections of Proposition 13 with respect to our real estate and result in substantial increases in our assessed values and property tax bills in California;

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

We may encounter significant delays and expense in re-letting vacant space, or we may not be able to re-let space at existing rates, in each case resulting in losses of income: When leases expire, we may incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide customers with the right to terminate early if they pay a fee. As of December 31, 2018,  1,987 leases, representing 6.7 million, or 25.1%, of the leased square footage of our total portfolio, or 23.5% of annualized rental income, are scheduled to expire in 2019. While we have estimated our cost of renewing leases that expire in 2019, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, our operating results, cash available for distribution or reinvestment and stock price could be negatively impacted.

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

Natural disasters or terrorist attacks could cause damage to our facilities that is not covered by insurance, and could increase costs, reduce revenues, and otherwise impair our operating results: While we maintain insurance coverage for the losses caused by earthquakes, fire or hurricanes, we could suffer uninsured losses or losses in excess of our insurance policy limits for such occurrences. Approximately 37.4% of our properties are located in California and are generally in areas that are subject to risks of earthquake-related damage. In the event of an earthquake, fire, hurricane or other natural disaster, we would remain liable on any mortgage debt or other unsatisfied obligations related to that property. In addition, we may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be available or cost-effective. Significant natural disasters, terrorist attacks, threats of future terrorist attacks, or resulting wider armed conflict could have negative impacts on the U.S. economy, reducing demand for our rental space and impairing our operating results, even if our specific losses were covered. This could negatively affect our operating results, cash available for distribution or reinvestment and stock price.

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

Operating costs, including property taxes, could increase: We could be subject to increases in insurance premiums, property and other taxes, repair and maintenance costs, payroll, utility costs, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases, weather, changes to governmental safety and real estate use limitations, as well as other governmental actions. Our property tax expense, which totaled $43.2 million during the year ended December 31, 2018, generally depends upon the assessed value of our real estate facilities as determined by assessors and government agencies, and accordingly could be subject to substantial increases if such agencies changed their valuation approaches or opinions or if new laws are enacted.

We have exposure to increased property tax in California: Approximately $115.6 million of our 2018 net operating income is from our properties in California, and we incurred approximately $14.0 million in related property tax expense. Due to the impact of Proposition 13, which generally limits increases in assessed values to 2% per year, the assessed value and resulting property tax we pay is significantly less than it would be if the properties were assessed at current values. From time to time proposals have been made to reduce the beneficial impact of Proposition 13, particularly with respect to commercial and industrial (non-residential) real estate. In late 2018, an initiative qualified for California’s November 2020 statewide ballot that would create a “split roll,” generally making Proposition 13’s protections only applicable to residential real estate.  We cannot predict whether the initiative will actually be on the ballot in 2020, or what the prospects for passage might be, or whether other changes to Proposition 13 may be proposed or adopted.  If the initiative or a similar proposal were to be adopted, it would end the beneficial effect of Proposition 13 for our properties, and our property tax expense could increase substantially, adversely affecting our cash flow from operations and net income.

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

We incur liability from customer and employment-related claims: From time to time we have to make monetary settlements or defend actions or arbitration to resolve customer or employment-related claims and disputes. Settling any such liabilities could negatively impact our earnings and cash available for distribution to shareholders, and could also adversely affect our ability to sell, lease, operate, or encumber affected facilities.

Our development of real estate can subject us to certain risks:  As of December 31, 2018, we have a 95% interest in a 395-unit multifamily apartment complex with an aggregate cost of $115.4 million, including the fair value of the land. We are also seeking entitlements for an additional multifamily development and are considering the potential redevelopment of other facilities in our portfolio. Development or redevelopment of facilities are subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, failures of our development partners, financing risks, and the possible inability to meet expected occupancy and rent levels. In addition, we do not have experience in multifamily development and are relying to some degree on the experience of our joint venture partner. As a result of these risks, our development projects may be worth less or may generate less revenue than we believed at the time of development. Any of the foregoing risks could negatively impact our operating results, cash flow available for distribution or reinvestment and our stock price. In addition, we may be unable to successfully integrate and effectively manage the properties we develop, which could adversely affect our results of operations.

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

We may need to borrow funds to meet our REIT distribution requirements.

As a REIT, we must distribute substantially all of our “REIT taxable income” to our shareholders. Our income consists primarily of our share of our OP’s income. We intend to make sufficient distributions to qualify as a REIT and otherwise avoid corporate tax. However, differences in timing between income and expenses and the need to make nondeductible expenditures such as capital improvements and principal payments on debt could force us to borrow funds to make necessary shareholder distributions. Future dividend levels are not determinable at this time.

Changes in tax laws could negatively impact us.

The United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively modify our tax treatment and, therefore, may adversely affect taxation of us or our shareholders.

PS has significant influence over us.

As of December 31, 2018, PS owned 7.2 million shares of the Company’s common stock and 7.3 million common units of the OP (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.7% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at December 31, 2018.  In addition, the PS Business Parks name and logo are owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice. Ronald L. Havner, Jr., the Company’s chairman, is also Chairman of Trustees of PS. Joseph D. Russell, Jr. is a director and former Chief Executive Officer of the Company and also President and Chief Executive Officer of PS. Gary E. Pruitt, an independent director of the Company, is also a trustee of PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the OP. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over or acquire our Company without PS’s approval, even if favorable to our public shareholders.

Provisions in our organizational documents may prevent changes in control.

Our articles generally prohibit any person from owning more than 7% of our shares: Our articles of incorporation restrict the number of shares that may be owned by any “person,” and the partnership agreement of our OP contains an anti-takeover provision. No shareholder (other than PS and certain other specified shareholders) may own more than 7% of the outstanding shares of our common stock, unless our Board of Directors of the Company (the “Board”) waives this limitation. We imposed this limitation to avoid, to the extent possible, a concentration of ownership that might jeopardize our ability to qualify as a REIT. This limitation, however, also makes a change of control much more difficult (if not impossible). These provisions will prevent future takeover attempts not supported by PS even if a majority of our public shareholders consider it to be in their best interests, such as to receive a premium for their shares over market value or for other reasons.

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

Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies including those applicable to our status as a REIT, and those imposed by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the New York Stock Exchange (the “NYSE”), as well as applicable local, state and national labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance and restatement of our financial statements and could also affect the marketability of our real estate facilities.

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

Preferred Shareholders are subject to certain risks.

Holders of our preferred shares have preference rights over our common shareholders with respect to liquidation and distributions, which gives them some assurance of continued payment of their stated dividend rate, and receipt of their principal upon liquidation of the Company or redemption of their securities. However, holders of our preferred shares should consider the following risks:

•

The Company has in the past, and could in the future, issue or assume additional debt. Preferred shareholders would be subordinated to the interest and principal payments of such debt, which would increase the risk that there would not be sufficient funds to pay distributions or liquidation amounts to the preferred shareholders.

•

The Company has in the past, and could in the future, issue additional preferred shares that, while pari passu to the existing preferred shares, increases the risk that there would not be sufficient funds to pay distributions to the preferred shareholders.

•

While the Company has no plans to do so, if the Company were to lose its REIT status or no longer elect REIT status, it would no longer be required to distribute its taxable income to maintain REIT status. If, in such a circumstance, the Company ceased paying dividends, unpaid distributions to the preferred shareholders would continue to accumulate. While the preferred shareholders would have the ability to elect two additional members to serve on our Board until the arrearage was cured. The preferred shareholders would not receive any compensation (such as interest) for the delay in the receipt of distributions, and it is possible that the arrearage could accumulate indefinitely.

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

The execution of our business strategy is heavily dependent on the use of technologies and systems, including the Internet, to access, store, transmit, deliver and manage information and processes. We rely extensively on third-party vendors to retain data, process transactions and provide other systems services. The failure, damage or interruption of these systems, including as a result of power outages, computer and telecommunications failures, hackers, computer worms, viruses and other destructive or disruptive security breaches, natural disasters, terrorist attacks, and other catastrophic events could significantly and have a material adverse effect on our business.

If our confidential information is compromised or corrupted, including as a result of a cybersecurity breach, our reputation and business relationships could be damaged, which could adversely affect our financial condition and operating results.

In the ordinary course of our business we acquire and store sensitive data, including personally identifiable information of our prospective and current customers and our employees. The secure processing and maintenance of this information is critical to our operations and business strategy. Although we believe we have taken commercially reasonable steps to protect the security of our confidential information, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. Despite our security measures, our information technology and infrastructure could be vulnerable to a cyberattack or other data security breach which would penetrate our network security and our or our customers’ or employees’ confidential information could be compromised or misappropriated. Our confidential information may also be compromised due to programming or human error or malfeasance. Ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business from multiple regulatory agencies at the local, state, federal, or international level, compliance with those requirement could also result in additional costs, or we could fail to comply with those requirements due to various reasons such as not being aware of them.

Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, any of which could adversely affect our results of operations, reputation and competitive position. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing our facilities. Such events could lead to lost future revenues and adversely affect our results of operations and could result in remedial and other costs, fines or lawsuits, which could be in excess of any available insurance that we have procured.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2018, we owned 96 business parks consisting of a geographically diverse portfolio of 28.2 million rentable square feet of commercial real estate which consists of 17.5 million square feet of industrial space, 6.7 million square feet of flex space and 4.0 million square feet of office space. The weighted average occupancy rate for these assets throughout 2018 was 94.2% and the realized rent per square foot was $15.34.

The following table reflects the geographical diversification of the 96 business parks owned by the Company as of December 31, 2018, the type of the rentable square footage and the weighted average occupancy rates throughout 2018 (except as set forth below, all of the properties are held in fee simple interest) (in thousands, except number of business parks):

						Weighted
	Number of					Average
	Business	Rentable Square Footage				Occupancy
Region	Parks	Industrial	Flex	Office	Total	Rate
Northern California	29	6,391	514	340	7,245	97.8%
Southern California	15	2,299	953	31	3,283	97.6%
Dallas (1)	12	1,300	1,587	—	2,887	89.7%
Austin	9	755	1,208	—	1,963	92.5%
Northern Virginia	19	1,564	1,440	1,970	4,974	90.6%
South Florida	3	3,728	126	12	3,866	96.4%
Suburban Maryland	6	394	576	1,608	2,578	86.9%
Seattle	3	1,092	270	28	1,390	98.2%
Total	96	17,523	6,674	3,989	28,186	94.2%

____________________________

(1)	The Company owns two properties comprised of 231,000 square feet that are subject to ground leases in Las Colinas, Texas. These leases expire in 2029 and 2030.

Along with the 28.2 million rentable square feet of commercial space, we also have a 95.0% interest in a 395-unit apartment complex.

We currently anticipate that each of our properties will continue to be used for its current purpose, other than the one property held for development. However, we will from time to time evaluate our properties from a highest and best use perspective, and may identify higher and better uses for its real estate. We renovate our properties in connection with the re-leasing of space to customers and expect to fund the costs of such renovations generally from rental income.

Competition exists in each of the market areas in which these properties are located, and we have risks that customers could default on leases and declare bankruptcy. We believe these risks are mitigated through the Company’s geographic diversity and diverse customer base.

Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for portfolio information with respect to lease expirations and operating results in 2018,  2017 and 2016 by region and by type of rentable space.

ITEM 3. LEGAL PROCEEDINGS

We are not presently subject to material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine actions, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance or third party indemnifications and all of which collectively are not expected to have a materially adverse effect on our financial condition, results of operations, or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity:

The common stock of the Company trades on the NYSE under the symbol PSB.

Holders:

As of February 18, 2019, there were 283 holders of record of the common stock.

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

Issuer Repurchases of Equity Securities:

The Board previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended December 31, 2018, there were no shares of the Company’s common stock repurchased. As of December 31, 2018, the Company has 1,614,721 shares available for repurchase under the program. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans:

The equity compensation plan information is provided in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and operating information on a historical basis of the Company. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in this Form 10-K.

	For The Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Rental income	$413,516	$402,179	$386,871	$373,135	$376,255

Expenses
Cost of operations	126,547	125,340	123,108	121,224	127,371
Depreciation and amortization	99,242	94,270	99,486	105,394	110,357
General and administrative	10,155	9,679	14,862	13,582	13,639
Total operating expenses	235,944	229,289	237,456	240,200	251,367

Interest and other income	1,510	942	1,233	1,130	1,032
Interest and other expense	(665)	(1,285)	(5,664)	(13,330)	(13,593)
Equity in loss of unconsolidated joint venture	—	(805)	—	—	—
Gain on sale of real estate facilities	93,484	1,209	—	28,235	92,373
Gain on sale of development rights	—	6,365	—	—	—
Net income	271,901	179,316	144,984	148,970	204,700
Allocation to noncontrolling interests	(45,199)	(24,279)	(16,955)	(18,495)	(30,729)
Net income allocable to PS Business Parks, Inc.	226,702	155,037	128,029	130,475	173,971
Allocation to preferred shareholders based upon
Distributions	(51,880)	(52,873)	(57,276)	(59,398)	(60,488)
Redemptions	—	(10,978)	(7,312)	(2,487)	—
Allocation to restricted stock unit holders	(1,923)	(761)	(569)	(299)	(329)
Net income allocable to common shareholders	$172,899	$90,425	$62,872	$68,291	$113,154

Per Common Share:
Cash Distributions (1)	$3.80	$3.40	$3.00	$2.20	$4.75
Net income — basic	$6.33	$3.32	$2.32	$2.53	$4.21
Net income — diluted	$6.31	$3.30	$2.31	$2.52	$4.19
Weighted average common shares — basic	27,321	27,207	27,089	26,973	26,899
Weighted average common shares — diluted	27,422	27,412	27,179	27,051	27,000

____________________________

(1)	Amount includes a $2.75 per common share special cash dividend for the year ended December 31, 2014.

	As Of And For The Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per square foot data)
Balance Sheet Data
Total assets	$2,068,594	$2,100,159	$2,119,371	$2,186,658	$2,227,114
Total debt	$—	$—	$—	$250,000	$250,000
Preferred stock called for redemption	$—	$130,000	$230,000	$—	$—
Equity
PS Business Parks, Inc.'s shareholders' equity
Preferred stock	$959,750	$959,750	$879,750	$920,000	$995,000
Common stock	$805,612	$733,561	$733,509	$740,496	$718,281
Noncontrolling interests	$218,091	$196,625	$197,455	$200,103	$194,928
Other Data
Net cash provided by operating activities	$276,153	$271,614	$250,507	$238,839	$228,180
Net cash (used in) provided by investing activities	$(36,066)	$(79,237)	$(85,008)	$3,131	$113,188
Net cash used in financing activities	$(317,590)	$(205,036)	$(225,782)	$(205,525)	$(220,382)
Square footage owned at the end of period	28,186	28,028	28,072	27,969	28,550
Weighted average occupancy rate (1)	94.2%	93.8%	94.0%	92.8%	91.3%
Revenue per occupied square foot (1) (2)	$15.34	$15.30	$14.61	$14.27	$14.00

____________________________

(1)

Weighted average occupancy and revenue per occupied square foot of our total portfolio for each of the last five years, including assets sold and held for sale. The amounts shown in 2018 exclude the assets sold during the year.

(2)	Excludes material lease buyout payments of $528,000 for the year ended December 31, 2016.

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

Our evaluation that we have met the REIT requirements could be incorrect, because compliance with the tax rules requires factual determinations, and circumstances we have not identified could result in noncompliance with the tax requirements in current or prior years. For any taxable year that we fail to qualify as a REIT and for which applicable statutory relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income for at least that year and the ensuing four years, we could be subject to penalties and interest, and our net income would be materially different from the amounts shown in our consolidated financial statements.

Accounting for Acquired Real Estate Facilities: We estimate the fair values of the land, buildings, intangible assets and intangible liabilities for purposes of allocating purchase price. Such estimates are based upon many assumptions and judgments, including (i) market rates of return and capitalization rates on real estate and intangible assets, (ii) building and material cost levels, (iii) comparisons of the acquired underlying land parcels to recent land transactions, (iv) estimated market rent levels and (v) future cash flows from the real estate and the existing customer base. Others could come to materially different conclusions as to the estimated fair values, which would result in different depreciation and amortization expense, rental income, gains and losses on sale of real estate assets, and real estate and intangible assets.

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

Accrual for Uncertain and Contingent Liabilities: We accrue for certain contingent and other liabilities that have significant uncertain elements, such as property taxes, performance bonuses and other operating expenses, as well as other legal claims and disputes involving customers, employees, governmental agencies and other third parties. We estimate such liabilities based upon many factors such as past trends and our evaluation of likely outcomes. However, the estimates of known liabilities could be incorrect or we may not be aware of all such liabilities, in which case our accrued liabilities and net income could be materially different.

Business Overview

Our overall operating results are impacted primarily by the performance of our existing real estate facilities, which at December 31, 2018 are comprised of 28.2 million rentable square feet of primarily multi-tenant industrial, flex and office properties concentrated in six states and a 95.0% interest in a 395-unit multifamily apartment complex. Our multi-tenant commercial properties are located in markets that have experienced long-term economic growth with a particular concentration on small- and medium-size customers. Accordingly, a significant degree of management attention is paid to maximizing the cash flow from our existing real estate portfolio. Also, our strong and conservative capital structure allows us the flexibility to use debt and equity capital prudently to fund our growth, which allows us to acquire properties we believe will create long-term value. From time to time we sell properties which no longer fit the Company’s strategic objectives.

At January 1, 2018, we reclassified 7.6 million rentable square feet from “flex” space, as presented in our December 31, 2017 annual report, to “industrial” space based upon a thorough review of our properties’ office to warehouse ratio. We believe the reclassification will assist investors to better understand our business operations.

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

Development or redevelopment of real estate facilities: We also may seek to redevelop our existing real estate. We own a large contiguous block of real estate (628,000 rentable square feet on 44.5 acres of land) located within an area known as The Mile in Tysons, Virginia. We demolished one of our existing office buildings at The Mile and built Highgate at a  cost, including the estimated fair value of existing land, of $115.4 million.

While multifamily real estate is not a core asset class for us, we determined that multifamily real estate represented a unique opportunity and the highest and best use of that parcel. We have partnered through a joint venture with a local developer and operator of multifamily space in order to leverage their operational experience. See “Analysis of Net Income – Multifamily”, “Analysis of Net Income – Equity in loss of unconsolidated joint venture” below and Notes 3 and 4 to our consolidated financial statements for more information on Highgate.

We commenced consolidating Highgate beginning January 1, 2018. Prior to January 1, 2018, we accounted for our investment in the joint venture using the equity method and accordingly, reflected our share of net loss under “equity in loss of unconsolidated joint venture.”

We have an additional 123,000 square foot vacant office building located within The Mile that we are seeking to demolish in order to construct another multifamily property on the parcel. This parcel is reflected on our consolidated balance sheets as land and building held for development. The scope and timing of development of this site is subject to a variety of contingencies, including approval of entitlements. We do not expect that development will commence any earlier than the first quarter of 2020.

Sales of Real Estate Facilities:  We may from time to time sell individual real estate facilities based on market conditions, fit with our existing portfolio, evaluation of long-term potential returns of markets or product types, or other reasons.

On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet, located in Orange County, California, for net sale proceeds of $41.7 million, which resulted in a gain of $26.8 million. On April 18, 2018, we sold Orange County Business Center, a park consisting of five multi-tenant office buildings totaling 437,000 square feet located in Orange County, California, for net sale proceeds of $73.3 million, which resulted in a gain of $50.6 million. On April 30, 2018, we sold Northgate Business Park, a park consisting of seven multi-tenant flex buildings totaling 194,000 square feet located in Dallas, Texas, for net sale proceeds of $11.8 million, which resulted in a gain of $7.9 million. On October 31, 2018, we sold Orangewood Office Park, a park consisting of two multi-tenant office buildings totaling 107,000 square feet located in Orange County, California, for net sale proceeds of $18.3 million, which resulted in a gain of $8.2 million.

On May 1, 2017, we sold Empire Commerce, a two-building single-story office park comprising 44,000 square feet, located in Dallas, Texas, for net sale proceeds of $2.1 million, which resulted in a net gain of $1.2 million.

The operations of the facilities we sold are presented below under “assets sold or held for development.”

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of December 31, 2018, industry groups that represented more than 10% of our annual rental income were business services,  warehouse, distribution, transportation and logistics, computer hardware, software and related services and health services.  No other industry group represents more than 10% of our annualized rental income as depicted in the following table.

Percent of
Annualized
Industry	Rental Income
Business services	19.3%
Warehouse, distribution, transportation and logistics	11.4%
Computer hardware, software and related services	10.6%
Health services	10.1%
Retail, food, and automotive	7.7%
Engineering and construction	7.3%
Government	7.0%
Insurance and financial services	3.6%
Electronics	3.1%
Home furnishings	2.6%
Communications	1.9%
Aerospace/defense products and services	1.9%
Educational services	1.1%
Other	12.4%
Total	100.0%

As of December 31, 2018, leases from our top 10 customers comprised 9.4% of our annualized rental income, with only one customer, the U.S. Government (4.0%), representing more than 1% as depicted in the following table (in thousands).

			Percent of
		Annualized	Annualized
Customers	Square Footage	Rental Income (1)	Rental Income
U.S. Government	681	$16,656	4.0%
Luminex Corporation	199	3,949	1.0%
Keeco, L.L.C.	460	2,870	0.7%
Lockheed Martin Corporation	143	2,670	0.6%
CEVA Logistics U.S., Inc.	213	2,340	0.6%
KZ Kitchen Cabinet & Stone	191	2,310	0.6%
Applied Materials, Inc.	162	2,236	0.5%
Carbel, LLC	207	2,054	0.5%
Investorplace Media, LLC	46	1,925	0.5%
Raytheon	78	1,720	0.4%
Total	2,380	$38,730	9.4%

____________________________

(1)	For leases expiring prior to December 31, 2019, annualized rental income represents income to be received under existing leases from January 1, 2019 through the date of expiration.

Customer credit risk: We have historically experienced a low level of write-offs of uncollectible rents, with less than 0.5% of rental income written off in any year over the last seven years. However, there can be no assurance that write offs may not increase, because there is inherent uncertainty in a customer’s ability to continue paying rent and meet its full lease obligation. As of February 18, 2019, we had 158,000 square feet of leased space occupied by five customers that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement, which we are not obligated to grant but will consider under certain circumstances.

Net Operating Income

We evaluate the performance of our business parks primarily based on net operating income (“NOI”), a measure that is not defined in accordance with U.S. generally accepted accounting principles (“GAAP”). We define NOI as adjusted rental income less adjusted cost of operations. Adjusted rental income represents rental income, excluding material lease buyout payments, which we believe are not reflective of ongoing rental income. Adjusted cost of operations represents cost of operations, excluding Senior Management Long-Term Equity Incentive Plan (“LTEIP”) amortization, which can vary significantly period to period based upon-the performance of the whole company, rather than just property operations.

We believe NOI assists investors in analyzing the performance and value of our business parks by excluding (i) corporate items not related to the results of our business parks, (ii) depreciation and amortization expense because it does not accurately reflect changes in the value of our business parks and (iii) material lease buyout payments and LTEIP amortization as these items significantly vary from period to period and thus impact comparability across periods. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to performance measures calculated in accordance with GAAP.

See “Analysis of net income” below for reconciliations of each of these measures to their closest analogous GAAP measure from our consolidated statements of income.

Results of Operations

Operating Results for 2018 and 2017

For the year ended December 31, 2018, net income allocable to common shareholders was $172.9 million or $6.31 per diluted share, compared to $90.4 million or $3.30 per diluted share for the year ended December 31, 2017.  The increase was mainly due to the gain on the sale of three office parks in Orange County, California, and an industrial park in Dallas, Texas, during 2018, charges related to the redemption of preferred stock incurred in 2017 that did not recur in 2018 and an increase in NOI of $9.1 million with respect to our real estate facilities. The increase in NOI includes a $7.1 million increase from our Same-Park facilities (defined below) due primarily to increased occupancy and higher revenue per occupied square foot combined with increased NOI from our non-Same Park and multifamily assets, partially offset by reduced NOI generated from facilities we sold in 2018.

Operating Results for 2017 and 2016

For the year ended December 31, 2017,  net income allocable to common shareholders was $90.4 million or $3.30 per diluted share, compared to $62.9 million or $2.31 per diluted share for the year ended December 31, 2016.  The increase was due to a $12.9 million increase in NOI with respect to our real estate facilities, the gain on the sale of the real estate facilities and development rights, a reduction in preferred distributions and a reduction in interest expense due to the repayment of debt, partially offset by an increase in charges related to the redemption of preferred securities. The increase in NOI includes a $14.2 million increase from our Same-Park facilities due primarily to higher revenue per occupied square foot and increased occupancy, offset partially by reduced NOI with respect to facilities we sold or held for development.

Analysis of Net Income

Our net income is comprised primarily of our real estate operations, depreciation and amortization expense, general and administrative expenses, interest and other income, interest and other expenses and gain on sale of real estate facilities and development rights.

We segregate our real estate activities into (a) same park operations, representing all operating properties acquired prior to January 1, 2016, comprising 26.9 million rentable square feet of our 28.2 million total rentable square feet at December 31, 2018 (the “Same Park” facilities), (b) non-same park operations, representing those facilities we own that were acquired after January 1, 2016 (the “Non-Same Park” facilities), (c) multifamily operations and (d) assets sold or held development, representing facilities whose existing operations are no longer part of our ongoing operations, because they were sold or developed or converted to alternate use.

The table below sets forth the various components of our net income (in thousands):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
	2018	2017	Variance	2017	2016	Variance
Rental income
Adjusted rental income (1)
Same Park	$392,149	$384,504	$7,645	$384,504	$367,663	$16,841
Non-Same Park	8,680	1,495	7,185	1,495	296	1,199
Multifamily	7,353	—	7,353	—	—	—
Assets sold or held for development (2)	5,334	16,180	(10,846)	16,180	18,384	(2,204)
Lease buyout payment	—	—	—	—	528	(528)
Total rental income	413,516	402,179	11,337	402,179	386,871	15,308

Cost of operations
Adjusted cost of operations (3)
Same Park	115,602	115,055	547	115,055	112,399	2,656
Non-Same Park	3,355	1,373	1,982	1,373	289	1,084
Multifamily	4,054	—	4,054	—	—	—
Assets sold or held for development (2)	2,268	6,581	(4,313)	6,581	7,417	(836)
LTEIP amortization	1,268	2,331	(1,063)	2,331	3,003	(672)
Total cost of operations	126,547	125,340	1,207	125,340	123,108	2,232

Net operating income (4)
Same Park	276,547	269,449	7,098	269,449	255,264	14,185
Non-Same Park	5,325	122	5,203	122	7	115
Multifamily	3,299	—	3,299	—	—	—
Assets sold or held for development (2)	3,066	9,599	(6,533)	9,599	10,967	(1,368)
Lease buyout payment	—	—	—	—	528	(528)
LTEIP amortization	(1,268)	(2,331)	1,063	(2,331)	(3,003)	672
Depreciation and amortization expense	(99,242)	(94,270)	(4,972)	(94,270)	(99,486)	5,216
General and administrative expense	(10,155)	(9,679)	(476)	(9,679)	(14,862)	5,183
Interest and other income	1,510	942	568	942	1,233	(291)
Interest and other expense	(665)	(1,285)	620	(1,285)	(5,664)	4,379
Equity in loss of unconsolidated joint venture	—	(805)	805	(805)	—	(805)
Gain on sale of real estate facilities	93,484	1,209	92,275	1,209	—	1,209
Gain on sale of development rights	—	6,365	(6,365)	6,365	—	6,365
Net income	$271,901	$179,316	$92,585	$179,316	$144,984	$34,332

____________________________

(1)	Adjusted rental income excludes material lease buyout payments.
(2)

The operations for “assets sold or held for development” are primarily comprised of the historical operations, for all periods shown, of the 705,000 rentable square feet of office product and 194,000 rentable square feet of flex product sold in 2018.  For the year ended December 31, 2017, “assets sold or held for development” includes historical operations of 44,000 square feet of assets sold during 2017.  For the year ended December 31, 2016, “assets sold or held for development” also includes historical operations from a 123,000 square foot office building held for development.

(3)	Adjusted cost of operations excludes the impact of LTEIP amortization.
(4)	Net operating income represents adjusted rental income less adjusted cost of operations.

Rental income increased $11.3 million in 2018 compared to 2017 and by $15.3 million in 2017 as compared to 2016 due primarily to increases in adjusted rental income at the Same Park and Non-Same Park facilities, offset partially by adjusted rental income from assets sold or held for development. The 2018 increase was also attributable to rental income from our multifamily asset. The increases in adjusted rental income at the Same Park facilities in 2018 and 2017 were due primarily to higher revenue per occupied square foot and increased occupancy.

Cost of operations increased $1.2 million in 2018 compared to 2017 and by $2.2 million in 2017 as compared to 2016 due primarily to increases in adjusted cost of operations for the Same Park and Non-Same Park facilities, offset partially by adjusted costs of operations from assets sold or held for development. The 2018 increase was also attributed to cost of operations from our multifamily asset. The 2018 and 2017 increases in cost of operations was partially offset by lower LTEIP amortization.

Net income increased $92.6 million in 2018 compared to 2017 and by $34.3 million in 2017 compared to 2016. The 2018 increase in net income was primarily due to the gain on the sale of three office parks in Orange County,

California, and an industrial park in Dallas, Texas, during 2018 combined with higher rental income partially offset by higher depreciation and amortization expense. The 2017 increase was due primarily to higher rental income combined with gain on the sale of the real estate facilities and development rights, lower depreciation and amortization expense, lower general and administrative expenses and a reduction in interest expense.

Same Park Facilities

The Same Park facilities are those that we have owned and operated since January 1, 2016. We evaluate the operations of these facilities to provide an informative view of how the Company’s portfolio has performed over comparable periods. We believe that Same Park information is used by investors and analysts in a similar manner. The following table summarizes the historical operating results of these facilities and certain statistical information related to leasing activity in 2018, 2017 and 2016 (in thousands, except per square foot data):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
	2018	2017	Variance	2017	2016	Variance
Adjusted rental income	$392,149	$384,504	2.0%	$384,504	$367,663	4.6%

Adjusted cost of operations
Property taxes	40,175	39,279	2.3%	39,279	38,177	2.9%
Utilities	22,437	21,934	2.3%	21,934	22,026	(0.4%)
Repairs and maintenance	24,569	25,832	(4.9%)	25,832	23,414	10.3%
Snow removal	910	544	67.3%	544	1,810	(69.9%)
Other expenses	27,511	27,466	0.2%	27,466	26,972	1.8%
Total	115,602	115,055	0.5%	115,055	112,399	2.4%

NOI	$276,547	$269,449	2.6%	$269,449	$255,264	5.6%

Selected Statistical Data
NOI margin (1)	70.5%	70.1%	0.6%	70.1%	69.4%	1.0%
Weighted average square foot occupancy	94.9%	94.4%	0.5%	94.4%	94.3%	0.1%
Revenue per occupied square foot (2)	$15.36	$15.15	1.4%	$15.15	$14.50	4.5%

____________________________

(1)	NOI margin is computed by dividing NOI by adjusted rental income.
(2)	Revenue per occupied square foot is computed by dividing adjusted rental income during the period by weighted average occupied square feet during the same period.

Analysis of Same Park Adjusted Rental Income

Adjusted rental income generated by the Same Park facilities increased 2.0% in 2018 as compared to 2017 and by 4.6% in 2017 as compared to 2016. These increases were due primarily to higher rental rates charged to our customers, as revenue per occupied square foot increased 1.4% and 4.5% in 2018 and 2017, respectively, compared to the year prior. Weighted average occupancy increased 0.5% and 0.1% in 2018 and 2017, respectively, compared to the year prior.

We believe that high occupancies help maximize our rental income. Accordingly, we seek to maintain a weighted average occupancy over 90%.

During 2018 and 2017, most markets continued to reflect favorable conditions allowing for stable occupancy as well as increasing rental rates. With the exception of Northern Virginia and Suburban Maryland markets, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions and tenant demand remained robust.

Our future revenue growth will come primarily from potential increases in market rents allowing us to increase rent levels when leases are either renewed with existing customers or re-leased to new customers. The following table sets forth the expirations of existing leases in our Same Park portfolio over the next 10 years based on lease data at December 31, 2018 (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
2019	1,955	6,534	25.4%	$101,304	23.8%
2020	1,480	6,084	23.7%	94,857	22.2%
2021	701	3,895	15.1%	64,006	15.0%
2022	313	3,437	13.4%	60,759	14.3%
2023	297	2,630	10.2%	44,439	10.4%
2024	56	1,220	4.7%	20,566	4.8%
2025	37	1,084	4.2%	21,803	5.1%
2026	16	245	1.0%	5,332	1.3%
2027	6	24	0.1%	962	0.2%
2028	9	309	1.2%	5,935	1.4%
Thereafter	9	252	1.0%	6,521	1.5%
Total	4,879	25,714	100.0%	$426,484	100.0%

During the year ended December 31, 2018, we leased 7.2 million in rentable square feet to new and existing customers, with an average increase in rental rates over the previous rates of 5.1%. Renewals of leases with existing customers represented 63.3% of our leasing activity for the year ended December 31, 2018. See “Analysis of Same Park Market Trends” below for further analysis of such data on a by-market basis.

Our ability to re-lease space on expired leases in a way that minimizes vacancy periods and achieves market rental rates will depend upon market conditions in the specific submarkets in which each of our properties are located.

Analysis of Same Park Adjusted Cost of Operations

Adjusted costs of operations generated by the Same Park facilities increased 0.5% in 2018 as compared to 2017 due primarily to increased property taxes, higher utility costs and snow removal costs, partially offset by lower repairs and maintenance expense.  Adjusted costs of operations increased by 2.4% in 2017 as compared to 2016 due primarily to increased repairs and maintenance expense and property taxes partially offset by reduced snow removal costs.

Property taxes increased 2.3% in 2018 as compared to 2017 and by 2.9% in 2017 as compared to 2016 due primarily to higher assessed values. We expect property tax growth in the future due primarily to higher assessed values and changes in tax rates.

Utilities are dependent primarily upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities increased 2.3% in 2018 as compared to 2017 and decreased 0.4% in 2017 as compared to 2016. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not predictable. However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates in the future.

Repairs and maintenance decreased 4.9% in 2018 as compared to 2017 due to incremental costs in 2017 relating to Hurricane Irma and increased by 10.3% in 2017 as compared to 2016 for the same reason. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable.

Snow removal increased 67.3% in 2018 as compared to 2017 and decreased by 69.9% in 2017 as compared to 2016. Snow removal costs are weather dependent and therefore not predictable.

Other expenses increased 0.2% in 2018 as compared to 2017 and 1.8% in 2017 as compared to 2016. These costs are comprised of on site and supervisory personnel, property insurance and other expenses incurred in the operation of our properties. We expect increases in other expenses to be similar to the increases in prior years.

Same Park Quarterly Trends

The following table sets forth historical quarterly data in the operations of the Same Park facilities for adjusted rental income, adjusted cost of operations, occupancies, and annualized revenue per occupied square foot (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Full Year
Adjusted rental income
2018	$98,022	$97,760	$98,228	$98,139	$392,149
2017	$95,756	$95,464	$96,073	$97,211	$384,504
2016	$91,341	$91,617	$92,103	$92,602	$367,663

Adjusted cost of operations
2018	$30,035	$28,865	$28,817	$27,885	$115,602
2017	$28,214	$28,008	$29,191	$29,642	$115,055
2016	$29,384	$27,086	$28,211	$27,718	$112,399

Weighted average square foot occupancy
2018	94.6%	94.6%	95.0%	95.2%	94.9%
2017	94.6%	93.7%	94.1%	95.1%	94.4%
2016	94.3%	93.8%	94.2%	94.8%	94.3%

Annualized revenue per occupied square foot
2018	$15.40	$15.36	$15.36	$15.32	$15.36
2017	$15.05	$15.15	$15.18	$15.20	$15.15
2016	$14.40	$14.52	$14.54	$14.53	$14.50

Analysis of Same Park Market Trends

The following tables set forth adjusted rental income,  adjusted cost of operations, occupancy data and revenue per occupied square foot by period in our Same Park facilities (in thousands, except per square foot data):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
Region	2018	2017	Variance	2017	2016	Variance

Selected Geographic Data on Same Park

Adjusted rental income
Northern California (7.2 million feet)	$99,610	$93,032	7.1%	$93,032	$86,395	7.7%
Southern California (3.3 million feet)	52,873	50,269	5.2%	50,269	47,583	5.6%
Dallas (2.9 million feet)	30,899	31,398	(1.6%)	31,398	29,896	5.0%
Austin (2.0 million feet)	29,608	29,240	1.3%	29,240	27,467	6.5%
Northern Virginia (3.9 million feet)	73,818	75,590	(2.3%)	75,590	76,285	(0.9%)
South Florida (3.9 million feet)	41,824	41,082	1.8%	41,082	38,153	7.7%
Suburban Maryland (2.3 million feet)	46,313	47,742	(3.0%)	47,742	46,811	2.0%
Seattle (1.4 million feet)	17,204	16,151	6.5%	16,151	15,073	7.2%
Total Same Park (26.9 million feet)	392,149	384,504	2.0%	384,504	367,663	4.6%

Adjusted cost of operations
Northern California	23,155	23,532	(1.6%)	23,532	22,619	4.0%
Southern California	13,683	13,382	2.2%	13,382	13,072	2.4%
Dallas	11,086	10,649	4.1%	10,649	10,635	0.1%
Austin	10,491	9,891	6.1%	9,891	9,487	4.3%
Northern Virginia	25,437	25,018	1.7%	25,018	25,494	(1.9%)
South Florida	11,003	11,349	(3.0%)	11,349	10,578	7.3%
Suburban Maryland	16,362	17,158	(4.6%)	17,158	16,603	3.3%
Seattle	4,385	4,076	7.6%	4,076	3,911	4.2%
Total Same Park	115,602	115,055	0.5%	115,055	112,399	2.4%

Net operating income
Northern California	76,455	69,500	10.0%	69,500	63,776	9.0%
Southern California	39,190	36,887	6.2%	36,887	34,511	6.9%
Dallas	19,813	20,749	(4.5%)	20,749	19,261	7.7%
Austin	19,117	19,349	(1.2%)	19,349	17,980	7.6%
Northern Virginia	48,381	50,572	(4.3%)	50,572	50,791	(0.4%)
South Florida	30,821	29,733	3.7%	29,733	27,575	7.8%
Suburban Maryland	29,951	30,584	(2.1%)	30,584	30,208	1.2%
Seattle	12,819	12,075	6.2%	12,075	11,162	8.2%
Total Same Park	$276,547	$269,449	2.6%	$269,449	$255,264	5.6%

Weighted average square foot occupancy
Northern California	97.8%	95.9%	2.0%	95.9%	96.8%	(0.9%)
Southern California	97.6%	96.4%	1.2%	96.4%	96.2%	0.2%
Dallas	89.7%	90.3%	(0.7%)	90.3%	90.0%	0.3%
Austin	92.5%	94.9%	(2.5%)	94.9%	96.9%	(2.1%)
Northern Virginia	92.8%	91.4%	1.5%	91.4%	92.3%	(1.0%)
South Florida	96.4%	97.5%	(1.1%)	97.5%	94.0%	3.7%
Suburban Maryland	89.3%	88.7%	0.7%	88.7%	87.8%	1.0%
Seattle	98.2%	98.1%	0.1%	98.1%	98.5%	(0.4%)
Total Same Park	94.9%	94.4%	0.5%	94.4%	94.3%	0.1%

Revenue per occupied square foot
Northern California	$14.06	$13.39	5.0%	$13.39	$12.32	8.7%
Southern California	$16.50	$15.90	3.8%	$15.90	$15.07	5.5%
Dallas	$11.92	$12.03	(0.9%)	$12.03	$11.50	4.6%
Austin	$16.29	$15.69	3.8%	$15.69	$14.43	8.7%
Northern Virginia	$20.31	$21.10	(3.7%)	$21.10	$21.10	—
South Florida	$11.23	$10.90	3.0%	$10.90	$10.50	3.8%
Suburban Maryland	$22.02	$22.88	(3.8%)	$22.88	$22.65	1.0%
Seattle	$12.60	$11.84	6.4%	$11.84	$11.01	7.5%
Total Same Park	$15.36	$15.15	1.4%	$15.15	$14.50	4.5%

Supplemental Same Park Data by Product Type

The following supplemental tables provide further detail of our Same Park adjusted rental income, adjusted cost of operations and net operating income by region, further segregated by industrial, flex and office for each of the three years ended December 31, 2018,  2017 and 2016.

	For the Year Ended December 31, 2018				For the Year Ended December 31, 2017				For the Year Ended December 31, 2016
	Industrial	Flex	Office	Total	Industrial	Flex	Office	Total	Industrial	Flex	Office	Total
	In thousands
Adjusted Rental Income:
Northern California	$78,721	$9,442	$11,447	$99,610	$72,878	$9,364	$10,790	$93,032	$67,475	$8,721	$10,199	$86,395
Southern California	34,272	17,954	647	52,873	32,516	17,083	670	50,269	30,607	16,330	646	47,583
Dallas	11,566	19,333	—	30,899	11,406	19,992	—	31,398	11,226	18,670	—	29,896
Austin	7,863	21,745	—	29,608	7,316	21,924	—	29,240	6,612	20,855	—	27,467
Northern Virginia	7,350	24,755	41,713	73,818	6,978	25,715	42,897	75,590	6,899	25,489	43,897	76,285
South Florida	39,810	1,931	83	41,824	38,963	1,911	208	41,082	36,115	1,793	245	38,153
Suburban Maryland	4,464	12,695	29,154	46,313	4,528	12,086	31,128	47,742	4,292	11,466	31,053	46,811
Seattle	10,474	6,003	727	17,204	9,901	5,675	575	16,151	9,202	5,274	597	15,073
Total	194,520	113,858	83,771	392,149	184,486	113,750	86,268	384,504	172,428	108,598	86,637	367,663
Adjusted Cost of Operations:
Northern California	17,628	2,561	2,966	23,155	18,136	2,493	2,903	23,532	17,110	2,362	3,147	22,619
Southern California	8,619	4,794	270	13,683	8,370	4,743	269	13,382	8,035	4,758	279	13,072
Dallas	3,744	7,342	—	11,086	3,533	7,116	—	10,649	3,589	7,046	—	10,635
Austin	2,690	7,801	—	10,491	2,546	7,345	—	9,891	2,467	7,020	—	9,487
Northern Virginia	2,040	7,427	15,970	25,437	1,982	7,272	15,764	25,018	2,070	7,693	15,731	25,494
South Florida	10,422	518	63	11,003	10,695	587	67	11,349	10,044	465	69	10,578
Suburban Maryland	1,379	3,807	11,176	16,362	1,482	3,883	11,793	17,158	1,516	3,699	11,388	16,603
Seattle	2,683	1,477	225	4,385	2,385	1,501	190	4,076	2,285	1,433	193	3,911
Total	49,205	35,727	30,670	115,602	49,129	34,940	30,986	115,055	47,116	34,476	30,807	112,399
NOI:
Northern California	61,093	6,881	8,481	76,455	54,742	6,871	7,887	69,500	50,365	6,359	7,052	63,776
Southern California	25,653	13,160	377	39,190	24,146	12,340	401	36,887	22,572	11,572	367	34,511
Dallas	7,822	11,991	—	19,813	7,873	12,876	—	20,749	7,637	11,624	—	19,261
Austin	5,173	13,944	—	19,117	4,770	14,579	—	19,349	4,145	13,835	—	17,980
Northern Virginia	5,310	17,328	25,743	48,381	4,996	18,443	27,133	50,572	4,829	17,796	28,166	50,791
South Florida	29,388	1,413	20	30,821	28,268	1,324	141	29,733	26,071	1,328	176	27,575
Suburban Maryland	3,085	8,888	17,978	29,951	3,046	8,203	19,335	30,584	2,776	7,767	19,665	30,208
Seattle	7,791	4,526	502	12,819	7,516	4,174	385	12,075	6,917	3,841	404	11,162
Total	$145,315	$78,131	$53,101	$276,547	$135,357	$78,810	$55,282	$269,449	$125,312	$74,122	$55,830	$255,264

As noted above, our past revenue growth has come from contractual annual rent increases, as well as re-leasing of space at current market rates. We believe the percentage difference between outgoing billed rent and incoming billed rent for leases executed (the “Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following table summarizes the Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park facilities, on a regional basis, for the year ended December 31, 2018 (square feet in thousands):

	For the Year Ended December 31, 2018
	Square		Transaction
	Footage	Customer	Costs per	Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	1,424	72.6%	$1.29	19.8%
Southern California	1,103	71.3%	$1.44	8.5%
Dallas	911	54.3%	$4.48	2.2%
Austin	546	75.2%	$2.91	7.6%
Northern Virginia	1,131	72.3%	$7.28	(5.3%)
South Florida	1,243	63.1%	$1.16	6.1%
Suburban Maryland	568	74.0%	$7.67	(16.1%)
Seattle	225	52.0%	$2.14	16.4%
Total	7,151	68.2%	$3.30	5.1%

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

During 2018 and 2017, most markets, with the exception of Northern Virginia and Suburban Maryland, continued to reflect favorable conditions allowing for stable occupancy as well as increasing rental rates. In Northern Virginia and Suburban Maryland, rental rates on executed leases declined 5.3% and 16.1%, respectively, for the year end December 31, 2018, reflecting continued soft market conditions that have persisted for several years due to, among other factors, federal government downsizing. To the extent that such trends continue in these markets, which comprised 30.6% of our Same Park adjusted rental income for the year ended December 31, 2018 and 21.3% of square feet expiring through December 31, 2019, we may continue to face reduced rental income in these markets.

Non-Same Park facilities: The table below reflects the assets comprising our Non-Same Park facilities (in thousands):

			Purchase	Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Price	Feet	Acquisition	December 31, 2018
Northern Virginia and Fullerton	June, 2018	Lorton and Springfield,	$143,766	1,057	76.1%	76.7%
Road Industrial Parks		Virginia
The Grove 270	September, 2016	Rockville, Maryland	13,250	226	18.5%	85.3%
Total			$157,016	1,283	66.0%	78.2%

NOI from the Non-Same Park facilities included $3.6 million of NOI from the 2018 acquisition for the year ended December 31, 2018. Excluding the results from the 2018 acquisition, the NOI increase from prior year was tied to an increase in occupancy at our 2016 acquisition.

We believe that our management and operating infrastructure typically allows us to generate higher NOI from newly acquired real estate facilities than was achieved by the previous owners. However, it can take 24 or more months for us to fully achieve the higher NOI, and the ultimate levels of NOI to be achieved can be affected by changes in general economic conditions. As a result, there can be no assurance that we will achieve our expectations with respect to newly acquired real estate facilities.

We expect the Non-Same Park facilities to continue to provide increased NOI in 2019 as these facilities increase in occupancy.

Multifamily: As of December 31, 2018, we have a 95.0% interest in Highgate, a 395-unit apartment complex.  On January 1, 2018, we began to consolidate the joint venture due to changes to the joint venture agreement that gave the Company control of the joint venture. Prior to January 1, 2018, we accounted for our investment in the joint venture using the equity method and accordingly, reflected our share of net loss under “equity in loss of unconsolidated joint venture.”

Highgate began leasing activities during second quarter of 2017. During the year ended December 31, 2018, Highgate generated $3.3 million of NOI, consisting of $7.4 million in adjusted rental income and $4.1 million in adjusted cost of operations.

The following table summarizes Highgate’s project timeline and certain statistics as of December 31, 2018:

		Schedule			As of December 31, 2018
Apartment Units	Total Costs (1) (in thousands)	Construction Start	Initial Occupancy	Stabilization Period	Physical Occupancy	Average Rent per Unit (2)
395	$115,426	Q3 2015	Q2 2017	Q4 2018	95.9%	$2,093

____________________________

(1)	The project cost for Highgate includes the underlying land at the assigned contribution value upon formation of the joint venture.
(2)

Average rent per unit is defined as the total potential monthly rental revenue (actual rent for occupied apartment units plus market rent for vacant apartment units) divided by the total number of rentable apartment units.

Assets sold or held for development: These amounts include historical operating results with respect to properties that have been sold or are held for future potential development.

Depreciation and Amortization Expense: Depreciation and amortization expense increased 5.3% in 2018 compared to 2017 and decreased by 5.2% in 2017 compared to 2016.  The increase in 2018 over 2017 was primarily due to depreciation and amortization expense of our multifamily asset as we consolidated its operations effective January 1, 2018 in addition to depreciation and amortization expense from the 2018 acquisition. The decrease in 2017 over 2016 was due to the cost of certain assets reaching the end of their depreciable lives.

General and Administrative Expenses: General and administrative expenses primarily represent compensation for senior executives, tax compliance, legal and costs associated with being a public company. General and administrative expenses increased $476,000, or 4.9%, in 2018 compared to 2017 and decreased $5.2 million, or 34.9%, in 2017 compared to 2016.  The increase in 2018 over 2017 was primarily due to costs related to the new Chief Financial Officer hired during the latter half of 2018.  The decrease in 2017 over 2016 was primarily due to departure of senior executives in 2016 and 2017 and a reduction in the ongoing LTEIP amortization ($2.8 million in 2017 versus $4.7 million in 2016).

Interest and Other Expense: Interest and other expense decreased $620,000, or 48.2%, in 2018 compared to 2017 and by $4.4 million, or 77.3%, in 2017 compared to 2016.  The decrease in 2018 over 2017 was primarily due to a reduction in borrowings from our revolving Credit Facility. The decrease in 2017 over 2016 was primarily due to a repayment of a $250.0 million mortgage note during the second quarter of 2016.

Equity loss from investment in and advances to unconsolidated joint venture: Prior to January 1, 2018, we accounted for our joint venture investment using the equity method and recorded our pro-rata share of the net loss in the joint venture. The Company recorded an equity loss in the unconsolidated joint venture of $805,000, comprised of our proportionate share of $1.8 million in revenue, $1.5 million in cost of operations, and $1.2 million in depreciation expense for the year ended December 31, 2017.

Gain on sale of real estate facilities and gain on sale of development rights:  On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet located in Orange County, California, for net sale proceeds of $41.7 million, which resulted in a gain of $26.8 million. On April 18, 2018, we sold Orange County Business Center, a park consisting of five multi-tenant office buildings totaling 437,000 square feet located in Orange County, California, for net sale proceeds of $73.3 million, which resulted in a gain of $50.6 million. On April 30, 2018, we sold Northgate Business Park, a park consisting of seven multi-tenant flex buildings totaling 194,000 square feet located in Dallas, Texas, for net sale proceeds of $11.8 million, which resulted in a gain of $7.9 million. On October 31, 2018, we sold Orangewood Office Park, a park consisting of two multi-tenant office buildings totaling 107,000 square feet located in Orange County, California, for net sale proceeds of $18.3 million, which resulted in a gain of $8.2 million.

On May 1, 2017, we sold Empire Commerce, a two-building single-story office park comprising 44,000 square feet, located in Dallas, Texas, for net sale proceeds of $2.1 million, which resulted in a net gain of $1.2 million. On March 31, 2017, we sold development rights we held to build medical office buildings on land adjacent to our Westech Business Park in Silver Spring, Maryland for $6.5 million. We received net sale proceeds of $6.4 million, of which $1.5 million was received in prior years and $4.9 million was received in 2017. We recorded a net gain of $6.4 million for the year ended December 31, 2017.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the years ended December 31, 2018,  2017 and 2016 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

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

In order to maintain access to capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense, capitalized interest and preferred distributions paid to preferred shareholders. For the year ended December 31, 2018, the ratio to FFO to combined fixed charges and preferred distributions paid was 5.3 to 1.0.

We have a $250.0 million revolving Credit Facility that can be expanded to $400.0 million which expires in January, 2022. We use the Credit Facility as temporary financing until we are able to raise longer term capital as necessary. Historically we have funded our long-term capital requirements with retained operating cash flow and proceeds from the issuance of common and preferred securities. We will select among these sources of capital based upon availability, relative cost, the impact of constraints of certain forms of capital on our operations (such as covenants), as well as the desire for leverage.

Short-term Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for debt service, capital expenditures and distributions to our shareholders for the foreseeable future.

As of December 31, 2018, we had $37.4 million in cash unrestricted. In the last five years, we have retained approximately $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less shareholder and unit holder distributions and capital expenditures.

Required Debt Repayment: As of December 31, 2018, we have no debt outstanding on our Credit Facility. We are in compliance with the covenants and all other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table sets forth our capital expenditures paid for in the years ended December 31, 2018,  2017 and 2016 on an aggregate and per square foot basis:

	For the Years Ended December 31,
	2018	2017	2016	2018	2017	2016
Commercial Real Estate	(in thousands)			(per total weighted average square foot)
Recurring capital expenditures
Capital improvements (1)	$10,738	$10,069	$8,336	$0.38	$0.36	$0.30
Tenant improvements	18,688	28,294	16,086	0.67	1.01	0.57
Lease commissions	8,048	7,477	6,530	0.29	0.27	0.23
Total commercial recurring
capital expenditures	37,474	45,840	30,952	1.34	1.64	1.10
Nonrecurring capital improvements	1,176	4,379	925	0.05	0.16	0.03
Total commercial capital
expenditures (1)	$38,650	$50,219	$31,877	$1.39	$1.80	$1.13

____________________________

(1)	Excludes $13 of recurring capital improvements on our multifamily asset in 2018.

The following table summarizes Same Park, Non-Same Park, multifamily and assets sold or held for development recurring capital expenditures paid and the related percentage of NOI by region for the years ended December 31, 2018,  2017 and 2016 (in thousands):

	For the Years Ended December 31,
							Recurring Capital Expenditures
	Recurring Capital Expenditures						as a Percentage of NOI
Region	2018	2017	Change	2017	2016	Change	2018	2017	2016
Same Park
Northern California	$3,602	$3,642	(1.1%)	$3,642	$3,556	2.4%	4.7%	5.2%	5.6%
Southern California	3,167	3,025	4.7%	3,025	2,804	7.9%	8.1%	8.2%	8.1%
Dallas	5,027	3,813	31.8%	3,813	3,972	(4.0%)	25.4%	18.4%	20.6%
Austin	2,362	1,726	36.8%	1,726	1,263	36.7%	12.4%	8.9%	7.0%
Northern Virginia	10,810	13,379	(19.2%)	13,379	7,441	79.8%	22.3%	26.5%	14.7%
South Florida	3,149	2,055	53.2%	2,055	2,713	(24.3%)	10.2%	6.9%	9.8%
Suburban Maryland	6,114	10,026	(39.0%)	10,026	5,774	73.6%	20.4%	32.8%	19.1%
Seattle	968	763	26.9%	763	1,132	(32.6%)	7.6%	6.3%	10.1%
Total Same Park	35,199	38,429	(8.4%)	38,429	28,655	34.1%	12.7%	14.3%	11.2%
Non-Same Park
Northern Virginia	615	—	100.0%	—	—	—	—	—	—
Suburban Maryland	1,049	5,548	(81.1%)	5,548	164	3,282.9%	—	—	—
Total Non-Same Park	1,664	5,548	(70.0%)	5,548	164	3,282.9%	—	—	—
Assets sold or held for
development	611	1,863	(67.2%)	1,863	2,133	(12.7%)	19.9%	19.4%	19.4%
Total commercial
recurring capital
expenditures	37,474	45,840	(18.3%)	45,840	30,952	48.1%	—	—	—
Multifamily	13	—	100.0%	—	—	—	—	—	—
Total	$37,487	$45,840	(18.2%)	$45,840	$30,952	48.1%	13.0%	16.4%	11.6%

The decrease in Same Park recurring capital expenditures of $3.2 million, or 8.4%, was primarily due to transaction costs related to large renewals and leasing production in 2017. The decrease in Non-Same Park recurring capital expenditures are related to substantially completing the repositioning and lease-up of a facility in 2017.

In the last five years, our recurring capital expenditures have averaged generally between $1.10 and $1.64  per square foot, and 11.6% and 18.8% as a percentage of NOI.

Redemption of Preferred Stock: Historically, we have reduced our cost of capital by refinancing higher coupon preferred securities with lower coupon preferred securities. On January 3, 2018, we completed the redemption of the remaining 6.0% Series T preferred shares outstanding of $130.0 million using funds received from our 5.20% Series Y preferred shares issued during December, 2017.

At December 31, 2018,  our 5.75% Series U preferred shares, with a par value of $230.0 million, and our 5.70% Series V preferred shares, with a par value of $110.0 million, were redeemable at par. Redemption of such preferred shares will depend upon many factors, including the cost of capital. None of our preferred securities are redeemable at the option of the holders.

Acquisitions of real estate facilities: On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a net purchase price of $143.8 million. We have acquired real estate facilities in the past, and we continue to seek to acquire additional real estate facilities; however, there is significant competition to acquire existing facilities and there can be no assurance as to the volume of future acquisition activity.

Sale of real estate: During the year ended December 31, 2018, we sold real estate facilities for net sale proceeds of $145.1 million resulting in total gain of $93.5 million.

Development of real estate facilities: As noted above, we have an additional 123,000 square foot vacant building located within The Mile that we are seeking to develop into another multifamily property. There can be no assurance as to the timing or amount of any investment that may occur; however, we do not expect to incur any significant development costs on this potential project any earlier than the first quarter of 2020.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the years ended December 31, 2018,  2017 and 2016. As of December 31, 2018, management has the authorization to repurchase an additional 1,614,721 shares.

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

We paid REIT qualifying distributions of $156.4 million ($52.6 million to preferred shareholders and $103.8 million to common shareholders) during the year ended December 31, 2018.

We estimate the annual distribution requirements with respect to our preferred shares outstanding at December 31, 2018 to be $51.8 million per year.

During the second quarter of 2018, the Board increased our quarterly dividend from $0.85 per common share to $1.05 per common share, which is an increase of $0.20, or 23.5%, over the previous quarter’s distributions. Our consistent, long-term dividend policy has been to distribute only our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements and, after taking into consideration distributions to the preferred shareholders, will be funded with cash provided by operating activities.

Funds from Operations and Core Funds from Operations

Funds from Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts and is considered a helpful measure of REIT performance by REITs and many REIT analysts. FFO represents GAAP net income before real estate depreciation and amortization expense,  gains or losses from sales of operating properties and impairment charges on operating properties and real estate equity investments.

The following table reconciles from net income allocable to common shareholders to FFO and net income per share to FFO per share (amounts in thousands, except per share data):

	For The Years Ended December 31,
	2018	2017	2016	2015	2014
Net income allocable to common shareholders	$172,899	$90,425	$62,872	$68,291	$113,154
Adjustments
Gain on sale of land, real estate facilities and
development rights	(93,484)	(7,574)	—	(28,235)	(92,373)
Depreciation and amortization expense	99,242	94,270	99,486	105,394	110,357
Depreciation from unconsolidated joint venture	—	1,180	—	—	—
Net income allocated to noncontrolling interests	45,199	24,279	16,955	18,495	30,729
Net income allocated to restricted stock unit holders	1,923	761	569	299	329
FFO allocated to joint venture partner	(13)	—	—	—	—
FFO allocable to common and dilutive shares	$225,766	$203,341	$179,882	$164,244	$162,196

Weighted average outstanding
Common shares	27,321	27,207	27,089	26,973	26,899
Common operating partnership units	7,305	7,305	7,305	7,305	7,305
Restricted stock units	182	187	290	130	69
Common share equivalents	101	205	90	78	101
Total common and dilutive shares	34,909	34,904	34,774	34,486	34,374

Net income per common share — diluted	$6.31	$3.30	$2.31	$2.52	$4.19
Gain on sale of land, real estate facilities
and development rights	(2.68)	(0.21)	—	(0.82)	(2.68)
Depreciation and amortization expense, including amounts
from investments in unconsolidated joint venture	2.84	2.74	2.86	3.06	3.21
FFO per share	$6.47	$5.83	$5.17	$4.76	$4.72

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the net impact of (i) income allocated to preferred shareholders to the extent redemption value exceeds the related carrying value (a “Preferred Redemption Allocation”), (ii) compensatory arrangements related to the departure of senior executives and (iii) certain other non-cash and/or nonrecurring income or expense items. The following table reconciles FFO per share to Core FFO per share:

	For The Years Ended December 31,
	2018	2017	2016	2015	2014
FFO per share	$6.47	$5.83	$5.17	$4.76	$4.72
Preferred Redemption Allocation	—	0.31	0.21	0.07	—
Lease buyout payments	—	—	(0.01)	—	—
Net impact due to departure of senior executives	—	(0.01)	0.06	—	—
Acquisition transaction costs	—	—	0.01	—	0.01
Core FFO per share	$6.47	$6.13	$5.44	$4.83	$4.73

We believe FFO and Core FFO assist investors in analyzing and comparing the operating and financial performance of a company’s real estate between periods. FFO and Core FFO are not substitutes for GAAP net income. In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations: As of December 31, 2018, the Company is scheduled to pay cash dividends of $51.8 million per year on its preferred equity outstanding. Dividends on preferred equity are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of December 31, 2018 and their impact on our cash flows and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Transaction costs (1)	$9,764	$9,764	$—	$—	$—
Ground lease obligations (2)	2,106	141	594	397	974
Total	$11,870	$9,905	$594	$397	$974

____________________________

(1)	Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.
(2)	Represents future contractual payments on land under various operating leases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding as of as of December 31, 2018.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at December 31, 2018 and 2017 and for the years ended December 31, 2018,  2017 and 2016 and the report of Ernst & Young LLP, independent registered public accounting firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2018, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PS Business Parks, Inc. (the Company) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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

February 25, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2019 (the “Proxy Statement”) under the caption “Election of Directors.”

The following is a biographical summary of the executive officers of the Company:

Maria R. Hawthorne, age 59, was named Chief Executive Officer and elected as a Director of the Company in July, 2016. Ms. Hawthorne was promoted to President in August, 2015 and continues to serves as President of the Company. Ms. Hawthorne most recently served as Executive Vice President, Chief Administrative Officer of the Company from July, 2013 to July, 2015. Ms. Hawthorne served as Executive Vice President, East Coast from February, 2011 to July, 2013. Ms. Hawthorne was Senior Vice President from March, 2004 to February, 2011, with responsibility for property operations on the East Coast, which includes Northern Virginia, Maryland and South Florida. From June, 2001 through March, 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Virginia. From July, 1994 to June, 2001, Ms. Hawthorne was a Regional Manager of the Company in Virginia. From August, 1988 to July, 1994, Ms. Hawthorne was a General Manager, Leasing Director and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.

John W. Petersen, age 55, has been Executive Vice President and Chief Operating Officer since he joined the Company in December, 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties (“EOP”) from July, 2001 to December, 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was recently the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.

Jeffrey D. Hedges, age 36, joined the Company as Executive Vice President, Chief Financial Officer, Secretary, and principal financial officer on September 17, 2018. Prior to joining the Company, Mr. Hedges served as Senior Vice President, Accounting and Reporting from 2015 at Invitation Homes (NYSE:INVH) (formerly known as Starwood Waypoint Homes and prior to that Colony Starwood Homes), a publicly traded single-family REIT that owns and operates single-family rental homes in the United States. Mr. Hedges was a Senior Manager in the Transaction Advisory Services and Assurance (Audit) groups at Ernst & Young from 2006 to 2015. Mr. Hedges is a certified public accountant and holds a Bachelor of Science from the W.P. Carey School of Business, Arizona State University, and a Master of Business Administration from the Wharton School, University of Pennsylvania.

Trenton Groves, age 46, has served as the Company’s Senior Vice President, Chief Accounting Officer, Assistant Secretary, and principal accounting officer since September 2018. Mr. Groves joined the Company as Corporate Controller in 2004 and has served as Vice President, Finance, and Corporate Controller since 2007. Prior to joining the Company, Mr. Groves was in public accounting, serving as a Manager in the Assurance (Audit) group at Ernst & Young from 2002 to 2004 and as Manager at Arthur Anderson from 1998 to 2002. Mr. Groves is a certified public accountant and holds a Bachelor of Science in accounting from California State University, Northridge.

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

The following table sets forth information as of December 31, 2018 on the Company’s equity compensation plans:

	(a)		(b)		(c)
	Number of		Weighted		Number of Securities
	Securities to be		Average		Remaining Available for
	Issued Upon		Exercise Price of		Future Issuance under
	Exercise of		Outstanding		Equity Compensation
	Outstanding		Options,		Plans (Excluding
	Options, Warrants		Warrants and		Securities Reflected in
Plan Category	and Rights		Rights		Column (a))
Equity compensation plans approved by security holders	386,705		$92.53		846,458
Equity compensation plans not approved by security holders	—		—		—
Total	386,705	*	$92.53	*	846,458	*

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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

February 25, 2019

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a)(1) and Item 15(a)(2))

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2018	2017
ASSETS

Cash and cash equivalents	$37,379	$114,882

Real estate facilities, at cost
Land	816,656	769,036
Buildings and improvements	2,374,943	2,156,862
	3,191,599	2,925,898
Accumulated depreciation	(1,241,116)	(1,161,798)
	1,950,483	1,764,100
Properties held for sale, net	—	49,259
Land and building held for development	30,848	29,665
	1,981,331	1,843,024
Investment in and advances to unconsolidated joint venture	—	100,898
Rent receivable, net	1,403	1,876
Deferred rent receivable, net	33,308	32,062
Other assets	15,173	7,417
Total assets	$2,068,594	$2,100,159

LIABILITIES AND EQUITY

Accrued and other liabilities	$85,141	$80,223
Preferred stock called for redemption	—	130,000
Total liabilities	85,141	210,223
Commitments and contingencies
Equity
PS Business Parks, Inc.’s shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
38,390 shares issued and outstanding at
December 31, 2018 and 2017	959,750	959,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,362,101 and 27,254,607 shares issued and outstanding at
December 31, 2018 and 2017, respectively	274	272
Paid-in capital	736,131	735,067
Accumulated earnings (deficit)	69,207	(1,778)
Total PS Business Parks, Inc.’s shareholders’ equity	1,765,362	1,693,311
Noncontrolling interests	218,091	196,625
Total equity	1,983,453	1,889,936
Total liabilities and equity	$2,068,594	$2,100,159

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For The Years Ended December 31,
	2018	2017	2016

Rental income	$413,516	$402,179	$386,871

Expenses
Cost of operations	126,547	125,340	123,108
Depreciation and amortization	99,242	94,270	99,486
General and administrative	10,155	9,679	14,862
Total operating expenses	235,944	229,289	237,456

Interest and other income	1,510	942	1,233
Interest and other expense	(665)	(1,285)	(5,664)
Equity in loss of unconsolidated joint venture	—	(805)	—
Gain on sale of real estate facilities	93,484	1,209	—
Gain on sale of development rights	—	6,365	—
Net income	271,901	179,316	144,984
Allocation to noncontrolling interests	(45,199)	(24,279)	(16,955)
Net income allocable to PS Business Parks, Inc.	226,702	155,037	128,029
Allocation to preferred shareholders based upon
Distributions	(51,880)	(52,873)	(57,276)
Redemptions (Note 10)	—	(10,978)	(7,312)
Allocation to restricted stock unit holders	(1,923)	(761)	(569)
Net income allocable to common shareholders	$172,899	$90,425	$62,872

Net income per common share
Basic	$6.33	$3.32	$2.32
Diluted	$6.31	$3.30	$2.31

Weighted average common shares outstanding
Basic	27,321	27,207	27,089
Diluted	27,422	27,412	27,179

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

							Total PS
							Business Parks,
	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity	Interests	Equity
Balances at December 31, 2015	36,800	$920,000	27,034,073	$269	$722,009	$18,218	$1,660,496	$200,103	$1,860,599
Cumulative effect of a change in
accounting principle (Note 11)	—	—	—	—	807	(807)	—	—	—
Issuance of preferred stock,
net of issuance costs	7,590	189,750	—	—	(6,434)	—	183,316	—	183,316
Redemption of preferred stock,
net of issuance costs	(9,200)	(230,000)	—	—	7,312	(7,312)	(230,000)	—	(230,000)
Issuance of common stock in connection
with stock-based compensation	—	—	104,065	2	3,886	—	3,888	—	3,888
Stock compensation, net	—	—	—	—	8,404	—	8,404	—	8,404
Net income	—	—	—	—	—	128,029	128,029	16,955	144,984
Distributions
Preferred stock	—	—	—	—	—	(57,276)	(57,276)	—	(57,276)
Common stock	—	—	—	—	—	(81,285)	(81,285)	—	(81,285)
Noncontrolling interests	—	—	—	—	—	—	—	(21,916)	(21,916)
Adjustment to noncontrolling interests
in the OP	—	—	—	—	(2,313)	—	(2,313)	2,313	—
Balances at December 31, 2016	35,190	879,750	27,138,138	271	733,671	(433)	1,613,259	197,455	1,810,714
Issuance of preferred stock,
net of issuance costs	17,200	430,000	—	—	(14,221)	—	415,779	—	415,779
Redemption of preferred stock,
net of issuance costs	(14,000)	(350,000)	—	—	10,978	(10,978)	(350,000)	—	(350,000)
Issuance of common stock in connection
with stock-based compensation	—	—	116,469	1	4,217	—	4,218	—	4,218
Stock compensation, net	—	—	—	—	4,016	—	4,016	—	4,016
Cash paid for taxes in lieu of shares upon
vesting of restricted stock units	—	—	—	—	(3,865)	—	(3,865)	—	(3,865)
Net income	—	—	—	—	—	155,037	155,037	24,279	179,316
Distributions
Preferred stock	—	—	—	—	—	(52,873)	(52,873)	—	(52,873)
Common stock	—	—	—	—	—	(92,531)	(92,531)	—	(92,531)
Noncontrolling interests	—	—	—	—	—	—	—	(24,838)	(24,838)
Adjustment to noncontrolling interests
in the OP	—	—	—	—	271	—	271	(271)	—
Balances at December 31, 2017	38,390	959,750	27,254,607	272	735,067	(1,778)	1,693,311	196,625	1,889,936
Issuance of common stock in connection
with stock-based compensation	—	—	107,494	2	3,008	—	3,010	—	3,010
Stock compensation, net	—	—	—	—	3,032	—	3,032	—	3,032
Cash paid for taxes in lieu of shares upon
vesting of restricted stock units	—	—	—	—	(4,981)	—	(4,981)	—	(4,981)
Consolidation of joint venture (see Note 3)	—	—	—	—	—	—	—	4,032	4,032
Net income	—	—	—	—	—	226,702	226,702	45,199	271,901
Distributions
Preferred stock	—	—	—	—	—	(51,880)	(51,880)	—	(51,880)
Common stock	—	—	—	—	—	(103,837)	(103,837)	—	(103,837)
Noncontrolling interests	—	—	—	—	—	—	—	(27,760)	(27,760)
Adjustment to noncontrolling interests
in the OP	—	—	—	—	5	—	5	(5)	—
Balances at December 31, 2018	38,390	$959,750	27,362,101	$274	$736,131	$69,207	$1,765,362	$218,091	$1,983,453

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For The Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$271,901	$179,316	$144,984
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization expense	99,242	94,270	99,486
Tenant improvement reimbursements, net of lease incentives	(2,226)	(2,183)	(1,666)
Equity in loss of unconsolidated joint venture	—	805	—
Gain on sale of real estate facilities and development rights	(93,484)	(7,574)	—
Stock compensation	4,174	4,777	10,913
Amortization of financing costs	537	475	523
Other, net	(3,991)	1,728	(3,733)
Total adjustments	4,252	92,298	105,523
Net cash provided by operating activities	276,153	271,614	250,507
Cash flows from investing activities
Capital expenditures to real estate facilities	(38,663)	(50,219)	(31,877)
Capital expenditures to land and building held for development	(1,183)	(1,549)	(49)
Investment in and advances to unconsolidated joint venture	—	(34,513)	(40,454)
Acquisition of real estate facilities	(142,399)	—	(12,628)
Proceeds from sale of real estate facilities	145,097	2,144	—
Proceeds from sale of development rights	—	4,900	—
Consolidation of joint venture	1,082	—	—
Net cash used in investing activities	(36,066)	(79,237)	(85,008)
Cash flows from financing activities
Borrowings on credit facility	50,000	250,000	116,000
Repayment of borrowings on credit facility	(50,000)	(250,000)	(116,000)
Repayment of mortgage note payable	—	—	(250,000)
Payment of financing costs	(307)	(858)	—
Proceeds from the exercise of stock options	3,010	4,218	3,888
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(4,981)	(3,865)	(1,940)
Redemption of preferred stock	(130,000)	(450,000)	—
Net proceeds from the issuance of preferred stock	—	415,779	183,316
Cash paid to restricted stock unit holders	(1,142)	(761)	(569)
Distributions paid to preferred shareholders	(52,573)	(52,180)	(57,276)
Distributions paid to common shareholders	(103,837)	(92,531)	(81,285)
Distributions paid to noncontrolling interests—common units	(27,760)	(24,838)	(21,916)
Net cash used in financing activities	(317,590)	(205,036)	(225,782)
Net decrease in cash and cash equivalents	(77,503)	(12,659)	(60,283)
Cash, cash equivalents and restricted cash at the beginning of the period	115,970	128,629	188,912
Cash, cash equivalents and restricted cash at the end of the period	$38,467	$115,970	$128,629

Supplemental disclosures
Interest paid	$40	$1,188	$7,395

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For The Years Ended December 31,
	2018	2017	2016
Supplemental schedule of non-cash investing and financing activities
Adjustment to noncontrolling interests—common units in OP
Noncontrolling interests—common units	$(5)	$(271)	$2,313
Paid-in capital	$5	$271	$(2,313)
Consolidation of joint venture
Land	$21,814	$—	$—
Buildings and improvements	$84,903	$—	$—
Other, net	$(1,787)	$—	$—
Investment in and advances to unconsolidated joint venture	$(100,898)	$—	$—
Noncontrolling interests—joint venture	$(4,032)	$—	$—
Preferred redemption allocation
Paid-in capital	$—	$10,978	$7,312
Accumulated earnings (deficit)	$—	$(10,978)	$(7,312)
Preferred stock called for redemption
Preferred stock called for redemption and reclassified to liabilities	$—	$130,000	$230,000
Preferred stock called for redemption and reclassified from equity	$—	$(130,000)	$(230,000)
Accrued preferred stock distributions
Accrued and other liabilities	$—	$693	$—
Accumulated earnings (deficit)	$—	$(693)	$—
Transfer to land and building held for development
Land	$—	$—	$(9,676)
Buildings and improvements	$—	$—	$(19,092)
Accumulated depreciation	$—	$—	$7,870
Land and building held for development	$—	$—	$20,898
Cumulative effect of a change in accounting principle (Note 11)
Paid-in capital	$—	$—	$807
Accumulated earnings (deficit)	$—	$—	$(807)

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2018, PSB owned 78.9% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and our consolidated joint venture, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS would own 41.7% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. As of December 31, 2018, the Company owned and operated 28.2 million rentable square feet of commercial space in six states and held a 95.0% interest in a 395-unit multifamily apartment complex. The Company also manages for a fee 450,000 rentable square feet on behalf of PS.

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

Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units and (ii) a third-party 5.0% interest in our consolidated joint venture owning a 395-unit multifamily apartment complex. See Note 8 for further information on noncontrolling interests.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Customer receivables are net of an allowance for estimated uncollectible accounts totaling $400,000 at both December 31, 2018 and 2017. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $876,000 and $867,000 at December 31, 2018 and 2017, respectively.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets as of December 31, 2018,  2017 and 2016 (in thousands):

	For The Years Ended December 31,
	2018	2017	2016
Consolidated balance sheets
Cash and cash equivalents	$37,379	$114,882	$128,629
Restricted cash included in
Land and building held for development	1,088	1,088	—
Consolidated statements of cash flows	$38,467	$115,970	$128,629

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

Intangible assets/liabilities

When we acquire real estate facilities, an intangible asset is recorded as other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded as other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of December 31, 2018, the value of above-market in-place rents resulted in net intangible assets of $1.8 million, net of $10.0 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $1.8 million, net of $10.8 million of accumulated amortization. As of December 31, 2017, the value of above-market in-place rents resulted in net intangible assets of $731,000, net of $9.5 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $383,000, net of $10.4 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place leases (i.e. customer lease-up costs) is recorded as other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of December 31, 2018, the value of acquired in-place leases resulted in net intangible assets of $4.7 million, net of $1.3 million of accumulated amortization. As of December 31, 2017, we had no in-place lease intangibles on our consolidated balance sheet.

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

No material casualty losses were incurred in any period presented herein.

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

Accrued and other liabilities and other assets

Accrued and other liabilities consist primarily of rents prepaid by our customers, trade payables, property tax accruals, accrued payroll and contingent loss accruals when probable and estimable, as well as the intangible liabilities discussed above. We disclose the nature of significant unaccrued losses that are reasonably possible of occurring and, if estimable, a range of exposure.

Other assets are comprised primarily of prepaid expenses as well as the intangible assets discussed above.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of December 31, 2018 and 2017, we did not recognize any tax benefit for uncertain tax positions.

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

	2018	2017	2016
Calculation of net income allocable to common shareholders
Net income	$271,901	$179,316	$144,984
Net (income) loss allocated to
Preferred shareholders based upon distributions	(51,880)	(52,873)	(57,276)
Preferred shareholders based upon redemptions	—	(10,978)	(7,312)
Noncontrolling interests—joint venture	1,030	—	—
Restricted stock unit holders	(1,923)	(761)	(569)
Net income allocable to common shareholders
and noncontrolling interests—common units	219,128	114,704	79,827
Net income allocation to noncontrolling interests—
common units	(46,229)	(24,279)	(16,955)
Net income allocable to common shareholders	$172,899	$90,425	$62,872

Calculation of common partnership units as a percentage of common share equivalents
Weighted average common shares outstanding	27,321	27,207	27,089
Weighted average common partnership units outstanding	7,305	7,305	7,305
Total common share equivalents	34,626	34,512	34,394
Common partnership units as a percentage of common
share equivalents	21.1%	21.2%	21.2%

Weighted average common shares outstanding
Basic weighted average common shares outstanding	27,321	27,207	27,089
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	101	205	90
Diluted weighted average common shares outstanding	27,422	27,412	27,179

Segment reporting

The Company views its operations as one segment.  We have two operating segments: (i) the acquisition, development, ownership and management of commercial real estate and (ii) the acquisition, development, ownership and management of multifamily real estate, but have one reportable segment as the multifamily segment does not meet the quantitative thresholds necessary to require reporting as a separate segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2016 in order to conform to the 2018 presentation, including reclassifying management fee income totaling $518,000 for the year ended December 31, 2016 into “interest and other income” on our consolidated statements of income.

Recently issued accounting standards

In May 2014 and February 2016, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASU”s), ASU 2014-09, Revenue from Contracts with Customers (the “Revenue Standard”), and ASU 2016-02, Leases (the “Lease Standard”). These standards apply to substantially all of our revenue generating activities, as well as provide a model to account for the disposition of real estate facilities to non-customers, which is governed under ASU 2017-05, Other Income - Gains and losses from the Derecognition of Nonfinancial Assets, clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets.

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

The Lease Standard requires us to identify Fixed Lease Payments and Non-Lease Payments of a lease agreement and will govern the recognition of revenue for the Fixed Lease Payments. Revenue related to Non-Lease Payments under our lease arrangements will be subject to the Revenue Standard effective upon adoption of the Lease Standard. See further discussion below on Fixed Lease Payments and Non-Lease Payments.

Under the Lease Standard, a set of practical expedients for implementation, which must be elected as a package and for all leases, may be elected. These practical expedients include (i) relief from re-assessing whether an expired or existing contract meets the definition of a lease, (ii) relief from re-assessing the classification of expired or existing leases at the adoption date and (iii) allowing previously capitalized initial direct leasing costs to continue to be amortized. We elected the practical expedient package upon adoption of the Lease Standard on January 1, 2019.

We implemented the Lease Standard on its effective date of January 1, 2019 using the required modified retrospective transition approach (with certain transition relief that is available to us). The modified retrospective approach will require us to first record an adjustment to the January 1, 2017 balance of accumulated earnings (deficit) for the cumulative impact of the Lease Standard on all leases existing at January 1, 2017. Then, we will have to restate the financial statements for the years ended December 31, 2017 and 2018 for the Lease Standard impact on all leases that were in force at any time during those periods. In July, 2018, the FASB issued an amendment to the transition method that allows adoption on January 1, 2019 with a cumulative effect adjustment as of January 1, 2019, with no restatement of prior periods. We elected this transition method upon adoption of the Lease Standard on January 1, 2019.

Lessor Accounting

We recognized revenue from our lease arrangements aggregating $413.5 million for the year ended December 31, 2018. This revenue consisted primarily of rental income and expense reimbursements of $322.3 million and $91.2 million, respectively.

Under the accounting standards in effect prior to January 1, 2019, we are required to account for Fixed Lease Payments on a straight-line basis, with the expected fixed payments recognized ratably over the term of the lease. Payments for expense reimbursements received under these lease arrangements related to our customer’s pro rata share of real estate taxes, insurance, utilities, repairs and maintenance, common area expense and other operating expenses are considered Fixed Lease Payments. We recognize these reimbursements as revenue when the related contractually recoverable operating expenses are incurred.

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

Lessee accounting

Under the Lease Standard, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on the principle whether the lease is effectively a finance purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or a straight-line basis over the term of the lease. For most leases with a term of greater than 12 months, in which we are the lessee, the present value of future lease payments will be recognized on our balance sheet as a right-of-use asset and related liability. We do not expect a material impact to our consolidated financial statements from the initial recognition of each lease liability upon the adoption, nor from the pattern of recognition subsequent to adoption.

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

The Revenue Standard permits either the full retrospective or modified retrospective transition method. We adopted the Revenue Standard effective January 1, 2018 utilizing the modified retrospective transition method applied to contracts not completed as of January 1, 2018 and the adoption did not result in a material impact to our consolidated financial statements.

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

The adoption of the Revenue Standard had no material impact on the recognition of $93.5 million in gain on sale of real estate facilities during the year ended December 31, 2018.

3. Real estate facilities

The activity in real estate facilities for the years ended December 31, 2018,  2017 and 2016 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2015	$773,074	$2,109,097	$(1,010,197)	$1,871,974
Acquisition of real estate facilities	5,638	7,637	—	13,275
Capital expenditures	—	37,232	—	37,232
Disposals (1)	—	(14,411)	14,411	—
Depreciation and amortization expense	—	—	(99,486)	(99,486)
Transfer to land and building held for development	(9,676)	(19,092)	7,870	(20,898)
Transfer to properties held for sale	—	(1,251)	3,316	2,065
Balances at December 31, 2016	769,036	2,119,212	(1,084,086)	1,804,162
Capital expenditures	—	51,909	—	51,909
Disposals (1)	—	(13,919)	13,919	—
Depreciation and amortization expense	—	—	(94,270)	(94,270)
Transfer to properties held for sale	—	(340)	2,639	2,299
Balances at December 31, 2017 (2)	769,036	2,156,862	(1,161,798)	1,764,100
Acquisition of real estate facility	25,806	112,230	—	138,036
Consolidation of joint venture	21,814	84,903	—	106,717
Capital expenditures	—	38,904	—	38,904
Disposals (1)	—	(17,345)	17,345	—
Depreciation and amortization expense	—	—	(96,732)	(96,732)
Transfer to properties held for sale	—	(611)	69	(542)
Balances at December 31, 2018	$816,656	$2,374,943	$(1,241,116)	$1,950,483

____________________________

(1)	Disposals primarily represent the book value of tenant improvements that have been removed upon the customer vacating their space.
(2)	We reclassified seven multi-tenant flex buildings totaling 194,000 square feet located in Dallas, Texas, as properties held for sale as of December 31, 2017.

The unaudited December 31, 2018 net federal tax basis of real estate facilities was approximately $1.9 billion.

As of December 31, 2018, we have commitments, pursuant to executed leases throughout our portfolio, to spend $9.8 million on transaction costs, which include tenant improvements and lease commissions.

The purchase price of acquired properties is allocated to land, buildings and improvements (including tenant improvements, unamortized lease commissions, acquired in-place lease values and customer relationships, if any), intangible assets and intangible liabilities (see Note 2), based upon the relative fair value of each component, which are evaluated independently.

We must make significant assumptions in determining the fair value of assets acquired and liabilities assumed, which can affect the recognition and timing of revenue and depreciation and amortization expense. The fair value of land is estimated based upon, among other considerations, comparable sales of land within the same region. The fair value of buildings and improvements, tenant improvements and unamortized lease commissions are based on current market replacement costs and other available market information. The amount recorded to acquired in-place leases is determined based on management’s assessment of current market conditions and the estimated lease-up periods for the respective spaces.

Effective January 1, 2017, transaction costs related to asset acquisitions are capitalized as part of the purchase price. Prior to 2017, such costs related to asset acquisitions were expensed as incurred.

On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a net purchase price of $143.8 million.

On September 28, 2016, we acquired two multi-tenant office buildings aggregating 226,000 square feet in Rockville, Maryland, for a purchase price of $13.3 million. We incurred and expensed related acquisition transaction costs of $328,000 for the year ended December 31, 2016.

We did not acquire any properties during the year ended December 31, 2017.

The following table summarizes the assets acquired and liabilities assumed for the years ended December 31, (in thousands):

	2018	2017	2016
Land	$25,806	$—	$5,638
Buildings and improvements	112,230	—	7,637
Other assets (above-market in-place rents)	1,487	—	—
Accrued and other liabilities (below-market in-place rents)	(1,790)	—	(25)
Other assets (in-place lease value)	6,033	—	—
Total purchase price	143,766	—	13,250
Net operating assets acquired and liabilities assumed	(1,367)	—	(622)
Total cash paid	$142,399	$—	$12,628

The following table summarizes the assets acquired and liabilities assumed related to the consolidation of the joint venture, which was accounted for as an asset acquisition, as of January 1, 2018 (see Note 4 below) (in thousands):

Land	$21,814
Buildings and improvements	84,903
Other assets (in-place lease value)	1,199
Total consolidated joint venture	107,916
Noncontrolling interest in consolidated joint venture	(4,032)
Net book value of joint venture at consolidation	$103,884

On March 31, 2017, we sold development rights we held to build medical office buildings on land adjacent to our Westech Business Park in Silver Spring, Maryland for $6.5 million. We received net sale proceeds of $6.4 million, of which $1.5 million was received in prior years and $4.9 million was received in 2017. We recorded a net gain of $6.4 million for the year ended December 31, 2017.

Properties Sold

In 2017 and 2018, we entered into a plan to sell four of our properties. We determined that the sale did not meet the criteria for discontinued operations presentation as the plan to sell did not represent a strategic shift that will have a major effect on our operations and financial results. As a result of this classification, the assets of the properties are separately presented as held for sale in the consolidated balance sheet as of December 31, 2017.

On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet located in Orange County, California, for net sale proceeds of $41.7 million, which resulted in a gain of $26.8 million. On April 18, 2018, we sold Orange County Business Center, a park consisting of five multi-tenant office buildings totaling 437,000 square feet located in Orange County, California, for net sale proceeds of $73.3 million, which resulted in a gain of $50.6 million. On April 30, 2018, we sold Northgate Business Park, a park consisting of seven multi-tenant flex buildings totaling 194,000 square feet located in Dallas, Texas, for net sale proceeds of $11.8 million, which resulted in a gain of $7.9 million. On October 31, 2018, we sold Orangewood Office Park, a park consisting of two multi-tenant office buildings totaling 107,000 square feet located in Orange County, California, for net sale proceeds of $18.3 million, which resulted in a gain of $8.2 million.

Each of the facilities sold during the year ended December 31, 2018 were included in “properties held for sale, net” as of December 31, 2017.

On May 1, 2017, we sold Empire Commerce, a two-building single-story office park comprising 44,000 square feet, located in Dallas, Texas, for net sale proceeds of $2.1 million, which resulted in a net gain of $1.2 million.

As of November 1, 2016, we transferred a 123,000 square foot vacant office building located within The Mile that we are seeking to demolish in order to construct a multifamily apartment complex on the parcel. This parcel is reflected on our consolidated balance sheets as land and building held for development. The scope and timing of development of this site is subject to a variety of contingencies, including approval of entitlement. Prior to being classified as land and building held for development, the building was occupied by a single customer.

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

On October 5, 2015, we contributed the site and improvements to the joint venture. We also provided the joint venture with a construction loan in the amount of $75.0 million bearing interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The loan will mature on April 5, 2019 with two one-year extension options. Based on the consolidation of the joint venture, the construction loan to the joint venture has been eliminated in our consolidated financial statements.

The aggregate amount of development costs were $107.0 million, which included our net book value of contributed land plus entitlement costs but excluded unrealized land appreciation. The Project delivered its first completed units in May, 2017, and was substantially completed during the fourth quarter of 2017.

At December 31, 2017, we reflected the aggregate cost of the contributed site and improvements, our equity contributions and loan advances, as well as capitalized third party interest we incurred as investment in and advances to unconsolidated joint venture. The Company’s investment in and advances to unconsolidated joint venture was $100.9 million at December 31, 2017. For the year ended December 31, 2017, we made loan advances of $34.1 million and capitalized $506,000 of interest. For the year ended December 31, 2016, we made loan advances of $33.9 million, capital contributions of $5.7 million and capitalized $885,000 of interest.

During the year ended December 31, 2017, the Company recorded an equity loss in the unconsolidated joint venture of $805,000, comprised of net operating income of $375,000 and depreciation expense of $1.2 million.

5. Leasing activity

The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses under these leases, is as follows as of December 31, 2018 (in thousands):

2019	$289,220
2020	223,015
2021	164,039
2022	111,253
2023	73,019
Thereafter	112,059
Total	$972,605

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $91.2 million, $90.8 million and $82.6 million for the years ended December 31, 2018,  2017 and 2016, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.0% of total leased square footage are subject to termination options, of which 1.3% of total leased square footage have termination options exercisable through December 31, 2019 (unaudited). In general, these leases provide for termination payments to us should the termination options be exercised. The future minimum rental income in the above table assumes such options are not exercised.

6. Bank loans

We have a revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). We had no balance outstanding on our Credit Facility at December 31, 2018 and 2017. We paid $613,000 of loan origination costs in January, 2017. The Company had $691,000 and $921,000 of total unamortized loan origination costs as of December 31, 2018 and 2017, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with at December 31, 2018. Interest on outstanding borrowings is payable monthly.

7. Mortgage note payable

On June 1, 2016, the Company repaid in full a $250.0 million mortgage note which had a fixed interest rate of 5.45%.

8. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units,  totaling $215.1 million and $196.6 million at December 31, 2018 and 2017, respectively, and (ii) the JV Partner’s 5.0% interest in a joint venture owning a 395-unit multifamily apartment complex, totaling $3.0 million and none at December 31, 2018 and 2017, respectively.

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

In allocating net income and presenting equity, we treat the common partnership units as if converted to common shares. Accordingly, they receive the same net income allocation per unit as a common share and are adjusted each period to have the same equity per unit as a common share,  totaling $46.2 million, $24.3 million and $17.0 million for the years ended December 31, 2018,  2017 and 2016, respectively.

JV Partner

In conjunction with consolidating the joint venture on January 1, 2018, we recorded noncontrolling interest of $4.0 million related to the JV Partner’s 5.0% interest in a joint venture owning a 395-unit multifamily apartment complex. A total of $1.0 million in loss was allocated to the JV Partner during year ended December 31, 2018 and no distributions were paid to the JV Partner.

9. Related party transactions

We manage certain industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues, which is included in “interest and other income” on our consolidated statements of income. Management fee revenues were $407,000,  $506,000 and $518,000 for the years ended December 31, 2018,  2017 and 2016, respectively. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $472,000,  $537,000 and $554,000 for the years ended December 31, 2018,  2017 and 2016, respectively.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were $96,000,  $92,000 and $86,000 for the years ended December 31, 2018,  2017 and 2016, respectively. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling $65,000, $61,000 and $61,000 for the three years ended December 31, 2018,  2017 and 2016, respectively. These amounts are included under “cost of operations” on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $1.2 million, $1.3 million and $1.1 million, respectively, for costs PS incurred on our behalf for the years ended December 31, 2018,  2017 and 2016. PS reimbursed us $38,000, $31,000 and $38,000 costs we incurred on their behalf for the years ended December 31, 2018,  2017 and 2016, respectively.

The Company had net amounts due from PS of $43,000 at December 31, 2018 and due to PS of $245,000 at December 31, 2017 for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

10. Shareholders’ equity

Preferred stock

As of December 31, 2018 and 2017, the Company had the following series of preferred stock outstanding:

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

We paid $52.6 million, $52.2 million and $57.3 million in distributions to our preferred shareholders for the years ended December 31, 2018,  2017 and 2016, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At December 31, 2018, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock and units

We paid $103.8 million ($3.80 per common share), $92.5 million ($3.40 per common share) and $81.3 million ($3.00 per common share) in distributions to our common shareholders for the years ended December 31, 2018,  2017 and 2016, respectively. We paid $27.8 million ($3.80 per common share), $24.8 million ($3.40 per common share), and $21.9 million ($3.00 per common share) in distributions to our common unit holders for the years ended December 31, 2018, 2017 and 2016, respectively.

The portion of the distributions classified as ordinary income was 99.3%,  95.9% and 100.0% for the years ended December 31, 2018,  2017 and 2016, respectively. The portion of the distributions classified as long-term capital gain income was 0.7%,  4.1% and 0.0% for the years ended December 31, 2018,  2017 and 2016, respectively. The percentages in the two preceding sentences are unaudited.

During the three months ended June 30, 2018, the Board increased our quarterly dividend from $0.85 per common share to $1.05 per common share. During the three months ended March 31, 2017, the Board increased our quarterly dividend from $0.75 per common share to $0.85 per common share. During the three months ended March 31, 2016, the Board increased our quarterly dividend from $0.60 per common share to $0.75 per common share.

Equity stock

The Company is authorized to issue 100.0 million shares of Equity Stock. The Articles of Incorporation provide that Equity Stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock. As of December 31, 2018 and 2017,  no equity stock had been issued.

11. Stock compensation

Under various share-based compensation plans, PSB grants non-qualified options to purchase the Company’s common shares at a price not less than fair value on the date of grant, as well as RSUs, to certain directors, officers and key employees.

The service period for stock options and RSUs begins when (i) the Company and the recipient reach a mutual understanding of the key terms of the award, (ii) the award has been authorized, (iii) the recipient is affected by changes in the market price of our stock and (iv) it is probable that any performance conditions will be met, and ends when the stock option or RSUs vests.

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

We amortize the fair value of awards starting at the beginning of the service period as compensation expense. For awards that are earned solely upon the passage of time and continued service, the entire cost of the award is amortized on a straight-line basis over the service period. For awards with performance conditions, the individual cost of each vesting is amortized separately over each individual service period (the “accelerated attribution” method).

Stock Options

Stock options expire 10 years after the grant date and the exercise price is equal to the closing trading price of our common shares on the grant date. Employees cannot require the Company to settle their award in cash. We use the Black-Scholes option valuation model to estimate the fair value of our stock options on the date of grant.

	2018	2017	2016
Stock option expense for the year ( in 000's)	$236	$209	$282
Aggregate exercise date intrinsic value of options exercised during the year (in 000's)	$2,752	$5,177	$3,416

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	2.8%	1.9%	1.1%
Expected volatility, based upon historical volatility	20.8%	17.5%	15.5%
Expected dividend yield	2.9%	2.8%	2.9%

Average estimated value of options granted during the year	$18.11	$14.42	$9.05

As of December 31, 2018, there was $604,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.3 years.

Cash received from 44,994 stock options exercised during the year ended December 31, 2018 was $3.0 million. Cash received from 73,246 stock options exercised during the year ended December 31, 2017 was $4.2 million. Cash received from 68,019 stock options exercised during the year ended December 31, 2016 was $3.9 million.

Information with respect to stock options during 2018,  2017 and 2016 is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2015	258,674	$60.76
Granted	39,000	$102.58
Exercised	(68,019)	$57.17
Forfeited	—	$—
Outstanding at December 31, 2016	229,655	$68.93
Granted	16,000	$121.57
Exercised	(73,246)	$57.59
Forfeited	—	$—
Outstanding at December 31, 2017	172,409	$78.63
Granted	16,000	$115.45
Exercised	(44,994)	$66.88
Forfeited	—	$—
Outstanding at December 31, 2018	143,415	$86.42	5.63 Years	$6,393
Exercisable at December 31, 2018	82,815	$71.36	3.95 Years	$4,939

RSUs

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

Effective March, 2014, the Company entered into a performance-based RSU program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“LTEIP”), with certain employees of the Company. Under the LTEIP, the Company established three levels of targeted RSU awards, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. Under the LTEIP there was an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of total return targets during the previous year, as well as an award based on achieving total return targets during the cumulative four-year period 2014-2017. In the event the minimum defined target was not achieved for an annual award, the RSUs allocated to be awarded for such year were added to the RSUs that may be received if the four-year target was achieved. All RSU awards under the LTEIP vest in four equal annual installments beginning from the date of award. Compensation expense is recognized based on the RSUs expected to be awarded based on the target level that is expected to be achieved. The compensation expense and RSU counts with respect to the LTEIP are included in the aggregate RSU amounts disclosed above. Senior management earned 145,350 RSUs granted in March, 2018 as the maximum targets were achieved for both the year ended December 31, 2017 and for the cumulative four-year period.

Information with respect to RSUs during 2018,  2017 and 2016 is as follows (dollar amounts in thousands):

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2015	78,652	$6,170
Granted	119,950	10,489
Vested	(47,779)	(3,844)
Forfeited	(6,130)	(469)
Nonvested at December 31, 2016	144,693	12,346
Granted	113,750	10,748
Vested	(76,994)	(6,597)
Forfeited	(16,366)	(1,381)
Nonvested at December 31, 2017	165,083	15,116
Granted	194,450	18,431
Vested	(106,103)	(9,256)
Forfeited	(10,140)	(905)
Nonvested at December 31, 2018	243,290	$23,386

As of December 31, 2018, there was $9.3 million of unamortized compensation expense related to RSUs expected to be recognized over a weighted average period of 3.6 years.

(In thousands, except number of shares)	2018	2017	2016
Restricted share unit expense	$3,727	$4,279	$10,290
Common shares issued upon vesting	62,500	43,223	28,046
Fair value of vested shares on vesting date	$12,127	$8,816	$4,699
Cash paid for taxes in lieu of shares upon vesting of RSUs	$4,981	$3,865	$1,940

12. Supplementary quarterly financial data (unaudited, in thousands, except per share data):

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Rental income	$103,759	$101,824	$103,808	$104,125
Cost of operations	$33,000	$31,256	$31,654	$30,637
Net income allocable to
common shareholders	$46,048	$70,221	$25,131	$31,499
Net income per share
Basic	$1.69	$2.57	$0.92	$1.15
Diluted	$1.69	$2.56	$0.92	$1.15

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Rental income	$100,061	$99,800	$100,481	$101,837
Cost of operations	$31,033	$30,250	$31,679	$32,378
Net income allocable to
common shareholders	$26,392	$24,742	$18,138	$21,150
Net income per share
Basic	$0.97	$0.91	$0.67	$0.78
Diluted	$0.97	$0.90	$0.66	$0.77

13. Commitments and contingencies

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

PS BUSINESS PARKS, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(IN THOUSANDS)

					Cost
					Capitalized
					Subsequent to	Gross Carrying Amount at
			Initial Cost to Company		Acquisition	December 31, 2018
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Buena Park Industrial Center	Buena Park, CA	317	$3,245	$7,703	$2,728	$3,245	$10,431	$13,676	$7,805	1997	5- 30
Carson	Carson, CA	77	990	2,496	1,543	990	4,039	5,029	3,123	1997	5- 30
Cerritos Business Center	Cerritos, CA	395	4,218	10,273	4,466	4,218	14,739	18,957	10,948	1997	5- 30
Cerritos/Edwards	Cerritos, CA	31	450	1,217	1,535	450	2,752	3,202	2,012	1997	5- 30
Concord Business Park	Concord, CA	246	12,454	20,491	1,102	12,454	21,593	34,047	6,583	2011	5- 30
Culver City	Culver City, CA	147	3,252	8,157	6,229	3,252	14,386	17,638	11,096	1997	5- 30
Bayview Business Park	Fremont, CA	104	4,990	4,831	304	4,990	5,135	10,125	1,848	2011	5- 30
Christy Business Park	Fremont, CA	334	11,451	16,254	1,778	11,451	18,032	29,483	6,467	2011	5- 30
Industrial Drive Distribution Center	Fremont, CA	199	7,482	6,812	798	7,482	7,610	15,092	2,550	2011	5- 30
Bay Center Business Park	Hayward, CA	463	19,052	50,501	3,991	19,052	54,492	73,544	17,064	2011	5- 30
Cabot Distribution Center	Hayward, CA	249	5,859	10,811	374	5,859	11,185	17,044	3,265	2011	5- 30
Diablo Business Park	Hayward, CA	271	9,102	15,721	914	9,102	16,635	25,737	5,125	2011	5- 30
Eden Landing	Hayward, CA	83	3,275	6,174	162	3,275	6,336	9,611	1,992	2011	5- 30
Hayward Business Park	Hayward, CA	1,091	28,256	54,418	2,866	28,256	57,284	85,540	17,336	2011	5- 30
Huntwood Business Park	Hayward, CA	176	7,391	11,819	745	7,391	12,564	19,955	3,924	2011	5- 30
Parkway Commerce	Hayward, CA	407	4,398	10,433	4,573	4,398	15,006	19,404	10,857	1997	5- 30
Laguna Hills Commerce Center	Laguna Hills, CA	513	16,261	39,559	7,985	16,261	47,544	63,805	34,283	1997	5- 30
Plaza Del Lago	Laguna Hills, CA	101	2,037	5,051	4,099	2,037	9,150	11,187	7,049	1997	5- 30
Canada Business Center	Lake Forest, CA	297	5,508	13,785	6,350	5,508	20,135	25,643	14,943	1997	5- 30
Dixon Landing Business Park	Milpitas, CA	505	26,301	21,121	3,936	26,301	25,057	51,358	9,193	2011	5- 30
Monterey/Calle	Monterey, CA	12	288	706	392	288	1,098	1,386	798	1997	5- 30
Monterey Park	Monterey Park, CA	199	3,078	7,862	1,761	3,078	9,623	12,701	7,205	1997	5- 30
Port of Oakland	Oakland, CA	200	5,638	11,066	820	5,638	11,886	17,524	3,669	2011	5- 30
Kearney Mesa	San Diego, CA	164	2,894	7,089	2,935	2,894	10,024	12,918	7,413	1997	5- 30
Lusk	San Diego, CA	371	5,711	14,049	5,958	5,711	20,007	25,718	14,963	1997	5- 30
Rose Canyon Business Park	San Diego, CA	233	15,129	20,054	2,491	15,129	22,545	37,674	13,404	2005	5- 30
Charcot Business Park	San Jose, CA	283	18,654	17,580	1,853	18,654	19,433	38,087	6,913	2011/2014	5- 30
Las Plumas	San Jose, CA	214	4,379	12,889	6,776	4,379	19,665	24,044	15,833	1998	5- 30
Little Orchard Distribution Center	San Jose, CA	213	7,725	3,846	718	7,725	4,564	12,289	1,971	2011	5- 30
Montague Industrial Park	San Jose, CA	316	14,476	12,807	518	14,476	13,325	27,801	5,172	2011	5- 30
Oakland Road	San Jose, CA	177	3,458	8,765	3,291	3,458	12,056	15,514	8,977	1997	5- 30
Rogers Ave	San Jose, CA	67	3,540	4,896	576	3,540	5,472	9,012	2,989	2006	5- 30
Doolittle Business Park	San Leandro, CA	113	3,929	6,231	480	3,929	6,711	10,640	2,183	2011	5- 30
Bayshore Corporate Center	San Mateo, CA	340	25,108	36,891	6,964	25,108	43,855	68,963	13,870	2013	5- 30
San Ramon/Norris Canyon	San Ramon, CA	52	1,486	3,642	1,340	1,486	4,982	6,468	3,718	1997	5- 30
Commerce Park	Santa Clara, CA	251	17,218	21,914	4,111	17,218	26,025	43,243	17,177	2007	5- 30

					Cost
					Capitalized
					Subsequent to	Gross Carrying Amount at
			Initial Cost to Company		Acquisition	December 31, 2018
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Santa Clara Tech Park	Santa Clara, CA	178	7,673	15,645	4,575	7,673	20,220	27,893	14,847	2000	5- 30
Walsh at Lafayette	Santa Clara, CA	321	13,439	17,890	636	13,439	18,526	31,965	6,584	2011	5- 30
Signal Hill	Signal Hill, CA	269	6,693	12,699	3,059	6,693	15,758	22,451	10,178	1997/2006	5- 30
Airport Boulevard	So San Francisco, CA	52	899	2,387	812	899	3,199	4,098	2,390	1997	5- 30
South San Francisco/Produce	So San Francisco, CA	41	776	1,886	546	776	2,432	3,208	1,804	1997	5- 30
Studio City/Ventura	Studio City, CA	22	621	1,530	552	621	2,082	2,703	1,568	1997	5- 30
Kifer Industrial Park	Sunnyvale, CA	287	13,227	37,874	1,488	13,227	39,362	52,589	11,696	2011	5- 30
Torrance	Torrance, CA	147	2,318	6,069	3,564	2,318	9,633	11,951	7,287	1997	5- 30
Boca Commerce	Boca Raton, FL	135	7,795	9,258	3,307	7,795	12,565	20,360	6,142	2006	5- 30
MICC	Miami, FL	3,468	95,115	112,583	42,247	95,115	154,830	249,945	96,725	2003/2011/2014	5- 30
Wellington	Wellington, FL	263	10,845	18,560	2,583	10,845	21,143	31,988	10,191	2006	5- 30
Ammendale	Beltsville, MD	309	4,278	18,380	11,434	4,278	29,814	34,092	23,826	1998	5- 30
Gaithersburg/Christopher	Gaithersburg, MD	29	475	1,203	724	475	1,927	2,402	1,461	1997	5- 30
Metro Park North	Rockville, MD	898	33,995	94,463	47,901	33,995	142,364	176,359	94,491	2001	5- 30
Parklawn Business Park	Rockville, MD	232	3,387	19,628	4,871	3,387	24,499	27,886	10,572	2010	5- 30
The Grove 270	Rockville, MD	578	11,010	58,364	21,236	11,010	79,600	90,610	26,932	2010/2016	5- 30
Westech Business Park	Silver Spring, MD	532	25,261	74,572	19,680	25,261	94,252	119,513	59,715	2006	5- 30
Ben White	Austin, TX	108	1,550	7,015	1,415	1,550	8,430	9,980	6,134	1998	5- 30
Lamar Business Park	Austin, TX	198	2,528	6,596	6,620	2,528	13,216	15,744	10,259	1997	5- 30
McKalla	Austin, TX	236	1,945	13,212	2,388	1,945	15,600	17,545	8,499	1998/2012	5- 30
McNeil	Austin, TX	525	5,477	24,495	5,014	5,477	29,509	34,986	12,821	1999/2010/2012/2014	5- 30
Rutland	Austin, TX	235	2,022	9,397	2,033	2,022	11,430	13,452	8,515	1998/1999	5- 30
Waterford	Austin, TX	106	2,108	9,649	3,929	2,108	13,578	15,686	10,058	1999	5- 30
Braker Business Park	Austin, TX	257	1,874	13,990	2,522	1,874	16,512	18,386	7,539	2010	5- 30
Mopac Business Park	Austin, TX	117	719	3,579	660	719	4,239	4,958	1,888	2010	5- 30
Southpark Business Park	Austin, TX	181	1,266	9,882	2,631	1,266	12,513	13,779	5,934	2010	5- 30
Valwood Business Center	Carrolton, TX	356	2,510	13,859	2,936	2,510	16,795	19,305	5,721	2013	5- 30
Northway Plaza	Farmers Branch, TX	131	1,742	4,503	1,287	1,742	5,790	7,532	1,939	2013	5- 30
Springlake Business Center	Farmers Branch, TX	206	2,607	5,715	2,052	2,607	7,767	10,374	3,030	2013/2014	5- 30
Westwood Business Park	Farmers Branch, TX	112	941	6,884	2,431	941	9,315	10,256	5,950	2003	5- 30
Eastgate	Garland, TX	36	480	1,203	448	480	1,651	2,131	1,282	1997	5- 30
Freeport Business Park	Irving, TX	256	4,564	9,506	3,107	4,564	12,613	17,177	4,471	2013	5- 30
NFTZ (1)	Irving, TX	231	1,517	6,499	3,527	1,517	10,026	11,543	7,972	1998	5- 30
Royal Tech	Irving, TX	794	13,989	54,113	25,400	13,989	79,513	93,502	55,389	1998-2000/2011	5- 30
La Prada	Mesquite, TX	56	495	1,235	742	495	1,977	2,472	1,466	1997	5- 30
The Summit	Plano, TX	184	1,536	6,654	4,596	1,536	11,250	12,786	8,948	1998	5- 30
Arapaho Business Park	Richardson, TX	408	5,226	10,661	4,514	5,226	15,175	20,401	6,046	2013/2014	5- 30
Richardson Business Park	Richardson, TX	117	799	3,568	2,987	799	6,555	7,354	5,263	1998	5- 30
Bren Mar	Alexandria, VA	113	2,197	5,380	3,905	2,197	9,285	11,482	7,255	1997	5- 30
Eisenhower	Alexandria, VA	95	1,440	3,635	2,666	1,440	6,301	7,741	4,997	1997	5- 30
Beaumont	Chantilly, VA	107	4,736	11,051	2,250	4,736	13,301	18,037	8,287	2006	5- 30
Dulles South	Chantilly, VA	99	1,373	6,810	3,206	1,373	10,016	11,389	7,494	1999	5- 30
Lafayette	Chantilly, VA	197	1,680	13,398	6,532	1,680	19,930	21,610	13,959	1999/2000	5- 30
Park East	Chantilly, VA	198	3,851	18,029	10,723	3,851	28,752	32,603	21,427	1999	5- 30

					Cost
					Capitalized
					Subsequent to	Gross Carrying Amount at
			Initial Cost to Company		Acquisition	December 31, 2018
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Fair Oaks Business Park	Fairfax, VA	290	13,598	36,232	9,609	13,598	45,841	59,439	27,723	2004/2007	5- 30
Monroe	Herndon, VA	244	6,737	18,911	11,846	6,737	30,757	37,494	22,963	1997/1999	5- 30
Gunston	Lorton, VA	247	4,146	17,872	11,997	4,146	29,869	34,015	19,408	1998	5- 30
The Mile	McLean, VA	628	38,279	83,596	25,093	38,279	108,689	146,968	48,201	2010/2011	5- 30
Prosperity at Merrifield	Merrifield, VA	659	23,147	67,575	36,497	23,147	104,072	127,219	69,488	2001	5- 30
Alban Road	Springfield, VA	150	1,935	4,736	4,936	1,935	9,672	11,607	7,811	1997	5- 30
I-95	Springfield, VA	210	3,535	15,672	14,038	3,535	29,710	33,245	22,164	2000	5- 30
Fullterton Road Industrial Park	Springfield, VA	243	7,438	24,971	175	7,438	25,146	32,584	638	2018	5- 30
Northern Virginia Industrial Park	Springfield, VA	814	18,369	87,258	1,472	18,369	88,730	107,099	2,110	2018	5- 30
Northpointe	Sterling, VA	147	2,767	8,778	4,744	2,767	13,522	16,289	10,741	1997/1998	5- 30
Shaw Road	Sterling, VA	149	2,969	10,008	4,766	2,969	14,774	17,743	11,709	1998	5- 30
Tysons Corporate Center	Vienna, VA	270	9,885	25,302	9,917	9,885	35,219	45,104	15,270	2010	5- 30
Woodbridge	Woodbridge, VA	114	1,350	3,398	2,043	1,350	5,441	6,791	4,233	1997	5- 30
212th Business Park	Kent, WA	951	19,573	17,695	12,296	19,573	29,991	49,564	11,848	2012	5- 30
Overlake	Redmond, WA	411	23,122	41,106	7,333	23,122	48,439	71,561	30,346	2007	5- 30
Renton	Renton, WA	28	330	889	645	330	1,534	1,864	1,144	1997	5- 30
Total commercial real estate		28,186	794,842	1,755,422	534,605	794,842	2,290,027	3,084,869	1,238,467
Highgate at the Mile	McLean, VA	395 units	21,814	84,916	-	21,814	84,916	106,730	2,649	2018	5- 40
Total multi-family			21,814	84,916	-	21,814	84,916	106,730	2,649
Total		28,186	$816,656	$1,840,338	$534,605	$816,656	$2,374,943	$3,191,599	$1,241,116
____________________________

(1)	The Company owns two properties that are subject to ground leases in Las Colinas, Texas. These leases expire in 2029 and 2030.

PS BUSINESS PARKS, INC.

EXHIBIT INDEX

(Items 15(a)(3) and 15(b))

3.1	Restated Articles of Incorporation. Filed as exhibit 3.1 to the Registrant’s Registration Statement on Form S- 3 (SEC File No. 333-78627) and incorporated herein by reference.
3.2	Restated Bylaws, as amended. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

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

10.12

Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.20% Series Y Cumulative Preferred Units, dated as of December 7, 2017. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (SEC File No. 001- 10709) and incorporated herein by reference.

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

10.15

Amendment to Amended Agreement of Limited Partnership of PS Business Parks, L.P. to Authorize Special Allocations, dated as of January 1, 2017. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (SEC File No. 001-10709) and incorporated herein by reference.

10.16	*	Registrant’s 1997 Stock Option and Incentive Plan. Filed as exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-48313) and incorporated herein by reference.
10.17	*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (SEC File No. 333-104604) and incorporated herein by reference.
10.18	*

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

10.22	*

Amendment to Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.

10.23	*	Revised Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.24	*

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

10.26	*

Form of Registrant’s 2012 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001- 10709) and incorporated herein by reference.

10.27	*

Retirement Plan For Non-Employee Directors, as amended. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 001-10709) and incorporated herein by reference.

10.28	*

Form of 2012 Plan Restricted Share Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (SEC File No. 001-10709) and incorporated herein by reference.

10.29	*

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

Dated: February 25, 2019

PS Business Parks, Inc.

By:	/s/ Maria R. Hawthorne
Maria R. Hawthorne
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr.	Chairman of the Board	February 25, 2019
Ronald L. Havner, Jr.

/s/ Maria R. Hawthorne	Director and Chief Executive	February 25, 2019
Maria R. Hawthorne	Officer (principal executive officer)

/s/ Jeffrey D. Hedges	Chief Financial Officer (principal	February 25, 2019
Jeffrey D. Hedges	financial and accounting officer)

/s/ Jennifer Holden Dunbar	Director	February 25, 2019
Jennifer Holden Dunbar

/s/ James H. Kropp	Director	February 25, 2019
James H. Kropp

/s/ Sara Grootwassink Lewis	Director	February 25, 2019
Sara Grootwassink Lewis

/s/ Gary E. Pruitt	Director	February 25, 2019
Gary E. Pruitt

/s/ Robert S. Rollo	Director	February 25, 2019
Robert S. Rollo

/s/ Joseph D. Russell, Jr.	Director	February 25, 2019
Joseph D. Russell, Jr.

/s/ Peter Schultz	Director	February 25, 2019
Peter Schultz