Form 10-Q
period 2019-03-31
PS BUSINESS PARKS INC/CA
filed 2019-05-01
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Yes ☐ No ☒

As of April 29,  2019, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,417,909.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Cash and cash equivalents	$39,356	$37,379

Real estate facilities, at cost
Land	816,656	816,656
Buildings and improvements	2,382,274	2,374,943
	3,198,930	3,191,599
Accumulated depreciation	(1,265,133)	(1,241,116)
	1,933,797	1,950,483
Land and building held for development	31,273	30,848
	1,965,070	1,981,331
Rent receivable, net	3,428	1,403
Deferred rent receivable, net	33,953	33,308
Other assets	14,812	15,173
Total assets	$2,056,619	$2,068,594

LIABILITIES AND EQUITY

Accrued and other liabilities	$80,344	$85,141
Total liabilities	80,344	85,141
Commitments and contingencies
Equity
PS Business Parks, Inc.’s shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
38,390 shares issued and outstanding at
March 31, 2019 and December 31, 2018	959,750	959,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,417,909 and 27,362,101 shares issued and outstanding at
March 31, 2019 and December 31, 2018, respectively	274	274
Paid-in capital	732,955	736,131
Accumulated earnings	67,059	69,207
Total PS Business Parks, Inc.’s shareholders’ equity	1,760,038	1,765,362
Noncontrolling interests	216,237	218,091
Total equity	1,976,275	1,983,453
Total liabilities and equity	$2,056,619	$2,068,594

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For The Three Months
	Ended March 31,
	2019	2018

Rental income	$107,825	$103,759

Expenses
Cost of operations	33,593	32,456
Depreciation and amortization	24,875	23,882
General and administrative	3,233	2,850
Total operating expenses	61,701	59,188

Interest and other income	618	284
Interest and other expense	(167)	(165)
Gain on sale of real estate facility	—	26,835
Net income	46,575	71,525
Allocation to noncontrolling interests	(7,027)	(11,900)
Net income allocable to PS Business Parks, Inc.	39,548	59,625
Allocation to preferred shareholders	(12,959)	(13,003)
Allocation to restricted stock unit holders	(268)	(574)
Net income allocable to common shareholders	$26,321	$46,048

Net income per common share
Basic	$0.96	$1.69
Diluted	$0.96	$1.69

Weighted average common shares outstanding
Basic	27,373	27,267
Diluted	27,479	27,318

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Amounts in thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
For the three months ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
March 31, 2019	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity	Interests	Equity
Balances at December 31, 2018	38,390	$959,750	27,362,101	$274	$736,131	$69,207	$1,765,362	$218,091	$1,983,453
Issuance of common stock in
connection with stock-based
compensation	—	—	55,808	—	405	—	405	—	405
Stock compensation, net	—	—	—	—	703	—	703	—	703
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(5,494)	—	(5,494)	—	(5,494)
Net income	—	—	—	—	—	39,548	39,548	7,027	46,575
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(12,959)	(12,959)	—	(12,959)
Common stock ($1.05 per share)	—	—	—	—	—	(28,737)	(28,737)	—	(28,737)
Noncontrolling interests—
common units	—	—	—	—	—	—	—	(7,671)	(7,671)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	1,210	—	1,210	(1,210)	—
Balances at March 31, 2019	38,390	$959,750	27,417,909	$274	$732,955	$67,059	$1,760,038	$216,237	$1,976,275

For the three months ended
March 31, 2018
Balances at December 31, 2017	38,390	$959,750	27,254,607	$272	$735,067	$(1,778)	$1,693,311	$196,625	$1,889,936
Issuance of common stock in
connection with stock-based
compensation	—	—	62,091	—	253	—	253	—	253
Stock compensation, net	—	—	—	—	814	—	814	—	814
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(4,529)	—	(4,529)	—	(4,529)
Consolidation of joint venture (see Note 3)	—	—	—	—	—	—	—	4,032	4,032
Net income	—	—	—	—	—	59,625	59,625	11,900	71,525
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(13,003)	(13,003)	—	(13,003)
Common stock ($0.85 per share)	—	—	—	—	—	(23,171)	(23,171)	—	(23,171)
Noncontrolling interests—
common units	—	—	—	—	—	—	—	(6,210)	(6,210)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	969	—	969	(969)	—
Balances at March 31, 2018	38,390	$959,750	27,316,698	$272	$732,574	$21,673	$1,714,269	$205,378	$1,919,647

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For The Three Months
	Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$46,575	$71,525
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	24,875	23,882
Tenant improvement reimbursement amortization, net of lease incentive amortization	(378)	(515)
Gain on sale of real estate facility	—	(26,835)
Stock compensation expense	971	1,109
Amortization of financing costs	136	127
Other, net	(7,424)	(5,355)
Total adjustments	18,180	(7,587)
Net cash provided by operating activities	64,755	63,938
Cash flows from investing activities
Capital expenditures to real estate facilities	(7,551)	(7,042)
Capital expenditures to land and building held for development	(425)	(146)
Consolidation of joint venture	—	1,082
Proceeds from sale of real estate facility	—	41,671
Net cash (used in) provided by investing activities	(7,976)	35,565
Cash flows from financing activities
Borrowings on credit facility	—	35,000
Repayment of borrowings on credit facility	—	(32,500)
Payment of financing costs	(78)	(69)
Proceeds from the exercise of stock options	405	253
Redemption of preferred stock	—	(130,000)
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(5,494)	(4,529)
Cash paid to restricted stock unit holders	(268)	(295)
Distributions paid to preferred shareholders	(12,959)	(13,696)
Distributions paid to common shareholders	(28,737)	(23,171)
Distributions paid to noncontrolling interests—common units	(7,671)	(6,210)
Net cash used in financing activities	(54,802)	(175,217)
Net increase (decrease) in cash and cash equivalents	1,977	(75,714)
Cash, cash equivalents and restricted cash at the beginning of the period	38,467	115,970
Cash, cash equivalents and restricted cash at the end of the period	$40,444	$40,256

Supplemental schedule of non-cash investing and financing activities
Adjustment to noncontrolling interests—common units in the OP
Noncontrolling interests—common units	$(1,210)	$(969)
Paid-in capital	$1,210	$969
Consolidation of joint venture
Land	$—	$21,814
Buildings and improvements	$—	$85,436
Other, net	$—	$(2,320)
Investment in and advances to unconsolidated joint venture	$—	$(100,898)
Noncontrolling interest — joint venture	$—	$(4,032)

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2019, PSB owned 79.0% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and our consolidated joint venture that owns a 395-unit multifamily apartment complex in Tysons, Virginia, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS would own 41.7% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

Description of Business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. As of March 31, 2019, the Company owned and operated 28.2 million rentable square feet of commercial space in six states and held a  95.0% interest in a 395-unit multifamily apartment complex in Tysons, Virginia. The Company also manages for a fee approximately 450,000 rentable square feet on behalf of PS.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP and our consolidated joint venture. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

We account for investments in entities that are not VIEs that we have significant influence over, but do not control, using the equity method of accounting and for investment in entities that we control, we consolidate. On January 1, 2018, we began to consolidate our joint venture due to changes to the joint venture agreement that gave the Company control of the joint venture. See Note 3 for more information on this entity.

PS, the sole limited partner in the OP, has no power to direct the activities of the OP. We are the primary beneficiary of the OP. Accordingly, we consider the OP a VIE and consolidate it. Substantially all of our assets and liabilities are held by the OP.

Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units and (ii) a third-party 5.0% interest in our consolidated joint venture owning a 395-unit multifamily apartment complex. See Note 6 for further information on noncontrolling interests.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances, including deferred rent receivables, on an ongoing basis. Customer receivable balances are net of an allowance for estimated uncollectible accounts totaling $400,000 at March 31, 2019 and December 31, 2018. Deferred rent receivable balances are net of an allowance for uncollectible accounts totaling $989,000 and $876,000 at March 31, 2019 and December 31, 2018, respectively.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets as of March 31, 2019 and 2018 (in thousands):

	March 31,
	2019	2018
Consolidated balance sheets
Cash and cash equivalents	$39,356	$39,168
Restricted cash included in
Land and building held for development	1,088	1,088
Consolidated statements of cash flows	$40,444	$40,256

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

Intangible assets/liabilities

When we acquire real estate facilities, an intangible asset is recorded as other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded as other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of March 31, 2019, the value of above-market in-place rents resulted in net intangible assets of $1.6 million, net of $10.1 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $1.7 million, net of $11.0 million of accumulated amortization. As of December 31, 2018, the value of above-market in-place rents resulted in net intangible assets of $1.8 million, net of $10.0 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $1.8 million, net of $10.8 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place leases (i.e., customer lease-up costs) is recorded as other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of March 31, 2019, the value of acquired in-place leases resulted in net intangible assets of $4.2 million, net of $1.8 million of accumulated amortization. As of December 31, 2018, the value of acquired in-place leases resulted in net intangible assets of $4.7 million, net of $1.3 million of accumulated amortization.

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

Stock compensation

Share-based payments to employees, including grants of employee stock options, are recognized as stock compensation expense in the Company’s consolidated statements of income based on their grant date fair values, except for performance-based grants, which are accounted for based on their fair values at the beginning of the service period. See Note 10.

Accrued and other liabilities

Accrued and other liabilities consist primarily of rents prepaid by our customers, trade payables, property tax accruals, accrued payroll and contingent loss accruals when probable and estimable, as well as the intangible liabilities discussed above. We disclose the nature of significant unaccrued losses that are reasonably possible of occurring and, if estimable, a range of exposure.

Other assets

Other assets are comprised primarily of prepaid expenses, as well as the intangible assets discussed above.

Revenue recognition

We recognize the aggregate rent to be collected (including the impact of escalators and concessions) under leases ratably throughout the non-cancellable lease term on a “straight-line” basis, commencing when the customer takes control of the leased space. Cumulative straight-line rent recognized in excess of amounts billed per the lease term is presented as “deferred rent receivable” on our consolidated balance sheets. We present reimbursements from customers for real estate taxes and other recoverable operating expenses under a single lease component presentation as the timing and pattern of transfer of such reimbursements are the same as the lease term, and the combined single component of such leases are classified as operating leases. Accordingly, we recognize such variable lease payments resulting from the reimbursements from customers for real estate taxes and other recoverable operating expenses as rental income in the period the applicable costs are incurred.  Property management fees are recognized in the period earned as other income.

Costs incurred in acquiring customers (primarily tenant improvements and lease commissions) are capitalized and amortized over the lease period for leases with terms greater than one year.

Sales of real estate facilities

Sales of real estate facilities are not part of our ordinary activities, and as a result, we consider such sales as contracts with non-customers. We recognize sales of real estate when we have collected payment and the attributes of ownership, such as possession and control of the asset, have been transferred to the buyer. If a contract for sale includes obligations to provide goods or services to the buyer, an allocated portion of the contract price is recognized as revenue as the related goods or services are transferred to the buyer.

General and administrative expense

General and administrative expense includes executive and other compensation, corporate office expenses, professional fees, state income taxes and other such costs that are not directly related to the operation of our real estate facilities.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of March 31, 2019 and December 31, 2018,  we did not recognize any tax benefit for uncertain tax positions.

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

Net income per common share

Notwithstanding the presentation of income allocations on our consolidated statements of income, net income is allocated to (a) preferred shareholders, for distributions paid or payable, (b) preferred shareholders, to the extent redemption value exceeds the related carrying value, (c) our joint venture partner, to the extent the consolidated joint venture produce net income or loss during the period and (d) restricted stock unit (“RSU”) holders, for non-forfeitable dividends paid adjusted for participation rights in undistributed earnings. The remaining net income is allocated to the common partnership units and our common shareholders, respectively, based upon the pro-rata aggregate number of units and shares outstanding.

Basic and diluted net income per common share are each calculated based upon net income allocable to common shareholders, divided by (i) in the case of basic net income per common share, weighted average common shares and (ii) in the case of diluted income per share, weighted average common shares adjusted for the impact of stock compensation awards outstanding (Note 10) using the treasury stock method.

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

	For The Three Months
	Ended March 31,
	2019	2018
Calculation of net income allocable to common shareholders
Net income	$46,575	$71,525
Net (income) loss allocated to
Preferred shareholders based upon distributions	(12,959)	(13,003)
Noncontrolling interests—joint venture	(3)	436
Restricted stock unit holders	(268)	(574)
Net income allocable to common shareholders
and noncontrolling interests—common units	33,345	58,384
Net income allocation to noncontrolling interests—
common units	(7,024)	(12,336)
Net income allocable to common shareholders	$26,321	$46,048

Calculation of common partnership units as a percentage of common share equivalents
Weighted average common shares outstanding	27,373	27,267
Weighted average common partnership units outstanding	7,305	7,305
Total common share equivalents	34,678	34,572
Common partnership units as a percentage of common
share equivalents	21.1%	21.1%

Weighted average common shares outstanding
Basic weighted average common shares outstanding	27,373	27,267
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	106	51
Diluted weighted average common shares outstanding	27,479	27,318

Segment reporting

We have two operating segments: (i) the acquisition, development, ownership and management of commercial real estate and (ii) the acquisition, development, ownership and management of multifamily real estate, but have one reportable segment as the multifamily segment does not meet the quantitative thresholds necessary to require reporting as a separate segment.

Reclassifications

We have reclassified our divisional vice presidents’ compensation costs totaling $544,000 for the three months ended March 31, 2018 from cost of operations into general and administrative expense on our consolidated statements of income in the three months ended March 31, 2018 in order to conform to the current period presentation.

Recently issued accounting standards

In May 2014 and February 2016, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASU”s), ASU 2014-09, Revenue from Contracts with Customers (the “Revenue Standard”), and ASU 2016-02, Leases (the “Lease Standard”). These standards apply to substantially all of our revenue generating activities, as well as provide a model to account for the disposition of real estate facilities to non-customers.

Lessor accounting

The Lease Standard directs how we account for payments from the elements of our leases that are generally fixed and determinable at the inception of the lease (“Fixed Lease Payments”) while the Revenue Standard directs how we account for the non-lease components of our lease contracts, primarily expense reimbursements (“Non-Lease Payments”).

The Lease Standard requires us to identify Fixed Lease Payments and Non-Lease Payments of a lease agreement and governs the recognition of revenue for the Fixed Lease Payments. Revenue related to Non-Lease Payments under our lease arrangements is subject to the Revenue Standard effective upon adoption of the Lease Standard. See further discussion below on Fixed Lease Payments and Non-Lease Payments.

Under the Lease Standard, a set of practical expedients for implementation, which must be elected as a package and for all leases, was elected as part of our adoption of the Lease Standard. These practical expedients include (i) relief from re-assessing whether an expired or existing contract meets the definition of a lease, (ii) relief from re-assessing the classification of expired or existing leases at the adoption date and (iii) allowing previously capitalized initial direct leasing costs to continue to be amortized.

We adopted the Lease Standard on its effective date of January 1, 2019. In addition to the package of practical expedients noted above, we also elected the practical expedient not to allocate the total consideration to Fixed Lease Payments and Non-Lease Payments based on their relative standalone selling prices. This practical expedient allows lessors to elect a combined single component presentation if (i) the timing and pattern of the revenue recognition for the Fixed Lease Payments and Non-Lease Payments are the same, and (ii) the combined single component of the lease would continue to be classified as an operating lease. We have assessed and believe the two conditions have been met for Non-Lease Payments as (i) the timing and pattern of transfer of the Fixed Lease Payments and Non-Lease Payments are the same, and (ii) the combined single component of the lease would be classified as an operating lease. The adoption of the Leasing Standard did not result in a material impact to our consolidated financial statements.

We recognized revenue from our lease arrangements aggregating $107.8 million and $103.8 million for the three months ended March 31, 2019 and 2018, respectively.  This revenue consisted primarily of rental income from operating leases and the related variable lease payments resulting from reimbursements of property operating expenses of $82.8 million and $25.0 million, respectively, for three months ended March 31, 2019 and $80.6 million and $23.2 million, respectively, for the three months ended March 31, 2018.

Costs to execute leases

The Lease Standard also provides updated guidance on the requirements for the capitalization of the incremental costs incurred in executing leases, such as legal fees and commissions. Under the Lease Standard, any costs that would have been incurred regardless of successful lease execution, such as allocated costs of internal personnel, are to be expensed and may not be capitalized. As we have historically not capitalized any such costs, the adoption of the Lease Standard did not result in a material impact to our consolidated financial statements.

Lessee accounting

Under the Lease Standard, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on the principle whether the lease is effectively a finance purchase of the leased asset by the lessee. This classification determines whether the lease expense is recognized based on an effective interest method or a straight-line basis over the term of the lease. For most leases with a term of greater than 12 months, in which we are the lessee, the present value of future lease payments is recognized on our balance sheet as a right-of-use (“ROU”) asset and related liability. On January 1, 2019, the Company recorded a ROU asset of $1.7 million, included in “other assets” on our consolidated balance sheets and a corresponding liability of $1.7 million under “accrued and other liabilities”, relating to our existing ground lease arrangements. These operating leases were recognized based on the present value of the future minimum lease payments over the lease term. As these leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of future payments. The discount rate used to determine the present value of these operating leases’ future payments was 4.20%. These ground leases expire in 2029 and 2030 and do not have an option to extend. As of March 31, 2019, the remaining lease terms ranged from 10.5 years to 10.8 years. Lease expense for minimum lease payments is recognized in the period the applicable costs are incurred as monthly rent for these operating leases are constant without increases through the remaining terms of these leases. The adoption of the Lease Standard did not result in a material impact to our consolidated financial statements from the initial recognition of each lease liability or from the pattern of recognition subsequent to adoption.

3. Real estate facilities

The activity in real estate facilities for the three months ended March 31, 2019 was as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2018	$816,656	$2,374,943	$(1,241,116)	$1,950,483
Capital expenditures	—	7,653	—	7,653
Disposals (1)	—	(322)	322	—
Depreciation and amortization expense	—	—	(24,339)	(24,339)
Balances at March 31, 2019	$816,656	$2,382,274	$(1,265,133)	$1,933,797

____________________________

(1)	Disposals primarily represent the book value of tenant improvements that have been removed upon the customer vacating their space.

As of March 31, 2019, we have commitments, pursuant to executed leases throughout our portfolio, to spend $10.2 million on transaction costs, which include tenant improvements and lease commissions.

The purchase price of acquired properties is allocated to land, buildings and improvements (including tenant improvements, unamortized lease commissions, acquired in-place lease values and customer relationships, if any), intangible assets and intangible liabilities (see Note 2), based upon the relative fair value of each component, which are evaluated independently.

We must make significant assumptions in determining the fair value of assets acquired and liabilities assumed, which can affect the recognition and timing of revenue and depreciation and amortization expense. The fair value of land is estimated based upon, among other considerations, comparable sales of land within the same region. The fair value of buildings and improvements, tenant improvements and unamortized lease commissions are based on current market replacement costs and other available market information. The amount recorded to acquired in-place leases is determined based on management’s assessment of current market conditions and the estimated lease-up periods for the respective spaces. Transaction costs related to asset acquisitions are capitalized.

Subsequent to March 31, 2019, we acquired a multi-tenant industrial park comprised of approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million. The portfolio consists of eight buildings and was 98.4% occupied as of the date of the acquisition.

We have a 95.0% interest in a 395-unit multifamily apartment complex on a five-acre site within the Company’s 628,000 square foot office park located in Tysons, Virginia. An unrelated real estate development company (the “JV Partner”) holds the remaining 5.0%.  On January 1, 2018, we began to consolidate our joint venture due to changes to the joint venture agreement that gave the Company control of the joint venture.

The following table summarizes the assets acquired and liabilities assumed related to the consolidation of the joint venture, which was accounted for as an asset acquisition, as of January 1, 2018 (in thousands):

2018
Land	$21,814
Buildings and improvements	84,903
Other assets (in-place lease value)	1,199
Total consolidated joint venture	107,916
Noncontrolling interest in consolidated joint venture	(4,032)
Net book value of joint venture at consolidation	$103,884

Properties Sold

On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet located in Orange County, California, for net sale proceeds of $41.7 million, which resulted in a gain of $26.8 million. We determined that the sale did not meet the criteria for discontinued operations presentation, as the plan to sell did not represent a strategic shift that will have a major effect on our operations and financial results.

4. Leasing activity

The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses under these leases, is as follows as of March 31, 2019 (in thousands):

Remainder of 2019	$223,456
2020	241,023
2021	179,033
2022	122,903
2023	82,752
Thereafter	122,572
Total	$971,739

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $25.0 million and $23.2 million for the three months ended March 31, 2019 and 2018, respectively. These variable lease payment amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.0% of total leased square footage are subject to termination options, of which 1.3% of total leased square footage have termination options exercisable through December 31, 2019. In general, these leases provide for termination payments to us should the termination options be exercised.  Certain leases also have an option to extend the terms of the lease. The future minimum rental income in the above table assumes termination options and lease extensions  options are not exercised.

5. Bank loans

We have a revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). We had no balance outstanding on our Credit Facility at March 31, 2019 and December 31, 2018. The Company had $633,000 and $691,000 of total unamortized loan origination costs as of March 31, 2019 and December 31, 2018, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with as of March 31, 2019. Interest on outstanding borrowings is payable monthly.

6. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $213.2 million and $215.1 million at March 31, 2019 and December 31, 2018, respectively, and (ii) the JV Partner’s 5.0% interest in a joint venture owning a 395-unit multifamily apartment complex, totaling $3.0 million at both March 31, 2019 and December 31, 2018.

PS OP Interests

Each common partnership unit receives a cash distribution equal to the dividend paid on our common shares and is redeemable at PS’s option.

If PS exercises its right of redemption, at PSB’s option (a) PS will receive one common share from us for each common partnership unit redeemed, or (b) PS will receive cash from us for each common partnership unit redeemed generally equal to the market value of a common share (as defined in the Operating Partnership Agreement). We can prevent redemptions that we believe would violate either our articles of incorporation or securities laws, cause PSB to no longer qualify as a REIT, or could result in the OP no longer being treated as a partnership for federal tax purposes.

In allocating net income and presenting equity, we treat the common partnership units as if converted to common shares. Accordingly, they receive the same net income allocation per unit as a common share and are adjusted each period to have the same equity per unit as a common share, totaling $7.0 million and $12.3 million for the three months ended March 31, 2019 and 2018, respectively.

JV Partner

In conjunction with consolidating the joint venture on January 1, 2018, we recorded noncontrolling interest of $4.0 million related to the JV Partner’s 5.0% interest in a joint venture owning a 395-unit multifamily apartment complex. A total of $3,000 in income and $436,000 in loss was allocated to the JV Partner during the three months ended March 31, 2019 and 2018, respectively, and no distributions were paid to the JV Partner.

7. Related party transactions

We manage certain industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues, which is included in “interest and other income” on our consolidated statements of income. Management fee revenues were $78,000 and $127,000 for the three months ended March 31, 2019 and 2018, respectively. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $102,000 and $154,000 for the three months ended March 31, 2019 and 2018, respectively.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were $24,000 for each of the three months ended March 31, 2019 and 2018. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling $19,000 and $17,000 for the three months ended March 31, 2019 and 2018, respectively. These amounts are included under “cost of operations” on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $252,000 and  $230,000 for costs PS incurred on our behalf for the three months ended March 31, 2019 and 2018, respectively. PS reimbursed us $9,000 and $10,000 for costs we incurred on their behalf for the three months ended March 31, 2019 and 2018, respectively.

The Company had net amounts due to PS of $152,000 at March 31, 2019 and due from PS of $43,000 at December 31, 2018, respectively for these contracts, as well as certain operating expenses paid by the Company on behalf of PS.

8. Shareholders’ equity

Preferred stock

As of both March 31, 2019 and December 31, 2018, the Company had the following series of preferred stock outstanding:

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

We paid $13.0 million and $13.7 million in distributions to our preferred shareholders for the three months ended March 31, 2019 and 2018, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At March 31, 2019, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock and units

We paid $28.7 million ($1.05 per common share) and $23.2 million ($0.85 per common share) in distributions to our common shareholders for the three months ended March 31, 2019 and 2018, respectively.

We paid $7.7 million ($1.05 per common unit) and $6.2 million ($0.85 per common unit) in distributions to our common unit holders for the three months ended March 31, 2019 and 2018, respectively.

Equity stock

The Company is authorized to issue 100.0 million shares of Equity Stock. The Articles of Incorporation provide that Equity Stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock. As of March 31, 2019 and December 31, 2018,  no equity stock had been issued.

9. Commitments and contingencies

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

10. Stock compensation

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

For the three months ended March 31, 2019, respectively, we recorded $57,000 in compensation expense related to stock options as compared to $53,000 for the same period in 2018.

During the three months ended March 31, 2019,  no stock options were granted and 7,379 options were exercised. A total of 136,036 and 143,415 options were outstanding at March 31, 2019 and December 31, 2018, respectively.

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

For the three months ended March 31, 2019, respectively, we recorded $857,000 in compensation expense related to RSUs as compared to $999,000 for the same period in 2018.

During the three months ended March 31, 2019,  1,000 RSUs were granted, 83,800 RSUs vested and 1,160 RSUs were forfeited. Tax withholdings totaling $5.5 million were made on behalf of employees in exchange for 35,371 common shares withheld upon vesting for the three months ended March 31, 2019 resulting in the issuance of 48,429 common shares. Tax withholdings totaling $4.5 million were made on behalf of employees in exchange for 40,092 common shares withheld upon vesting for the three months ended March 31, 2018 resulting in the issuance of 57,091 common shares. A total of 159,330 and 243,290 RSUs were outstanding at March 31, 2019 and December 31, 2018, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”); (f) the economic health of our customers; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; and (k) other factors discussed under the heading “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

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

Accounting for Acquired Real Estate Facilities: We estimate the fair value of land, buildings, intangible assets and intangible liabilities for purposes of allocating purchase price. Such estimates are based upon many assumptions and judgments, including (i) market rates of return and capitalization rates on real estate and intangible assets, (ii) building and material cost levels, (iii) comparisons of the acquired underlying land parcels to recent land transactions, (iv) estimated market rent levels and (v) future cash flows from the real estate and the existing customer base. Others could come to materially different conclusions as to the estimated fair values, which would result in different depreciation and amortization expense, rental income, gains and losses on sale of real estate assets, and real estate and intangible assets.

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

Business Overview

Our overall operating results are impacted primarily by the performance of our existing real estate facilities, which at March 31, 2019 were comprised of 28.2 million rentable square feet of primarily multi-tenant industrial, flex and office properties concentrated in six states and a 95.0% interest in a 395-unit multifamily apartment complex. Our multi-tenant commercial properties are located in markets that have experienced long-term economic growth with a particular concentration on small- and medium-size customers. Accordingly, a significant degree of management attention is paid to maximizing the cash flow from our existing real estate portfolio. Also, our strong and conservative capital structure allows us the flexibility to use debt and equity capital prudently to fund our growth, which allows us to acquire properties we believe will create long-term value. From time to time we sell properties which no longer fit the Company’s strategic objectives.

Existing Real Estate Facilities: The operating results of our existing real estate facilities are substantially influenced by demand for rental space within our properties and our markets, which impacts occupancy, rental rates and capital expenditure requirements. We strive to maintain high occupancy levels while increasing rental rates and minimizing capital expenditures when market conditions allow, although the Company may decrease rental rates in markets where conditions require. Management’s initiatives and strategies with respect to our existing real estate facilities, which includes incentivizing our personnel to maximize the return on investment for each lease transaction and providing a superior level of service to our customers, are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018.

Acquisitions of Real Estate Facilities: We seek to grow our portfolio through acquisitions of facilities generally consistent with the Company’s focus on owning concentrated business parks with easily configurable space and in markets and product types with favorable long-term return potential.

Subsequent to March 31, 2019, we acquired a multi-tenant industrial park comprised of approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million. The portfolio consists of eight buildings and was 98.4% occupied as of the date of the acquisition. The eight buildings are located in the Signal Hill industrial submarket where we already own five industrial parks totaling 268,000 square feet.

We continue to seek to acquire additional facilities in our existing markets and generally in close proximity to our existing facilities; however, there can be no assurance that we will acquire additional facilities that meet our risk-adjusted return and underwriting requirements.

Development or Redevelopment of Real Estate Facilities:  We may seek to redevelop our existing real estate. We own a large contiguous block of real estate (628,000 rentable square feet on 44.5 acres of land) located within an area known as The Mile in Tysons, Virginia. We demolished one of our existing office buildings at The Mile and built a 395-unit multifamily building (“Highgate”) at a cost, including the estimated fair value of existing land, of $115.4 million.

While multifamily real estate is not a core asset class for us, we determined that multifamily real estate represented a unique opportunity and the highest and best use of that parcel. We have partnered through a joint venture with a local developer and operator of multifamily properties in order to leverage their development and operational experience. See “Analysis of Net Income – Multifamily” below and Note 3 to our consolidated financial statements for more information on Highgate.

We have an additional 123,000 square foot vacant office building located within The Mile that we are seeking to demolish in order to construct another multifamily property on the parcel. This parcel is reflected on our consolidated balance sheets as land and building held for development. The scope and timing of development of this site is subject to a variety of contingencies, including approval of entitlements. We do not expect that development will commence any earlier than the second half of 2020.

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

Regional Concentration: Our portfolio is concentrated in eight regions, in six states. We have chosen to concentrate in these regions because we believe they have characteristics which enable them to be competitive economically, such as above average population growth, job growth, higher education levels and personal income. Changes in economic conditions in these regions in the future could impact our future results.

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of March 31, 2019, leases from our top 10 customers comprised 8.8% of our annualized rental income, with only one customer, the U.S. Government (3.8%), representing more than 1%. In terms of industry concentration, 19.2% of our annualized rental income comes from business services, 11.4% from warehouse, distribution, transportation and logistics, and 11.1% from computer hardware, software and related services. No other industry group represents more than 10% of our annualized rental income.

Customer credit risk: We have historically experienced a low level of write-offs of uncollectible rents, with less than 0.5% of rental income written off in any year over the last seven years. However, there can be no assurance that write-offs may not increase because there is inherent uncertainty in a customer’s ability to continue paying rent and meet its full lease obligation. As of April 29,  2019, we had 104,000 square feet of leased space occupied by three customers that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement, which we are not obligated to grant but will consider under certain circumstances.

Net Operating Income

We utilize net operating income (“NOI”), a measure that is not defined in accordance with U.S. generally accepted accounting principles (“GAAP”), to evaluate the operating performance of our business parks. We define NOI as rental income less adjusted cost of operations. Adjusted cost of operations represents cost of operations, excluding stock compensation expense, which can vary significantly period to period based upon the performance of the company.

We believe NOI assists investors in analyzing the performance and value of our business parks by excluding (i) corporate overhead (i.e., general and administrative expense) because it does not relate to the results of our business parks (ii) depreciation and amortization expense because it does not accurately reflect changes in the fair value of our business parks and (iii) stock compensation expense because this expense item can vary significantly from period to period and thus impact comparability across periods. The Company’s calculation of NOI and adjusted cost of operations may not be comparable to those of other companies and should not be used as an alternative to performance measures calculated in accordance with GAAP.

Beginning January 1, 2019, the Company has recorded our divisional vice presidents’ compensation costs within general and administrative expense, as we determined that the nature of these individuals’ responsibilities is more consistent with corporate oversight as opposed to direct property operations. As a result of this change, we have reclassified our divisional vice presidents’ compensation costs totaling $544,000 for the three months ended March 31, 2018,  consisting of $385,000 of compensation costs and $159,000 of stock compensation expense, from cost of operations into general and administrative expense on our consolidated statements of income in the three months ended March 31, 2018 in order to conform to the current period presentation.

See “Analysis of net income” below for reconciliations of each of these measures to their closest analogous GAAP measure from our consolidated statements of income.

Results of Operations

Operating Results Overview: Three Months Ended March 31, 2019 and 2018

For the three months ended March 31, 2019, net income allocable to common shareholders was $26.3 million or $0.96 per diluted share, compared to $46.0 million or $1.69 per diluted share for the same period in 2018.  The decrease was mainly due to the gain on sale of a real estate facility sold during the first quarter of 2018 that did not recur in the first quarter of 2019 partially offset by a $2.9 million increase in NOI with respect to our real estate facilities. The increase in NOI includes a $3.0 million, or 4.3%, increase attributable to our Same Park facilities (described below) due to higher rental income per occupied square foot and an increase in occupancy, combined with increased NOI from our Non-Same Park and multifamily assets, partially offset by reduced NOI generated from facilities sold in 2018.

Analysis of Net Income

Our net income is comprised primarily of our real estate operations, depreciation and amortization expense, general and administrative expense, interest and other income, interest and other expenses and gain on sale of real estate facility.

We segregate our real estate activities into (a) same park operations, representing all operating properties acquired prior to January 1, 2017, comprising 27.1 million rentable square feet of our 28.2 million in rentable square feet at March 31, 2019 (the “Same Park” facilities), (b) non-same park operations, representing those facilities we own that were acquired after January 1, 2017 (the “Non-Same Park” facilities), (c) multifamily operations and (d) assets sold.

The table below sets forth the various components of our net income (in thousands):

	For the Three Months
	Ended March 31,
	2019	2018	Change
Rental income
Same Park	$102,846	$98,630	4.3%
Non-Same Park	2,481	—	100.0%
Multifamily	2,498	1,424	75.4%
Assets sold (1)	—	3,705	(100.0%)
Total rental income	107,825	103,759	3.9%

Cost of operations (2)
Adjusted cost of operations (3)
Same Park	31,071	29,838	4.1%
Non-Same Park	1,145	—	100.0%
Multifamily	1,071	997	7.4%
Assets sold (1)	—	1,248	(100.0%)
Stock compensation expense (4)	306	373	(18.0%)
Total cost of operations	33,593	32,456	3.5%

Net operating income (5)
Same Park	71,775	68,792	4.3%
Non-Same Park	1,336	—	100.0%
Multifamily	1,427	427	234.2%
Assets sold (1)	—	2,457	(100.0%)
Stock compensation expense (4)	(306)	(373)	(18.0%)
Depreciation and amortization expense	(24,875)	(23,882)	4.2%
General and administrative expense (2)	(3,233)	(2,850)	13.4%
Interest and other income	618	284	117.6%
Interest and other expense	(167)	(165)	1.2%
Gain on sale of real estate facility	—	26,835	(100.0%)
Net income	$46,575	$71,525	(34.9%)

____________________________

(1)

The operations for “assets sold” are comprised of the historical operations, for all periods shown, of the 705,000 rentable square feet of office product and 194,000 rentable square feet of flex product sold in 2018.

(2)

We have reclassified our divisional vice presidents’ compensation costs totaling $544,000 for the three months ended March 31, 2018 from cost of operations into general and administrative expense on our consolidated statements of income in the three months ended March 31, 2018 in order to conform to the current period presentation. Of this amount, $159,000 of stock compensation expense had previously been excluded from NOI.

(3)	Adjusted cost of operations excludes the impact of stock compensation expense.
(4)

Stock compensation expense, as shown here, represents stock compensation expense for employees whose compensation expense is recorded in cost of operations. Note that stock compensation expense attributable to our executive management team (including divisional vice presidents) and other corporate employees is recorded within general and administrative expense.

(5)	Net operating income represents rental income less adjusted cost of operations.

Rental income increased $4.1 million for the three months ended March 31, 2019 as compared to the same period in 2018 due primarily to increases in rental income from our Same Park facilities and multifamily asset combined with rental income from our Non-Same Park facilities acquired during the latter half of 2018 offset partially by loss of rental income from assets sold.

Cost of operations increased $1.1 million for the three months ended March 31, 2019 as compared to the same period in 2018.  The increase was primarily due to an increase in adjusted cost of operations from our Same Park facilities combined with adjusted cost of operations from our Non-Same Park facilities acquired during the latter half of 2018 offset partially by loss of adjusted cost of operations from assets sold.

Net income decreased $25.0 million for the three months ended March 31, 2019 as compared to the same period in 2018 due primarily to the gain on sale of an office park in Orange County, California during the first quarter of 2018 combined with higher depreciation and amortization expense and higher general and administrative expense partially offset by higher rental income.

Same Park Facilities

The Same Park facilities are those that we have owned and operated since January 1, 2017.  We evaluate the operations of these facilities to provide an informative view of how the Company’s portfolio has performed over comparable periods. We believe that investors and analysts use Same Park information in a similar manner. The following table summarizes the historical operating results of these facilities and certain statistical information related to leasing activity in the three months ended March 31, 2019 and 2018, respectively (in thousands, except per square foot data):

	For The Three Months
	Ended March 31,
	2019	2018	Change
Rental income	$102,846	$98,630	4.3%

Adjusted cost of operations (1)
Property taxes	10,702	10,224	4.7%
Utilities	5,844	5,851	(0.1%)
Repairs and maintenance	6,247	6,112	2.2%
Snow removal	1,316	812	62.1%
Other expenses	6,962	6,839	1.8%
Total	31,071	29,838	4.1%

NOI	$71,775	$68,792	4.3%

Selected Statistical Data
NOI margin (2)	69.8%	69.7%	0.1%
Weighted average square foot occupancy	94.5%	94.2%	0.3%
Revenue per occupied square foot (3)	$16.04	$15.43	4.0%
Revenue per available foot (RevPAF) (4)	$15.16	$14.54	4.3%

____________________________

(1)

We have reclassified divisional vice presidents’ compensation costs totaling  $385,000 for the three months ended March 31, 2018 from adjusted cost of operations into general and administrative expense in order to conform to the current period presentation. Non-cash compensation expense for our divisional vice presidents, which totaled $159,000 for the three months ended March 31, 2018, had previously been excluded from adjusted cost of operations.

(2)	NOI margin is computed by dividing NOI by rental income.
(3)

Revenue per occupied square foot is computed by dividing rental income during the period by weighted average occupied square feet during the same period. For the three month periods ending March 31, 2019 and 2018, rental income amounts have been annualized.

(4)

Revenue per available square foot is computed by dividing rental income during the period by weighted average available square feet. For the three month periods ending March 31, 2019 and 2018, rental income amounts have been annualized.

Analysis of Same Park Rental Income

Rental income generated by our Same Park facilities increased 4.3% for the three months ended March 31, 2019 as compared to the same period in 2018. The increase  was due primarily to higher rental rates charged to our customers, as revenue per occupied square foot increased 4.0% in the three months ended March 31, 2019 compared to the same period in 2018, as well as weighted average occupancy which increased  0.3% in the three months ended March 31, 2019 compared to the same period in 2018.

We believe that high occupancy levels help maximize our rental income. Accordingly, we seek to maintain a weighted average occupancy over 90%.

During the first three months of 2019 and 2018, most markets continued to reflect conditions favorable to landlords allowing for stable occupancy as well as increasing cash rental rates. With the exception of Northern Virginia and Suburban Maryland markets, new cash rental rates for the Company improved over expiring cash rental rates on executed leases as economic conditions and tenant demand remained robust.

Our future revenue growth will come primarily from potential increases in market rents allowing us to increase rent levels when leases are either renewed with existing customers or re-leased to new customers. The following table sets forth the expirations of existing leases in our Same Park portfolio over the next five years based on lease data at March 31, 2019 (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
Remainder of 2019	1,567	5,151	20.0%	$81,687	18.8%
2020	1,537	6,058	23.5%	96,226	22.1%
2021	883	4,211	16.4%	70,220	16.2%
2022	421	3,671	14.3%	65,395	15.0%
2023	331	2,783	10.8%	47,480	10.9%
Thereafter	185	3,871	15.0%	73,827	17.0%
Total	4,924	25,745	100.0%	$434,835	100.0%

During the three months ended March 31, 2019, we leased approximately 1.6 million in rentable square feet to new and existing customers at an average 9.2% increase in cash rental rates over the previous rates. Renewals of leases with existing customers represented 65.9% of our leasing activity for the three months ended March 31, 2019. See “Analysis of Same Park Market Trends” below for further analysis of such data on a by market basis.

Our ability to re-lease space on expired leases in a way that minimizes vacancy periods and achieves market rental rates will depend upon market conditions in the specific submarkets in which each of our properties are located.

Analysis of Same Park Adjusted Cost of Operations

Cost of operations generated by the Same Park facilities increased 4.1% for the three months ended March 31, 2019 as compared to the same period in the prior year. The three month increase was due primarily to an increase in snow removal costs and higher property tax expense.

Property taxes increased 4.7% for the three months ended March 31, 2019 as compared to the same period in the prior year. The increase was due primarily to higher assessed values. We expect property tax growth in the future due primarily to higher assessed values.

Utilities are dependent primarily upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities decreased 0.1% during the three months ended March 31, 2019 as compared to the same period in the prior year. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not predictable. However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates in the future.

Repairs and maintenance increased 2.2% for the three months ended March 31, 2019 as compared to the same period in the prior year. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable.

Snow removal increased 62.1% during the three months ended March 31, 2019 as compared to the same period in the prior year. The three month increase was due to a colder winter in 2019 in our Northern Virginia and Suburban Maryland markets compared to the same period in 2018. Snow removal costs are weather dependent and therefore not predictable.

Other expenses increased 1.8% for the three months ended March 31, 2019 as compared to the same period in the prior year. These costs are comprised of on site and supervisory personnel, property insurance and other expenses incurred in the operation of our properties. We expect increases in other expenses for the remainder of 2019 that are similar to the increases in the three month period ended March 31, 2019.

Same Park Quarterly Trends

The following table sets forth historical quarterly data related to the operations of the Same Park facilities for rental income, adjusted cost of operations, occupancies and annualized revenue per occupied square foot (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31
Rental income
2019	$102,846	$—	$—	$—
2018	$98,630	$98,469	$99,066	$99,132

Adjusted cost of operations (1)
2019	$31,071	$—	$—	$—
2018	$29,838	$28,718	$28,715	$27,716

Weighted average square foot occupancy
2019	94.5%	—	—	—
2018	94.2%	94.3%	94.8%	95.1%

Annualized revenue per occupied square foot
2019	$16.04	$—	$—	$—
2018	$15.43	$15.40	$15.41	$15.36

RevPAF
2019	$15.16	$—	$—	$—
2018	$14.54	$14.52	$14.61	$14.62

____________________________

(1)

To conform to current period presentation, we have reclassified divisional vice presidents’ compensation costs totaling $385,000, $305,000, $294,000 and $294,000 for each of the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively, from adjusted cost of operations into general and administrative expense. Non-cash compensation expense for our divisional vice presidents had previously been excluded from adjusted cost of operations.

Analysis of Same Park Market Trends

The following tables set forth rental income, adjusted cost of operations, weighted average occupancy and annualized revenue per occupied square foot data in our Same Park facilities (in thousands, except per square foot data):

	For The Three Months
	Ended March 31,
Region	2019	2018	Change

Geographic Data on Same Park

Rental income
Northern California (7.2 million feet)	$26,056	$24,235	7.5%
Southern California (3.3 million feet)	13,607	12,980	4.8%
Dallas (2.9 million feet)	8,320	7,750	7.4%
Austin (2.0 million feet)	7,628	7,436	2.6%
Northern Virginia (3.9 million feet)	18,866	18,880	(0.1%)
South Florida (3.9 million feet)	10,891	10,577	3.0%
Suburban Maryland (2.5 million feet)	13,084	12,537	4.4%
Seattle (1.4 million feet)	4,394	4,235	3.8%
Total Same Park (27.1 million feet)	102,846	98,630	4.3%

Adjusted cost of operations
Northern California	6,044	5,691	6.2%
Southern California	3,546	3,218	10.2%
Dallas	2,912	2,753	5.8%
Austin	2,724	2,559	6.4%
Northern Virginia	7,082	6,931	2.2%
South Florida	2,883	2,877	0.2%
Suburban Maryland	4,845	4,746	2.1%
Seattle	1,035	1,063	(2.6%)
Total Same Park	31,071	29,838	4.1%

Net operating income
Northern California	20,012	18,544	7.9%
Southern California	10,061	9,762	3.1%
Dallas	5,408	4,997	8.2%
Austin	4,904	4,877	0.6%
Northern Virginia	11,784	11,949	(1.4%)
South Florida	8,008	7,700	4.0%
Suburban Maryland	8,239	7,791	5.8%
Seattle	3,359	3,172	5.9%
Total Same Park	$71,775	$68,792	4.3%

Weighted average square foot occupancy
Northern California	96.6%	97.6%	(1.0%)
Southern California	95.7%	97.4%	(1.7%)
Dallas	92.3%	89.6%	3.0%
Austin	90.7%	94.4%	(3.9%)
Northern Virginia	93.7%	91.0%	3.0%
South Florida	96.4%	96.2%	0.2%
Suburban Maryland	90.0%	85.8%	4.9%
Seattle	96.1%	98.2%	(2.1%)
Total Same Park	94.5%	94.2%	0.3%

Annualized revenue per occupied square foot
Northern California	$14.90	$13.72	8.6%
Southern California	$17.34	$16.24	6.8%
Dallas	$12.47	$11.98	4.1%
Austin	$17.14	$16.04	6.9%
Northern Virginia	$20.55	$21.19	(3.0%)
South Florida	$11.69	$11.38	2.7%
Suburban Maryland	$22.51	$22.62	(0.5%)
Seattle	$13.16	$12.41	6.0%
Total Same Park	$16.04	$15.43	4.0%

As noted above, our past revenue growth has come from contractual annual rent increases, as well as re-leasing of space at rates above outgoing rental rates.  We believe the percentage difference between outgoing billed rent  inclusive of estimated expense recoveries  and incoming billed rent inclusive of estimated expense recoveries for leases executed (the “Cash Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following table summarizes the Cash Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park facilities, on a regional basis, for the three months ended March 31, 2019 (square feet in thousands):

	For the Three Months Ended March 31, 2019
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	329	33.3%	$2.01	22.1%
Southern California	311	70.3%	$1.71	10.6%
Dallas	283	90.6%	$5.28	6.6%
Austin	44	51.0%	$3.42	5.5%
Northern Virginia	245	85.8%	$4.48	(1.5%)
South Florida	219	76.8%	$1.55	16.0%
Suburban Maryland	78	61.4%	$7.27	(9.0%)
Seattle	78	62.0%	$0.90	18.9%
Total	1,587	66.4%	$3.10	9.2%

____________________________

(1)

Cash Rental Rate Change is computed by taking the percentage difference between the incoming initial billed monthly cash rental rates inclusive of estimated expense recoveries (excluding the impact of certain items such as concessions or future escalators) on new leases or extensions executed in the period, and the outgoing monthly cash rental rates inclusive of estimated expense recoveries last billed on the previous lease for that space. Leases executed on spaces vacant for more than the preceding twelve months have been excluded from this measure.

During the first three months of 2019 and 2018, most markets, with the exception of Northern Virginia and Suburban Maryland, continued to reflect favorable conditions allowing for stable occupancy as well as increasing cash rental rates. In Northern Virginia and Suburban Maryland, cash rental rates on executed leases declined 1.5% and 9.0%, respectively, for the three months ended March 31, 2019, reflecting continued soft market conditions that have persisted for several years due to, among other factors, federal government downsizing. To the extent that such trends continue in these markets, which comprised 31.1% of our Same Park rental income for the three months ended March 31, 2019 and 21.4% of square feet expiring through December 31, 2020, we may continue to face reduced rental income in these markets.

Non-Same Park facilities: The table below reflects the assets comprising our Non-Same Park facilities (in thousands):

			Purchase	Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Price	Feet	Acquisition	March 31, 2019
Northern Virginia and Fullerton	June, 2018	Lorton and Springfield,	$143,766	1,057	76.1%	79.9%
Road Industrial Parks		Virginia

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

Multifamily: As of March 31, 2019, we have a 95.0% interest in Highgate, a 395-unit apartment complex.  On January 1, 2018, we began to consolidate our joint venture due to changes to the joint venture agreement that gave the Company control of the joint venture.

During the three months ended March 31, 2019, Highgate generated $1.4 million of NOI, consisting of $2.5 million in rental income and $1.1 million in adjusted cost of operations compared to $427,000 of NOI, consisting of $1.4 million in rental income and $997,000 in adjusted cost of operations for the same period in 2018.

The following table summarizes Highgate’s project timeline and certain statistics as of March 31, 2019:

		Schedule		As of March 31, 2019
Apartment Units	Total Costs (1) (in thousands)	Construction Start	Initial Occupancy	Physical Occupancy	Average Rent per Unit (2)
395	$115,426	Q3 2015	Q2 2017	94.9%	$2,074

____________________________

(1)	The project cost for Highgate includes the underlying land at the assigned contribution value upon formation of the joint venture.
(2)

Average rent per unit is defined as the total potential monthly rental revenue (actual rent for occupied apartment units plus market rent for vacant apartment units) divided by the total number of rentable apartment units.

Assets sold: These amounts include historical operating results with respect to properties that we sold.

Depreciation and Amortization Expense: Depreciation and amortization expense was $24.9 million for the three months ended March 31, 2019 compared to $23.9 million for the same period in 2018.  The three month increase in depreciation and amortization expense was primarily due to depreciation and amortization expense from the Non-Same Park facilities.

General and Administrative Expense: General and administrative expense primarily represents executive and other compensation, audit and tax fees, legal expenses and costs associated with being a public company. For the three months ended March 31, 2019, general and administrative expense increased $383,000,  or 13.4%, compared to the same period in 2018. This increase was primarily due to compensation costs relating to the new chief financial officer starting during the latter half of 2018 combined with an increase in due diligence cost relating to non-capitalizable pre-development costs.

Gain on sale of real estate facility: On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet located in Orange County, California, for net sale proceeds of $41.7 million, which resulted in a gain of $26.8 million.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

Capital Raising Strategy: As a REIT, we generally distribute substantially all of our “REIT taxable income” to our shareholders, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investment purposes. As a result, in order to grow our asset base, access to capital is important.

Our financial profile is characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows. We are a highly rated REIT, as rated by Moody’s and Standard & Poor’s. Our corporate credit rating by Standard and Poor’s is A-, while our preferred shares are rated BBB by Standard and Poor’s and Baa2 by Moody’s. We believe our credit profile and ratings will enable us to efficiently access both the public and private capital markets to raise capital, as necessary.

In order to maintain access to capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense, capitalized interest and preferred distributions paid to preferred shareholders. For the three months ended March 31, 2019, the ratio to FFO to combined fixed charges and preferred distributions paid was 5.5 to 1.0.

We have a $250.0 million revolving Credit Facility that can be expanded to $400.0 million which expires in January, 2022. We can use the Credit Facility as necessary as temporary financing until we are able to raise longer term capital. Historically, we have funded our long-term capital requirements with retained operating cash flow and proceeds from the issuance of common and preferred securities. We will select among these sources of capital based upon availability, relative cost, the impact of constraints on our operations (such as covenants), as well as the desire for leverage.

Short-term Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for debt service, capital expenditures and distributions to our shareholders for the foreseeable future.

As of March 31, 2019, we had $39.4 million in unrestricted cash. In the last five years, we have retained approximately $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less shareholder and unit holder distributions and capital expenditures.

Required Debt Repayment: As of March 31, 2019, we have no debt outstanding on our Credit Facility. We are in compliance with all of the covenants and other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements generally are related to property renovations and expenditures related to repositioning asset acquisitions. The following table sets forth our commercial capital expenditures paid for in the three months ended March 31, 2019 and 2018, respectively, on an aggregate and per square foot basis:

	For the Three Months Ended March 31,
	2019	2018	2019	2018
Commercial Real Estate	(in thousands)		(per square foot)
Recurring capital expenditures
Capital improvements (1)	$1,180	$1,124	$0.04	$0.04
Tenant improvements	3,551	3,940	0.13	0.14
Lease commissions	1,956	1,939	0.07	0.07
Total commercial recurring capital expenditures	6,687	7,003	0.24	0.25
Nonrecurring capital improvements	864	32	0.03	—
Total commercial capital expenditures (1)	$7,551	$7,035	$0.27	$0.25

____________________________

(1)	Excludes $7,000 of recurring capital improvements on our multifamily asset in 2018. 31

The following table summarizes Same Park, Non-Same Park, multifamily and assets sold recurring capital expenditures paid and the related percentage of NOI by region for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
				Recurring
	Recurring			Capital Expenditures
	Capital Expenditures			as a Percentage of NOI
	2019	2018	Change	2019	2018
Region
Same Park
Northern California	$575	$1,005	(42.8%)	2.9%	5.4%
Southern California	669	502	33.3%	6.6%	5.1%
Dallas	1,186	655	81.1%	21.9%	13.1%
Austin	361	252	43.3%	7.4%	5.2%
Northern Virginia	1,427	2,176	(34.4%)	12.1%	18.2%
South Florida	401	465	(13.8%)	5.0%	6.0%
Suburban Maryland	917	1,697	(46.0%)	11.1%	21.8%
Seattle	80	155	(48.4%)	2.4%	4.9%
Total Same Park	5,616	6,907	(18.7%)	7.8%	10.0%
Non-Same Park
Northern Virginia	1,071	—	100.0%	—	—
Total Non-Same Park	1,071	—	100.0%	—	—
Assets sold	—	96	(100.0%)	—	—
Total commercial recurring
capital expenditures	6,687	7,003	(4.5%)	—	—
Multifamily	—	7	(100.0%)	—	—
Total	$6,687	$7,010	(4.6%)	—	—

The decrease in Same Park recurring capital expenditures of $1.3 million, or 18.7%, was primarily due to first generation transaction costs spent on the 2016 acquisition (The Grove 270) in 2018. The increase in Non-Same Park recurring capital expenditures are related to transaction costs spent on our Northern Virginia Industrial Portfolio, which was acquired in June, 2018, attributed to the lease-up of that park.

In the last five years, our recurring capital expenditures have averaged generally between $1.10 and $1.64 per square foot, and 11.6% and 18.8% as a percentage of NOI.

Redemption of Preferred Stock: Historically, we have reduced our cost of capital by refinancing higher coupon preferred securities with lower coupon preferred securities.

At March 31, 2019, our 5.75% Series U preferred shares, with a par value of $230.0 million, and our 5.70% Series V preferred shares, with a par value of $110.0 million, were redeemable at par. Redemption of such preferred shares will depend upon many factors, including our cost of capital. None of our preferred securities are redeemable at the option of the holders.

Acquisitions of real estate facilities: Subsequent to March 31, 2019, we acquired a multi-tenant industrial park comprised of approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million. We have acquired real estate facilities in the past, and we continue to seek to acquire additional real estate facilities; however, there is significant competition to acquire existing facilities and there can be no assurance as to the volume of future acquisition activity.

Sale of real estate: During the three months ended March 31, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet located in Orange County, California, for net sale proceeds of $41.7 million, which resulted in a gain of $26.8 million.

Development of real estate facilities: As noted above, we have a 123,000 square foot vacant building located within The Mile that we are seeking to develop into a multifamily property. There can be no assurance as to the timing or amount of any investment that may occur; however, we do not expect to incur any significant development costs on this potential project any earlier than the second half of 2020.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the three months ended March 31, 2019 or the year ended December 31, 2018. As of March 31, 2019, management has the authorization to repurchase an additional 1,614,721 shares.

Requirement to Pay Distributions: Our election to be taxed as a REIT, as defined by the Code, applies to all periods presented herein.  As a REIT, we do not incur federal income tax on our “REIT taxable income” that is distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and we continue to meet certain organizational and operational rules. We believe we have met these requirements in all periods presented herein, and we expect we will continue to qualify as a REIT in future periods.

We paid REIT qualifying distributions of $41.7 million ($13.0 million to preferred shareholders and $28.7 million to common shareholders) during the three months ended March 31, 2019.

We estimate the annual distribution requirements with respect to our preferred shares outstanding at March 31, 2019 to be $51.8 million per year.

Our consistent, long-term dividend policy has been to set dividend distribution amounts based on our taxable income. Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements and, after taking into consideration distributions to the preferred shareholders, will be funded with cash provided by operating activities.

Funds from Operations and Core Funds from Operations

Funds from Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts and is considered a helpful measure of REIT performance by REITs and many REIT analysts. FFO represents GAAP net income before real estate depreciation and amortization expense, gains or losses on sales of operating properties and land and impairment charges on real estate assets.

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the net impact of (i) income allocated to preferred shareholders to the extent redemption value exceeds the related carrying value and (ii) nonrecurring income or expense items.

For the three months ended March 31, 2019 and 2018, Core FFO was equal to FFO as the Company did not incur any preferred share redemption charges or any nonrecurring income or expenses in either period.

We believe FFO and Core FFO assist investors in analyzing and comparing the operating and financial performance of a company’s real estate between periods. FFO and Core FFO are not substitutes for GAAP net income. In addition, other REITs may compute these measures differently; and, in the case of Core FFO, other REITs may not use the same methodology which could inhibit comparability.

The following table reconciles from net income allocable to common shareholders to FFO and Core FFO and net income per share to FFO per share (amounts in thousands, except per share data):

	For The Three Months
	Ended March 31,
	2019	2018
Net income allocable to common shareholders	$26,321	$46,048
Adjustments
Gain on sale of real estate facility	—	(26,835)
Depreciation and amortization expense	24,875	23,882
Net income allocated to noncontrolling interests	7,027	11,900
Net income allocated to restricted stock unit holders	268	574
FFO (income) loss allocated to JV partner	(29)	13
FFO allocable to common and dilutive shares	$58,462	$55,582

Core FFO allocable to common and dilutive shares	$58,462	$55,582

Weighted average outstanding
Common shares	27,373	27,267
Common operating partnership units	7,305	7,305
Restricted stock units	140	246
Common share equivalents	106	51
Total common and dilutive shares	34,924	34,869

Net income per common share—diluted	$0.96	$1.69
Gain on sale of real estate facility	—	(0.77)
Depreciation and amortization expense	0.71	0.67
FFO per share	$1.67	$1.59

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations: We paid $13.0 million in distributions to our preferred shareholders for the three months ended March 31, 2019 and expect to continue to pay quarterly distributions in the same amount for the foreseeable future or until such time as there is a change in the amount or composition of our series of preferred equity outstanding. Dividends on preferred equity are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of March 31, 2019 and their impact on our cash flows and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Transaction costs (1)	$10,162	$10,162	$—	$—	$—
Ground lease obligations (2)	2,073	108	594	397	974
Total	$12,235	$10,270	$594	$397	$974

____________________________

(1)	Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.
(2)	Represents future contractual payments on land under various operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding on its Credit Facility as of March 31, 2019.

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. See Notes 2 and 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the terms, valuations and approximate principal maturities of the Company’s indebtedness, including the Credit Facility.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2019, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not subject to any material legal proceedings other than ordinary routine litigation and administrative proceedings incidental to its business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

During the three months ended March 31, 2019, there were no shares of the Company’s common stock repurchased. As of March 31, 2019, 1,614,721 shares remain available for purchase under the program.

See Note 10 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits Number	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Filed herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2019

PS BUSINESS PARKS, INC.

BY:	/s/ Jeffrey D. Hedges
Jeffrey D. Hedges
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)