Form 10-Q
period 2019-06-30
PS BUSINESS PARKS INC/CA
filed 2019-07-26
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (818) 244-8080

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	PSB	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.750% Cumulative Preferred Stock, Series U, $0.01 par value per share	PSBPrU	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.700% Cumulative Preferred Stock, Series V, $0.01 par value per share	PSBPrV	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.200% Cumulative Preferred Stock, Series W, $0.01 par value per share	PSBPrW	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.250% Cumulative Preferred Stock, Series X, $0.01 par value per share	PSBPrX	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.200% Cumulative Preferred Stock, Series Y, $0.01 par value per share	PSBPrY	New York Stock Exchange

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

Yes ☐ No ☒

As of July 22, 2019, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,430,764.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Cash and cash equivalents	$42,046	$37,379

Real estate facilities, at cost
Land	772,399	762,731
Buildings and improvements	2,171,281	2,157,407
	2,943,680	2,920,138
Accumulated depreciation	(1,135,107)	(1,097,748)
	1,808,573	1,822,390
Properties held for sale, net	124,680	128,093
Land and building held for development	31,841	30,848
	1,965,094	1,981,331
Rent receivable, net	2,308	1,403
Deferred rent receivable, net	34,572	33,308
Other assets	13,524	15,173
Total assets	$2,057,544	$2,068,594

LIABILITIES AND EQUITY

Accrued and other liabilities	$80,367	$85,141
Total liabilities	80,367	85,141
Commitments and contingencies
Equity
PS Business Parks, Inc.’s shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
38,390 shares issued and outstanding at
June 30, 2019 and December 31, 2018	959,750	959,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,429,756 and 27,362,101 shares issued and outstanding at
June 30, 2019 and December 31, 2018, respectively	274	274
Paid-in capital	733,777	736,131
Accumulated earnings	67,049	69,207
Total PS Business Parks, Inc.’s shareholders’ equity	1,760,850	1,765,362
Noncontrolling interests	216,327	218,091
Total equity	1,977,177	1,983,453
Total liabilities and equity	$2,057,544	$2,068,594

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Rental income	$107,782	$101,824	$215,607	$205,583

Expenses
Cost of operations	31,460	30,796	65,053	63,252
Depreciation and amortization	24,768	24,416	49,643	48,298
General and administrative	2,827	2,828	6,060	5,678
Total operating expenses	59,055	58,040	120,756	117,228

Interest and other income	764	294	1,382	578
Interest and other expense	(118)	(167)	(285)	(332)
Gain on sale of real estate facilities	—	58,448	—	85,283
Net income	49,373	102,359	95,948	173,884
Allocation to noncontrolling interests	(7,623)	(18,400)	(14,650)	(30,300)
Net income allocable to PS Business Parks, Inc.	41,750	83,959	81,298	143,584
Allocation to preferred shareholders	(12,959)	(12,959)	(25,918)	(25,962)
Allocation to restricted stock unit holders	(212)	(779)	(480)	(1,353)
Net income allocable to common shareholders	$28,579	$70,221	$54,900	$116,269

Net income per common share
Basic	$1.04	$2.57	$2.00	$4.26
Diluted	$1.04	$2.56	$2.00	$4.24

Weighted average common shares outstanding
Basic	27,426	27,322	27,400	27,294
Diluted	27,532	27,423	27,505	27,395

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Amounts in thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
For the three months ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
June 30, 2019	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity	Interests	Equity
Balances at March 31, 2019	38,390	$959,750	27,417,909	$274	$732,955	$67,059	$1,760,038	$216,237	$1,976,275
Issuance of common stock in
connection with stock-based
compensation	—	—	11,847	—	304	—	304	—	304
Stock compensation, net	—	—	—	—	706	—	706	—	706
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(6)	—	(6)	—	(6)
Net income	—	—	—	—	—	41,750	41,750	7,623	49,373
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(12,959)	(12,959)	—	(12,959)
Common stock ($1.05 per share)	—	—	—	—	—	(28,801)	(28,801)	—	(28,801)
Noncontrolling interests—
Common Units	—	—	—	—	—	—	—	(7,670)	(7,670)
Joint Venture	—	—	—	—	—	—	—	(45)	(45)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	(182)	—	(182)	182	—
Balances at June 30, 2019	38,390	$959,750	27,429,756	$274	$733,777	$67,049	$1,760,850	$216,327	$1,977,177

For the three months ended
June 30, 2018
Balances at March 31, 2018	38,390	$959,750	27,316,698	$272	$732,574	$21,673	$1,714,269	$205,378	$1,919,647
Issuance of common stock in
connection with stock-based
compensation	—	—	15,136	—	975	—	975	—	975
Stock compensation, net	—	—	—	—	431	—	431	—	431
Net income	—	—	—	—	—	83,959	83,959	18,400	102,359
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(12,959)	(12,959)	—	(12,959)
Common stock ($0.85 per share)	—	—	—	—	—	(23,225)	(23,225)	—	(23,225)
Noncontrolling interests—
common units	—	—	—	—	—	—	—	(6,209)	(6,209)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	(363)	—	(363)	363	—
Balances at June 30, 2018	38,390	$959,750	27,331,834	$272	$733,617	$69,448	$1,763,087	$217,932	$1,981,019

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Amounts in thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
For the six months ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
June 30, 2019	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity	Interests	Equity
Balances at December 31, 2018	38,390	$959,750	27,362,101	$274	$736,131	$69,207	$1,765,362	$218,091	$1,983,453
Issuance of common stock in
connection with stock-based
compensation	—	—	67,655	—	709	—	709	—	709
Stock compensation, net	—	—	—	—	1,409	—	1,409	—	1,409
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(5,500)	—	(5,500)	—	(5,500)
Net income	—	—	—	—	—	81,298	81,298	14,650	95,948
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(25,918)	(25,918)	—	(25,918)
Common stock ($2.10 per share)	—	—	—	—	—	(57,538)	(57,538)	—	(57,538)
Noncontrolling interests—
Common Units	—	—	—	—	—	—	—	(15,341)	(15,341)
Joint Venture	—	—	—	—	—	—	—	(45)	(45)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	1,028	—	1,028	(1,028)	—
Balances at June 30, 2019	38,390	$959,750	27,429,756	$274	$733,777	$67,049	$1,760,850	$216,327	$1,977,177

For the six months ended
June 30, 2018
Balances at December 31, 2017	38,390	$959,750	27,254,607	$272	$735,067	$(1,778)	$1,693,311	$196,625	$1,889,936
Issuance of common stock in
connection with stock-based
compensation	—	—	77,227	—	1,228	—	1,228	—	1,228
Stock compensation, net	—	—	—	—	1,245	—	1,245	—	1,245
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(4,529)	—	(4,529)	—	(4,529)
Consolidation of joint venture (see Note 3)	—	—	—	—	—	—	—	4,032	4,032
Net income	—	—	—	—	—	143,584	143,584	30,300	173,884
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(25,962)	(25,962)	—	(25,962)
Common stock ($1.70 per share)	—	—	—	—	—	(46,396)	(46,396)	—	(46,396)
Noncontrolling interests—
common units	—	—	—	—	—	—	—	(12,419)	(12,419)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	606	—	606	(606)	—
Balances at June 30, 2018	38,390	$959,750	27,331,834	$272	$733,617	$69,448	$1,763,087	$217,932	$1,981,019
See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For The Six Months
	Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$95,948	$173,884
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	49,643	48,298
Tenant improvement reimbursement amortization, net of lease incentive amortization	(663)	(1,134)
Gain on sale of real estate facilities	—	(85,283)
Stock compensation expense	1,889	1,781
Amortization of financing costs	272	263
Other, net	(5,920)	(6,055)
Total adjustments	45,221	(42,130)
Net cash provided by operating activities	141,169	131,754
Cash flows from investing activities
Capital expenditures to real estate facilities	(17,503)	(15,083)
Capital expenditures to land and building held for development	(993)	(403)
Acquisition of real estate facility	(13,736)	(142,399)
Consolidation of joint venture	—	1,082
Proceeds from sale of real estate facilities	—	126,836
Net cash used in investing activities	(32,232)	(29,967)
Cash flows from financing activities
Borrowings on credit facility	—	50,000
Repayment of borrowings on credit facility	—	(40,000)
Payment of financing costs	(157)	(148)
Proceeds from the exercise of stock options	709	1,228
Redemption of preferred stock	—	(130,000)
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(5,500)	(4,529)
Cash paid to restricted stock unit holders	(480)	(536)
Distributions paid to preferred shareholders	(25,918)	(26,655)
Distributions paid to common shareholders	(57,538)	(46,396)
Distributions paid to noncontrolling interests—common units	(15,341)	(12,419)
Distributions paid to noncontrolling interests—joint venture	(45)	—
Net cash used in financing activities	(104,270)	(209,455)
Net increase (decrease) in cash and cash equivalents	4,667	(107,668)
Cash, cash equivalents and restricted cash at the beginning of the period	38,467	115,970
Cash, cash equivalents and restricted cash at the end of the period	$43,134	$8,302

Supplemental schedule of non-cash investing and financing activities
Adjustment to noncontrolling interests—common units in the OP
Noncontrolling interests—common units	$(1,028)	$(606)
Paid-in capital	$1,028	$606
Consolidation of joint venture
Land	$—	$21,814
Buildings and improvements	$—	$85,436
Other, net	$—	$(2,320)
Investment in and advances to unconsolidated joint venture	$—	$(100,898)
Noncontrolling interest — joint venture	$—	$(4,032)

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of June 30, 2019, PSB owned 79.0% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and our consolidated joint venture that owns a 395-unit multifamily apartment complex in Tysons, Virginia, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS would own 41.6% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

Description of Business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. As of June 30, 2019, the Company owned and operated 28.3 million rentable square feet of commercial space in six states and held a 95.0% interest in a 395-unit multifamily apartment complex in Tysons, Virginia. The Company also manages for a fee approximately 450,000 rentable square feet on behalf of PS.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP and our consolidated joint venture. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances, including deferred rent receivables, on an ongoing basis. Customer receivable balances are net of an allowance for estimated uncollectible accounts totaling $400,000 at June 30, 2019 and December 31, 2018. Deferred rent receivable balances are net of an allowance for uncollectible accounts totaling $914,000 and $876,000 at June 30, 2019 and December 31, 2018, respectively.

Financial instruments

The methods and assumptions used to estimate the fair value of financial instruments are described below. The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges. The Company determines the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. This hierarchy requires the use of observable market data when available. The following is the fair value hierarchy:

•Level 1—quoted prices for identical instruments in active markets;

•Level 2—quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•Level 3—fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets (in thousands):

	December 31,
	2018	2017
Consolidated balance sheets
Cash and cash equivalents	$37,379	$114,882
Restricted cash included in
Land and building held for development	1,088	1,088
Consolidated statements of cash flows	$38,467	$115,970

	June 30,
	2019	2018
Consolidated balance sheets
Cash and cash equivalents	$42,046	$7,214
Restricted cash included in
Land and building held for development	1,088	1,088
Consolidated statements of cash flows	$43,134	$8,302

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

Intangible assets/liabilities

When we acquire real estate facilities, an intangible asset is recorded as other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded as other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of June 30, 2019, the value of above-market in-place rents resulted in net intangible assets of $1.5 million, net of $10.3 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $1.7 million, net of $11.1 million of accumulated amortization. As of December 31, 2018, the value of above-market in-place rents resulted in net intangible assets of $1.8 million, net of $10.0 million of accumulated amortization and the value of below-market in-

place rents resulted in net intangible liabilities of $1.8 million, net of $10.8 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place leases (i.e., customer lease-up costs) is recorded as other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of June 30, 2019, the value of acquired in-place leases resulted in net intangible assets of $4.1 million, net of $2.4 million of accumulated amortization. As of December 31, 2018, the value of acquired in-place leases resulted in net intangible assets of $4.7 million, net of $1.3 million of accumulated amortization.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of June 30, 2019 and December 31, 2018, we did not recognize any tax benefit for uncertain tax positions.

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

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Calculation of net income allocable to common shareholders
Net income	$49,373	$102,359	$95,948	$173,884
Net (income) loss allocated to
Preferred shareholders based upon distributions	(12,959)	(12,959)	(25,918)	(25,962)
Noncontrolling interests—joint venture	(10)	383	(13)	819
Restricted stock unit holders	(212)	(779)	(480)	(1,353)
Net income allocable to common shareholders
and noncontrolling interests—common units	36,192	89,004	69,537	147,388
Net income allocation to noncontrolling interests—
common units	(7,613)	(18,783)	(14,637)	(31,119)
Net income allocable to common shareholders	$28,579	$70,221	$54,900	$116,269

Calculation of common partnership units as a percentage of common share equivalents
Weighted average common shares outstanding	27,426	27,322	27,400	27,294
Weighted average common partnership units outstanding	7,305	7,305	7,305	7,305
Total common share equivalents	34,731	34,627	34,705	34,599
Common partnership units as a percentage of common
share equivalents	21.0%	21.1%	21.0%	21.1%

Weighted average common shares outstanding
Basic weighted average common shares outstanding	27,426	27,322	27,400	27,294
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	106	101	105	101
Diluted weighted average common shares outstanding	27,532	27,423	27,505	27,395

Segment reporting

We have two operating segments: (i) the acquisition, development, ownership and management of commercial real estate and (ii) the acquisition, development, ownership and management of multifamily real estate, but have one reportable segment as the multifamily segment does not meet the quantitative thresholds necessary to require reporting as a separate segment.

Reclassifications

We have reclassified our divisional vice presidents’ compensation costs totaling $460,000 and $1.0 million for the three and six months ended June 30, 2018, respectively, from cost of operations into general and administrative expense on our consolidated statements of income in the three and six months ended June 30, 2018 in order to conform to the current periods’ presentation. Certain reclassifications have been made to the consolidated financial statements for 2018 in order to conform to the 2019 presentation, including reclassifying assets held for sale as of June 30, 2019 from “real estate facilities, at costs” totaling $128.1 million as of December 31, 2018 into “properties held for sale, net” on our consolidated balance sheets.

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

We recognized revenue from our lease arrangements aggregating $107.8 million and $101.8 million for the three months ended June 30, 2019 and 2018, respectively, and $215.6 million and $205.6 million for the six months ended June 30, 2019 and 2018, respectively. This revenue consisted primarily of rental income from operating leases and the related variable lease payments resulting from reimbursements of property operating expenses. Rental income was $83.8 million and $78.8 million for the three months ended June 30, 2019 and 2018, respectively, and $166.6 million and $159.4 million for the six months ended June 30, 2019 and 2018, respectively. Variable lease payments were $24.0 million and $23.0 million for the three months ended June 30, 2019 and 2018, respectively, and $49.0 million and $46.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

Lessee accounting

Under the Lease Standard, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on the principle whether the lease is effectively a finance purchase of the leased asset by the lessee. This classification determines whether the lease expense is recognized based on an effective interest method or a straight-line basis over the term of the lease. For most leases with a term of greater than 12 months, in which we are the lessee, the present value of future lease payments is recognized on our balance sheet as a right-of-use (“ROU”) asset and related liability. On January 1, 2019, the Company recorded a ROU asset of $1.7 million, included in “other assets” on our consolidated balance sheets and a corresponding liability of $1.7 million under “accrued and other liabilities”, relating to our existing ground lease arrangements. These operating leases were recognized based on the present value of the future minimum lease payments over the lease term. As these leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of future payments. The discount rate used to determine the present value of these operating leases’ future payments was 4.20%. These ground leases expire in 2029 and 2030 and do not have an option to extend. As of June 30, 2019, the remaining lease terms ranged from 10.3 years to 10.6 years. Lease expense for minimum lease payments is recognized in the period the applicable costs are incurred as monthly rent for these operating leases are constant without increases through the remaining terms of these leases. The adoption of the Lease Standard did not result in a material impact to our consolidated financial statements from the initial recognition of each lease liability or from the pattern of recognition subsequent to adoption.

3. Real estate facilities

The activity in real estate facilities for the six months ended June 30, 2019 was as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2018 (1)	$762,731	$2,157,407	$(1,097,748)	$1,822,390
Acquisition of real estate facility	9,668	3,978	—	13,646
Capital expenditures	—	17,722	—	17,722
Disposals (2)	—	(7,184)	7,184	—
Depreciation and amortization expense	—	—	(48,598)	(48,598)
Transfer to properties held for sale	—	(642)	4,055	3,413
Balances at June 30, 2019	$772,399	$2,171,281	$(1,135,107)	$1,808,573

____________________________

(1)Land, building and improvements, and accumulated depreciation, respectively, totaling $53.9 million, $217.5 million and $143.3 million were reclassified as of December 31, 2018 to “properties held for sale, net” representing 1.3 million rentable square feet of flex and office business parks located in Rockville and Silver Spring, Maryland.

(2)Disposals primarily represent the book value of tenant improvements that have been removed upon the customer vacating their space.

As of June 30, 2019, we have commitments, pursuant to executed leases throughout our portfolio, to spend $8.9 million on transaction costs, which include tenant improvements and lease commissions.

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

On April 18, 2019, we acquired a multi-tenant industrial park comprised of approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million.

On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a purchase price of $143.8 million.

The following table summarizes the assets acquired and liabilities assumed for the six months ended June 30, (in thousands):

	2019	2018
Land	$9,668	$25,806
Buildings and improvements	3,978	112,230
Other assets (above-market in-place rents)	—	1,487
Accrued and other liabilities (below-market in-place rents)	(212)	(1,790)
Other assets (in-place lease value)	390	6,033
Total purchase price	13,824	143,766
Net operating assets acquired and liabilities assumed	(88)	(1,367)
Total cash paid	$13,736	$142,399

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

Properties Sold and Held for Sale

We plan to sell 1.3 million rentable square feet of flex and office business parks located in Rockville and Silver Spring, Maryland, and expect to complete the sale within the next year. We determined that the sale did not meet the criteria for discontinued operations presentation, as the plan to sell did not represent a strategic shift that will have a major effect on our operations and financial results. As a result of this classification, the assets of the properties are separately presented as held for sale in the consolidated balance sheet as of December 31, 2018.

On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet located in Orange County, California, for net sale proceeds of $41.7 million, which resulted in a gain of $26.8 million. On April 18, 2018, we sold Orange County Business Center, a park consisting of five multi-tenant office buildings totaling 437,000 square feet located in Orange County, California, for net sale proceeds of $73.3 million, which resulted in a gain of $50.6 million. On April 30, 2018, we sold Northgate Business Park, a park consisting of seven multi-tenant flex buildings totaling 194,000 square feet located in Dallas, Texas, for net sale proceeds of $11.8 million, which resulted in a gain of $7.9 million. We determined that these sales also did not meet the criteria for discontinued operations presentation.

4. Leasing activity

The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses under these leases, is as follows as of June 30, 2019 (in thousands):

Remainder of 2019	$144,071
2020	243,799
2021	182,849
2022	126,476
2023	85,682
Thereafter	121,267
Total (1)	$904,144

____________________________

(1)Excludes future minimum rental income from assets held for sale.

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $24.0 million and $23.0 million for the three months ended June 30, 2019 and 2018, respectively, and $49.0 million and $46.2 million for the six months ended June 30, 2019 and 2018, respectively. These variable lease payment amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.3% of total leased square footage are subject to termination options, of which 1.4% of total leased square footage have termination options exercisable through December 31, 2019. In general, these leases provide for termination payments to us should the termination options be exercised. Certain leases also have an option to extend the terms of the lease. The future minimum rental income in the above table assumes termination options and lease extension options are not exercised.

5. Bank loans

We have a revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). We had no balance outstanding on our Credit Facility at June 30, 2019 and December 31, 2018. The Company had $576,000 and $691,000 of total unamortized loan origination costs as of June 30, 2019 and December 31, 2018, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with as of June 30, 2019. Interest on outstanding borrowings is payable monthly.

6. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $213.4 million and $215.1 million at June 30, 2019 and December 31, 2018, respectively, and (ii) the JV Partner’s 5.0% interest in a joint venture owning a 395-unit multifamily apartment complex, totaling $3.0 million at June 30, 2019 and December 31, 2018.

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

In allocating net income and presenting equity, we treat the common partnership units as if converted to common shares. Accordingly, they receive the same net income allocation per unit as a common share and are adjusted each period to have the same equity per unit as a common share, totaling $7.6 million and $18.8 million for the three months ended June 30, 2019 and 2018, respectively, and $14.6 million and $31.1 million for the six months ended June 30, 2019 and 2018, respectively.

JV Partner

In conjunction with consolidating the joint venture on January 1, 2018, we recorded noncontrolling interest of $4.0 million related to the JV Partner’s 5.0% interest in a joint venture owning a 395-unit multifamily apartment complex. A total of $10,000 in income and $383,000 in loss was allocated to the JV Partner during the three months ended June 30, 2019 and 2018, respectively, and $13,000 in income and $819,000 in loss for the six months ended June 30, 2019 and 2018, respectively. Distributions of $45,000 were paid to the JV Partner during the three and six months ended June 30, 2019 and none were paid during 2018.

7. Related party transactions

We manage certain industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues, which is included in “interest and other income” on our consolidated statements of income. Management fee revenues were $72,000 and $112,000 for the three months ended June 30, 2019 and 2018, respectively, and $150,000 and $238,000 for the six months ended June 30, 2019 and 2018, respectively. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $91,000 and $121,000 for the three months ended June 30, 2019 and 2018, respectively, and $193,000 and $275,000 for the six months ended June 30, 2019 and 2018, respectively.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were $25,000 and $24,000 for the three months ended June 30, 2019 and 2018, respectively, and $49,000 and $47,000 for the six months ended June 30, 2019 and 2018, respectively. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling $19,000 and $18,000 for the three months ended June 30, 2019 and 2018, respectively, and $37,000 and $35,000 for the six months ended June 30, 2019 and 2018, respectively. These amounts are included under “cost of operations” on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $168,000 and $409,000 for costs PS incurred on our behalf for the three months ended June 30, 2019 and 2018, respectively, and $420,000 and $639,000 for the six months ended June 30, 2019 and 2018, respectively. PS reimbursed us $9,000 and $10,000 for costs we incurred on their behalf for the three months ended June 30, 2019 and 2018, respectively, and $17,000 and $19,000 for the six months ended June 30, 2019 and 2018, respectively.

The Company had net amounts due to PS of $127,000 at June 30, 2019 and due from PS of $43,000 at December 31, 2018 for these contracts, as well as certain operating expenses paid by the Company on behalf of PS.

8. Shareholders’ equity

Preferred stock

As of June 30, 2019 and December 31, 2018, the Company had the following series of preferred stock outstanding:

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

We paid $13.0 million in distributions to our preferred shareholders for each of the three months ended June 30, 2019 and 2018, and $25.9 million and $26.7 million in distributions to our preferred shareholders for the six months ended June 30, 2019 and 2018, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At June 30, 2019, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock and units

We paid $28.8 million ($1.05 per common share) and $23.2 million ($0.85 per common share) in distributions to our common shareholders for the three months ended June 30, 2019 and 2018, respectively, and $57.5 million ($2.10 per common share) and $46.4 million ($1.70 per common share) in distributions to our common shareholders for the six months ended June 30, 2019 and 2018, respectively.

We paid $7.7 million ($1.05 per common unit) and $6.2 million ($0.85 per common unit) in distributions to our common unit holders for the three months ended June 30, 2019 and 2018, respectively, and $15.3 million ($2.10 per common unit) and $12.4 million ($1.70 per common unit) in distributions to our common unit holders for the six months ended June 30, 2019 and 2018, respectively.

Equity stock

The Company is authorized to issue 100.0 million shares of Equity Stock. The Articles of Incorporation provide that Equity Stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock. As of June 30, 2019 and December 31, 2018, no equity stock had been issued.

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

For the three and six months ended June 30, 2019, respectively, we recorded $61,000 and $118,000 in compensation expense related to stock options as compared to $64,000 and $117,000 for the same periods in 2018.

During the six months ended June 30, 2019, 14,000 stock options were granted, 11,179 options were exercised and 4,000 options were forfeited. A total of 142,236 and 143,415 options were outstanding at June 30, 2019 and December 31, 2018, respectively.

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

For the three and six months ended June 30, 2019, respectively, we recorded $797,000 and $1.7 million in compensation expense related to RSUs as compared to $556,000 and $1.6 million for the same periods in 2018.

During the six months ended June 30, 2019, 1,000 RSUs were granted, 83,880 RSUs vested and 1,460 RSUs were forfeited. Tax withholdings totaling $5.5 million were made on behalf of employees in exchange for 35,404 common shares withheld upon vesting for the six months ended June 30, 2019 resulting in the issuance of 48,476 common shares. Tax withholdings totaling $4.5 million were made on behalf of employees in exchange for 40,092 common shares withheld upon vesting for the six months ended June 30, 2018 resulting in the issuance of 57,091 common shares. A total of 158,950 and 243,290 RSUs were outstanding at June 30, 2019 and December 31, 2018, respectively.

Pursuant to the existing Retirement Plan for Non-Employee Directors, we issued 8,000 shares to a director upon retirement during the six months ended June 30, 2019. Compensation expense for these shares was previously expensed. The aggregate fair value of such shares was $1.2 million. No shares were issued during the six months ended June 30, 2018.

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

Business Overview

Our overall operating results are impacted primarily by the performance of our existing real estate facilities, which at June 30, 2019 were comprised of 28.3 million rentable square feet of primarily multi-tenant industrial, flex and office properties concentrated in six states and a 95.0% interest in a 395-unit multifamily apartment complex. Our multi-tenant commercial properties are located in markets that have experienced long-term economic growth with a particular concentration on small- and medium-size customers. Accordingly, a significant degree of management attention is paid to maximizing the cash flow from our existing real estate portfolio. Also, our strong and conservative capital structure allows us the flexibility to use debt and equity capital prudently to fund our growth, which allows us to acquire properties we believe will create long-term value. From time to time we sell properties which no longer fit the Company’s strategic objectives.

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

On April 18, 2019, we acquired a multi-tenant industrial park comprised of approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million. The portfolio consists of eight buildings and was 98.4% occupied as of the date of the acquisition. The eight buildings are located in the Signal Hill industrial submarket where we already own five industrial parks totaling 268,000 square feet.

On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a purchase price of $143.8 million. The portfolio consists of 19 buildings and was 76.1% occupied as of the date of acquisition. The 19 buildings are located in the Springfield/Newington industrial submarket where we already own three industrial parks totaling 606,000 square feet.

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

We have an additional 123,000 square foot vacant office building located within The Mile that we are seeking to demolish in order to construct another multifamily property on the parcel. This parcel is reflected on our consolidated balance sheets as land and building held for development. The scope and timing of development of this site is subject to a variety of contingencies, including approval of entitlements. We do not expect that development will commence any earlier than mid-2020.

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

As of June 30, 2019, we have 1.3 million rentable square feet of flex and office business parks located in Rockville and Silver Spring, Maryland, held for sale, and expect to complete the sale within the next year. The operations of the facilities we sold and expect to sell are presented below under “assets sold or held for sale.”

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of June 30, 2019, excluding assets held for sale, leases from our top 10 customers comprised 9.5% of our annualized rental income, with only one customer, the U.S. Government (4.2%), representing more than 1%. In terms of industry concentration, 19.5% of our annualized rental income comes from business services, 12.3% from warehouse, distribution, transportation and logistics, and 11.1% from computer hardware, software and related services. No other industry group represents more than 10% of our annualized rental income.

Customer credit risk: We have historically experienced a low level of write-offs of uncollectible rents, with less than 0.5% of rental income written off in any year over the last seven years. However, there can be no assurance that write-offs may not increase because there is inherent uncertainty in a customer’s ability to continue paying rent and meet its full lease obligation. As of July 22, 2019, we had 95,000 square feet of leased space occupied by two customers that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement, which we are not obligated to grant but will consider under certain circumstances.

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

We believe NOI assists investors in analyzing the performance and value of our business parks by excluding (i) corporate overhead (i.e., general and administrative expense) because it does not relate to the direct operating performance of our business parks (ii) depreciation and amortization expense because it does not accurately reflect changes in the fair value of our business parks and (iii) stock compensation expense because this expense item can vary significantly from period to period and thus impact comparability across periods. The Company’s calculation of NOI and adjusted cost of operations may not be comparable to those of other companies and should not be used as an alternative to performance measures calculated in accordance with GAAP.

Beginning January 1, 2019, the Company has recorded our divisional vice presidents’ compensation costs within general and administrative expense, as we determined that the nature of these individuals’ responsibilities is more consistent with corporate oversight as opposed to direct property operations. As a result of this change, we have reclassified our divisional vice presidents’ compensation costs totaling $460,000 for the three months ended June 30, 2018, consisting of $305,000 of compensation costs and $155,000 of stock compensation expense, and compensation costs totaling $1.0 million for the six months ended June 30, 2018, consisting of $690,000 of compensation costs and $314,000 of stock compensation expense, from cost of operations into general and administrative expense on our consolidated statements of income in the three and six months ended June 30, 2018 in order to conform to the current periods’ presentation.

See “Analysis of net income” below for reconciliations of each of these measures to their closest analogous GAAP measure from our consolidated statements of income.

Results of Operations

Operating Results Overview: Three and Six Months Ended June 30, 2019 and 2018

For the three months ended June 30, 2019, net income allocable to common shareholders was $28.6 million or $1.04 per diluted share, compared to $70.2 million or $2.56 per diluted share for the same period in 2018. The decrease was mainly due to the gain on sale of real estate facilities sold during the second quarter of 2018 that did not recur in the second quarter of 2019 partially offset by a $5.3 million increase in NOI with respect to our real estate facilities. The increase in NOI includes a $3.4 million, or 5.2%, increase attributable to our Same Park facilities (described below) due to higher rental income per occupied square foot, combined with increased NOI from our Non-Same Park and multifamily assets, partially offset by reduced NOI generated from facilities sold in 2018 as well as assets held for sale as of June 30, 2019.

For the six months ended June 30, 2019, net income allocable to common shareholders was $54.9 million or $2.00 per diluted share, compared to $116.3 million or $4.24 per diluted share for the same period in 2018. The decrease was mainly due to the gain on sale of real estate facilities sold during the first half of 2018 that did not recur in 2019 partially offset by an $8.1 million increase in NOI with respect to our real estate facilities. The increase in NOI includes a $6.2 million, or 4.8%, increase attributable to our Same Park facilities due to higher rental income per occupied square foot, combined with increased NOI from our Non-Same Park and multifamily assets, partially offset by reduced NOI generated from facilities sold in 2018.

Analysis of Net Income

Our net income is comprised primarily of our real estate operations, depreciation and amortization expense, general and administrative expense, interest and other income, interest and other expenses and gain on sale of real estate facilities.

We segregate our real estate activities into (a) same park operations, representing all operating properties acquired prior to January 1, 2017, comprising 25.8 million rentable square feet of our 28.3 million in rentable square feet at June 30, 2019 (the “Same Park” facilities), (b) non-same park operations, representing those facilities we own that were acquired after January 1, 2017 (the “Non-Same Park” facilities), (c) multifamily operations and (d) assets sold or held for sale, representing approximately 1.3 million square feet of assets held for sale as of June 30, 2019 as well as operating results related to 899,000 square feet of assets sold in 2018.

The table below sets forth the various components of our net income (in thousands):

	For the Three Months			For The Six Months
	Ended June 30,			Ended June 30,
	2019	2018	Change	2019	2018	Change
Rental income
Same Park (1)	$95,945	$91,942	4.4%	$191,638	$183,620	4.4%
Non-Same Park	3,429	627	446.9%	5,910	627	842.6%
Multifamily	2,475	1,738	42.4%	4,973	3,162	57.3%
Assets sold or held for sale (2)	5,933	7,517	(21.1%)	13,086	18,174	(28.0%)
Total rental income	107,782	101,824	5.9%	215,607	205,583	4.9%

Cost of operations (3)
Adjusted cost of operations (4)
Same Park	26,947	26,366	2.2%	55,389	53,588	3.4%
Non-Same Park	1,024	224	357.1%	2,167	224	867.4%
Multifamily	1,002	973	3.0%	2,073	1,970	5.2%
Assets sold or held for sale (2)	2,192	2,899	(24.4%)	4,823	6,763	(28.7%)
Stock compensation expense (5)	295	334	(11.7%)	601	707	(15.0%)
Total cost of operations	31,460	30,796	2.2%	65,053	63,252	2.8%

Net operating income (6)
Same Park	68,998	65,576	5.2%	136,249	130,032	4.8%
Non-Same Park	2,405	403	496.8%	3,743	403	828.8%
Multifamily	1,473	765	92.5%	2,900	1,192	143.3%
Assets sold or held for sale (2) (7)	3,741	4,618	(19.0%)	8,263	11,411	(27.6%)
Stock compensation expense (5)	(295)	(334)	(11.7%)	(601)	(707)	(15.0%)
Depreciation and amortization expense	(24,768)	(24,416)	1.4%	(49,643)	(48,298)	2.8%
General and administrative expense (3)	(2,827)	(2,828)	(0.0%)	(6,060)	(5,678)	6.7%
Interest and other income	764	294	159.9%	1,382	578	139.1%
Interest and other expense	(118)	(167)	(29.3%)	(285)	(332)	(14.2%)
Gain on sale of real estate facilities	—	58,448	(100.0%)	—	85,283	(100.0%)
Net income	$49,373	$102,359	(51.8%)	$95,948	$173,884	(44.8%)

____________________________

(1)Same Park rental income includes lease buyout income of $780,000 and $122,000 for the three months ended June 30, 2019 and 2018, respectively, and $957,000 and $250,000 for the six months ended June 30, 2019 and 2018, respectively.

(2)Amounts for the three and six months ended June 30, 2019 reflect the operating results related to 1.3 million square feet of flex and office assets held for sale as of June 30, 2019; amounts shown for the three and six months ended June 30, 2018 reflect the operating results related to 1.3 million square feet of flex and office assets held for sale as of June 30, 2019 as well as operating results related to 899,000 square feet of assets sold in 2018.

(3)We have reclassified our divisional vice presidents’ compensation costs totaling $460,000 and $1.0 million for the three and six months ended June 30, 2018, respectively, from cost of operations into general and administrative expense on our consolidated statements of income in the three and six months ended June 30, 2018 in order to conform to the current periods’ presentation. Of this amount, $155,000 and $314,000 of stock compensation expense for the three and six months, respectively, had previously been excluded from NOI.

(4)Adjusted cost of operations excludes the impact of stock compensation expense.

(5)Stock compensation expense, as shown here, represents stock compensation expense for employees whose compensation expense is recorded in cost of operations. Note that stock compensation expense attributable to our executive management team (including divisional vice presidents) and other corporate employees is recorded within general and administrative expense.

(6)Net operating income represents rental income less adjusted cost of operations.

(7)NOI from assets held for sale was $3.7 million and $4.2 million for the three months ended June 30, 2019 and 2018, respectively, and $8.3 million and $8.5 million for the six months ended June 30, 2019 and 2018, respectively. The three and six months 2018 remaining NOI balances relate to assets sold during 2018.

Rental income increased $6.0 million and $10.0 million for the three and six months ended June 30, 2019 as compared to the same periods in 2018 due primarily to increases in rental income from our Same Park facilities and multifamily asset combined with rental income from our Non-Same Park facilities acquired during the second half of 2018 and early 2019 partially offset by a loss of rental income from assets sold and held for sale.

Cost of operations increased $664,000 and $1.8 million for the three and six months ended June 30, 2019 as compared to the same periods in 2018. The increase was primarily due to an increase in adjusted cost of operations from our Same Park facilities combined with adjusted cost of operations from our Non-Same Park facilities acquired during the second half of 2018 and early 2019 partially offset by a loss of adjusted cost of operations from assets sold and held for sale.

Net income decreased $53.0 million and $77.9 million for the three and six months ended June 30, 2019 as compared to the same periods in 2018 due primarily to the gain on sale of office product in Orange County, California and flex product in Dallas, Texas during the first half of 2018 combined with higher depreciation and amortization expense partially offset by higher NOI.

Same Park Facilities

The Same Park facilities are those that we have owned and operated since January 1, 2017. We evaluate the operations of these facilities to provide an informative view of how the Company’s portfolio has performed over comparable periods. We believe that investors and analysts use Same Park information in a similar manner.

The following table summarizes the historical operating results of these facilities and certain statistical information related to leasing activity in the three and six months ended June 30, 2019 and 2018 (in thousands, except per square foot data):

	For The Three Months			For The Six Months
	Ended June 30,			Ended June 30,
	2019	2018	Change	2019	2018	Change
Rental income (1)	$95,945	$91,942	4.4%	$191,638	$183,620	4.4%

Adjusted cost of operations (2)
Property taxes	10,129	9,764	3.7%	20,337	19,512	4.2%
Utilities	4,524	4,637	(2.4%)	9,516	9,572	(0.6%)
Repairs and maintenance	6,138	5,695	7.8%	11,725	11,127	5.4%
Snow removal	36	42	(14.3%)	1,049	655	60.2%
Other expenses	6,120	6,228	(1.7%)	12,762	12,722	0.3%
Total	26,947	26,366	2.2%	55,389	53,588	3.4%

NOI	$68,998	$65,576	5.2%	$136,249	$130,032	4.8%

Selected Statistical Data
NOI margin (3)	71.9%	71.3%	0.8%	71.1%	70.8%	0.4%
Weighted average square foot occupancy	94.3%	94.5%	(0.2%)	94.5%	94.5%	—
Revenue per occupied square foot (4)	$15.77	$15.08	4.6%	$15.71	$15.06	4.3%
Revenue per available foot (RevPAF) (5)	$14.87	$14.25	4.4%	$14.85	$14.23	4.4%

____________________________

(1)Same Park rental income includes lease buyout income of $780,000 and $122,000 for the three months ended June 30, 2019 and 2018, respectively, and $957,000 and $250,000 for the six months ended June 30, 2019 and 2018, respectively.

(2)We have reclassified divisional vice presidents’ compensation costs totaling $289,000 and $655,000 for the three and six months ended June 30, 2018, respectively, from adjusted cost of operations into general and administrative expense in order to conform to the current periods’ presentation. Non-cash compensation expense for our divisional vice presidents, which totaled $149,000 and $302,000 for the three and six months ended June 30, 2018, respectively, had previously been excluded from adjusted cost of operations.

(3)NOI margin is computed by dividing NOI by rental income.

(4)Revenue per occupied square foot is computed by dividing rental income during the period by weighted average occupied square feet during the same period. For the three and six month periods ending June 30, 2019 and 2018, rental income amounts have been annualized.

(5)Revenue per available square foot is computed by dividing rental income during the period by weighted average available square feet. For the three and six month periods ending June 30, 2019 and 2018, rental income amounts have been annualized.

Analysis of Same Park Rental Income

Rental income generated by our Same Park facilities each increased 4.4% for the three and six months ended June 30, 2019, as compared to the same periods in 2018. The increases were due primarily to higher rental rates charged to our customers, as revenue per occupied square foot increased 4.6% and 4.3% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

We believe that high occupancy levels help maximize our rental income. Accordingly, we seek to maintain a weighted average occupancy over 90%.

During the first six months of 2019 and 2018, most markets continued to reflect conditions favorable to landlords allowing for stable occupancy as well as increasing cash rental rates. With the exception of Northern Virginia and Suburban Maryland markets, new cash rental rates for the Company improved over expiring cash rental rates on executed leases as economic conditions and tenant demand remained robust.

Our future revenue growth will come primarily from contractual rental increases as well as from potential increases in market rents allowing us to increase rent levels when leases are either renewed with existing customers or re-leased to new customers. The following table sets forth the expirations of existing leases in our Same Park portfolio over the next five years based on lease data at June 30, 2019 (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
Remainder of 2019	1,126	3,516	14.3%	$53,412	13.0%
2020	1,522	5,945	24.1%	93,889	22.8%
2021	1,004	4,287	17.4%	70,999	17.3%
2022	491	3,914	15.9%	68,769	16.7%
2023	328	2,638	10.7%	44,183	10.8%
Thereafter	247	4,334	17.6%	79,880	19.4%
Total	4,718	24,634	100.0%	$411,132	100.0%

During the three and six months ended June 30, 2019, we leased approximately 1.6 million and 3.1 million in rentable square feet, respectively, to new and existing customers at an average of 9.1% and 9.8% increases in cash rental rates over the previous rates, respectively. Renewals of leases with existing customers represented 61.6% of our leasing activity for the six months ended June 30, 2019. See “Analysis of Same Park Market Trends” below for further analysis of such data on a by market basis.

Our ability to re-lease space on expired leases in a way that minimizes vacancy periods and achieves market rental rates will depend upon market conditions in the specific submarkets in which each of our properties are located.

Analysis of Same Park Adjusted Cost of Operations

Adjusted cost of operations generated by the Same Park facilities increased 2.2% and 3.4% for the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year. The three month increase was due primarily to higher repairs and maintenance costs and higher property tax expense partially offset by lower utility costs, while the six month increase was due primarily to an increase in snow removal costs, higher property tax expense and higher repairs and maintenance costs.

Property taxes increased 3.7% and 4.2% for the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year. The increases were due primarily to higher assessed values. We expect property tax growth in the future due primarily to higher assessed values.

Utilities are dependent primarily upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities decreased 2.4% and 0.6% during the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not predictable. However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates in the future.

Repairs and maintenance increased 7.8% and 5.4% for the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable.

Snow removal increased 60.2% during the six months ended June 30, 2019 as compared to the same period in the prior year. The six month increase was due to a colder winter in 2019 in our Northern Virginia and Suburban Maryland markets compared to the same period in 2018. Snow removal costs are weather dependent and therefore not predictable.

Other expenses decreased 1.7% and increased 0.3% for the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year. These costs are comprised of on site and supervisory personnel, property insurance and other expenses incurred in the operation of our properties. We expect increases in other expenses for the remainder of 2019 that are similar to the increases in the six month period ended June 30, 2019.

Same Park Quarterly Trends

The following table sets forth historical quarterly data related to the operations of the Same Park facilities for rental income, adjusted cost of operations, occupancies and annualized revenue per occupied square foot (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31
Rental income
2019	$95,693	$95,945	$—	$—
2018	$91,678	$91,942	$92,356	$92,459

Adjusted cost of operations (1)
2019	$28,442	$26,947	$—	$—
2018	$27,222	$26,366	$26,252	$25,495

NOI (1)
2019	$67,251	$68,998	$—	$—
2018	$64,456	$65,576	$66,104	$66,964

Weighted average square foot occupancy
2019	94.7%	94.3%	—	—
2018	94.5%	94.5%	95.1%	95.4%

Annualized revenue per occupied square foot
2019	$15.66	$15.77	$—	$—
2018	$15.04	$15.08	$15.05	$15.01

RevPAF
2019	$14.83	$14.87	$—	$—
2018	$14.21	$14.25	$14.31	$14.33

____________________________

(1)To conform to current period presentation, we have reclassified divisional vice presidents’ compensation costs totaling $366,000, $289,000, $281,000 and $281,000 for each of the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively, from adjusted cost of operations into general and administrative expense. Non-cash compensation expense for our divisional vice presidents had previously been excluded from adjusted cost of operations.

Analysis of Same Park Market Trends

The following tables set forth rental income, adjusted cost of operations, weighted average occupancy and annualized revenue per occupied square foot data in our Same Park facilities (in thousands, except per square foot data):

	For The Three Months			For The Six Months
	Ended June 30,			Ended June 30,
Region	2019	2018	Change	2019	2018	Change

Geographic Data on Same Park

Rental income
Northern California (7.2 million feet)	$26,783	$24,786	8.1%	$52,839	$49,021	7.8%
Southern California (3.3 million feet)	13,542	13,178	2.8%	27,149	26,158	3.8%
Dallas (2.9 million feet)	8,681	7,477	16.1%	17,001	15,227	11.7%
Austin (2.0 million feet)	7,786	7,809	(0.3%)	15,414	15,245	1.1%
Northern Virginia (3.9 million feet)	18,266	18,309	(0.2%)	37,132	37,189	(0.2%)
South Florida (3.9 million feet)	10,725	10,454	2.6%	21,616	21,031	2.8%
Suburban Maryland (1.2 million feet) (1)	5,763	5,685	1.4%	11,694	11,270	3.8%
Seattle (1.4 million feet)	4,399	4,244	3.7%	8,793	8,479	3.7%
Total Same Park (25.8 million feet)	95,945	91,942	4.4%	191,638	183,620	4.4%

Adjusted cost of operations
Northern California	5,786	5,545	4.3%	11,830	11,236	5.3%
Southern California	3,491	3,337	4.6%	7,037	6,555	7.4%
Dallas	2,926	2,853	2.6%	5,838	5,606	4.1%
Austin	2,886	2,782	3.7%	5,610	5,341	5.0%
Northern Virginia	5,904	6,038	(2.2%)	12,986	12,969	0.1%
South Florida	3,002	2,752	9.1%	5,885	5,629	4.5%
Suburban Maryland (1)	1,885	1,952	(3.4%)	4,101	4,082	0.5%
Seattle	1,067	1,107	(3.6%)	2,102	2,170	(3.1%)
Total Same Park	26,947	26,366	2.2%	55,389	53,588	3.4%

Net operating income
Northern California	20,997	19,241	9.1%	41,009	37,785	8.5%
Southern California	10,051	9,841	2.1%	20,112	19,603	2.6%
Dallas	5,755	4,624	24.5%	11,163	9,621	16.0%
Austin	4,900	5,027	(2.5%)	9,804	9,904	(1.0%)
Northern Virginia	12,362	12,271	0.7%	24,146	24,220	(0.3%)
South Florida	7,723	7,702	0.3%	15,731	15,402	2.1%
Suburban Maryland (1)	3,878	3,733	3.9%	7,593	7,188	5.6%
Seattle	3,332	3,137	6.2%	6,691	6,309	6.1%
Total Same Park	$68,998	$65,576	5.2%	$136,249	$130,032	4.8%

Weighted average square foot occupancy
Northern California	95.8%	97.9%	(2.1%)	96.2%	97.8%	(1.6%)
Southern California	94.7%	98.3%	(3.7%)	95.2%	97.9%	(2.8%)
Dallas	92.7%	86.9%	6.7%	92.5%	88.2%	4.9%
Austin	91.3%	92.8%	(1.6%)	91.0%	93.6%	(2.8%)
Northern Virginia	94.7%	92.0%	2.9%	94.2%	91.5%	3.0%
South Florida	94.5%	96.3%	(1.9%)	95.4%	96.2%	(0.8%)
Suburban Maryland (1)	89.7%	83.1%	7.9%	89.8%	82.6%	8.7%
Seattle	95.1%	98.1%	(3.1%)	95.6%	98.1%	(2.5%)
Total Same Park	94.3%	94.5%	(0.2%)	94.5%	94.5%	—

Annualized revenue per occupied square foot
Northern California	$15.44	$13.98	10.4%	$15.17	$13.85	9.5%
Southern California	$17.43	$16.34	6.7%	$17.38	$16.29	6.7%
Dallas	$12.96	$11.91	8.8%	$12.72	$11.95	6.4%
Austin	$17.38	$17.14	1.4%	$17.26	$16.59	4.0%
Northern Virginia	$19.69	$20.31	(3.1%)	$20.12	$20.75	(3.0%)
South Florida	$11.74	$11.24	4.4%	$11.72	$11.31	3.6%
Suburban Maryland (1)	$20.36	$21.68	(6.1%)	$20.64	$21.63	(4.6%)
Seattle	$13.31	$12.45	6.9%	$13.23	$12.43	6.4%
Total Same Park	$15.77	$15.08	4.6%	$15.71	$15.06	4.3%

____________________________

(1)Approximately 1.3 million square feet of flex and office business parks located in Rockville and Silver Spring, Maryland, have been classified as held for sale as of June 30, 2019. As such, these parks have been removed from Same Park results for the three and six months ended June 30, 2019 and 2018.

As noted above, our past revenue growth has come from contractual annual rent increases, as well as re-leasing of space at rates above outgoing rental rates. We believe the percentage difference between outgoing billed rent inclusive of estimated expense recoveries and incoming billed rent inclusive of estimated expense recoveries for leases executed (the “Cash Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following tables summarize the Cash Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park facilities, on a regional basis, for the three and six months ended June 30, 2019 (square feet in thousands):

	For the Three Months Ended June 30, 2019
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	398	82.6%	$2.30	16.8%
Southern California	310	75.0%	$1.57	9.3%
Dallas	150	65.2%	$3.49	10.3%
Austin	114	92.5%	$4.82	6.3%
Northern Virginia	265	79.7%	$7.67	0.8%
South Florida	228	33.8%	$2.65	10.8%
Suburban Maryland	52	60.9%	$10.61	(9.2%)
Seattle	74	86.5%	$0.87	15.4%
Total	1,591	71.4%	$3.60	9.1%

	For the Six Months Ended June 30, 2019
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	728	51.2%	$2.07	19.2%
Southern California	620	70.5%	$1.87	9.9%
Dallas	434	73.8%	$5.34	8.1%
Austin	158	76.2%	$4.56	6.0%
Northern Virginia	508	79.4%	$6.25	(0.2%)
South Florida	447	46.9%	$2.15	13.3%
Suburban Maryland	74	50.6%	$11.01	(7.6%)
Seattle	151	66.5%	$0.90	17.2%
Total	3,120	64.9%	$3.46	9.8%

____________________________

(1)Cash Rental Rate Change is computed by taking the percentage difference between the incoming initial billed monthly cash rental rates inclusive of estimated expense recoveries (excluding the impact of certain items such as concessions or future escalators) on new leases or extensions executed in the period, and the outgoing monthly cash rental rates inclusive of estimated expense recoveries last billed on the previous lease for that space. Leases executed on spaces vacant for more than the preceding twelve months have been excluded from this measure.

During the first six months of 2019 and 2018, most markets, with the exception of Northern Virginia and Suburban Maryland, continued to reflect favorable conditions allowing for stable occupancy as well as increasing cash rental rates. In Northern Virginia and Suburban Maryland, cash rental rates on executed leases declined 0.2% and 7.6%, respectively, for the six months ended June 30, 2019, reflecting continued soft market conditions that have persisted for several years due to, among other factors, federal government downsizing. To the extent that such trends continue in these markets, which comprised 25.5% of our Same Park rental income for the six months ended June 30, 2019 and 18.6% of square feet expiring through December 31, 2020, we may continue to face reduced rental income in these markets.

Non-Same Park facilities: The table below reflects the assets comprising our Non-Same Park facilities (in thousands):

			Purchase	Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Price	Feet	Acquisition	June 30, 2019
Walnut Avenue Business Park	April, 2019	Signal Hill, CA	$13,824	74	98.4%	100.0%
Northern Virginia and Fullerton	June, 2018	Lorton and Springfield,
Road Industrial Parks		Virginia	143,766	1,057	76.1%	82.2%
Total			$157,590	1,131	77.5%	83.3%

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

Multifamily: As of June 30, 2019, we have a 95.0% interest in Highgate, a 395-unit apartment complex. On January 1, 2018, we began to consolidate our joint venture due to changes to the joint venture agreement that gave the Company control of the joint venture.

During the three months ended June 30, 2019, Highgate generated $1.5 million of NOI, consisting of $2.5 million in rental income and $1.0 million in adjusted cost of operations compared to $765,000 of NOI, consisting of $1.7 million in rental income and $973,000 in adjusted cost of operations for the same period in 2018. During the six months ended June 30, 2019, Highgate generated $2.9 million of NOI, consisting of $5.0 million in rental income and $2.1 million in adjusted cost of operations compared to $1.2 million of NOI, consisting of $3.2 million in rental income and $2.0 million in adjusted cost of operations for the same period in 2018.

The following table summarizes Highgate’s project timeline and certain statistics as of June 30, 2019:

		Schedule		As of June 30, 2019
Apartment Units	Total Costs (1) (in thousands)	Construction Start	Initial Occupancy	Physical Occupancy	Average Rent per Unit (2)
395	$115,426	Q3 2015	Q2 2017	94.2%	$2,076

____________________________

(1)The project cost for Highgate includes the underlying land at the assigned contribution value upon formation of the joint venture.

(2)Average rent per unit is defined as the total potential monthly rental revenue (actual rent for occupied apartment units plus market rent for vacant apartment units) divided by the total number of rentable apartment units.

Assets sold or held for sale: These amounts include historical operating results with respect to properties that we sold or are held for sale. Amounts for the three and six months ended June 30, 2019 reflect the operating results related to 1.3 million square feet of flex and office assets held for sale as of June 30, 2019; amounts shown for the three and six months ended June 30, 2018 reflect the operating results related to 1.3 million square feet of flex and office assets held for sale as of June 30, 2019 as well as operating results related to 899,000 square feet of assets sold in 2018.

Depreciation and Amortization Expense: Depreciation and amortization expense was $24.8 million and $49.6 million for the three and six months ended June 30, 2019, respectively, compared to $24.4 million and $48.3 million for the same periods in 2018, respectively. The three and six month increases in depreciation and amortization expense were primarily due to depreciation and amortization expense from the Non-Same Park facilities.

General and Administrative Expense: General and administrative expense primarily represents executive and other compensation, audit and tax fees, legal expenses and costs associated with being a public company. For the six months ended June 30, 2019, general and administrative expense increased $382,000, or 6.7%, compared to the same period in 2018. The six month increase was primarily due to compensation costs relating to the new chief financial officer starting during the latter half of 2018 combined with an increase in due diligence costs relating to non-capitalizable pre-development costs.

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

As of June 30, 2019, we have 1.3 million rentable square feet of flex and office business parks located in Rockville and Silver Spring, Maryland, held for sale, and expect to complete the sale within the next year. We expect to record a gain on the sale of real estate facilities in connection with the sale.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

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

In order to maintain access to capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense, capitalized interest and preferred distributions paid to preferred shareholders. For the six months ended June 30, 2019, the ratio to FFO to combined fixed charges and preferred distributions paid was 5.6 to 1.0.

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

As of June 30, 2019, we had $42.0 million in unrestricted cash. In the last five years, we have retained approximately $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less shareholder and unit holder distributions and capital expenditures.

Required Debt Repayment: As of June 30, 2019, we have no debt outstanding on our Credit Facility. We are in compliance with all of the covenants and other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements generally are related to property renovations and expenditures related to repositioning asset acquisitions. The following table sets forth our commercial capital expenditures paid for in the six months ended June 30, 2019 and 2018, respectively, on an aggregate and per square foot basis:

	For the Six Months Ended June 30,
	2019	2018	2019	2018
Commercial Real Estate	(in thousands)		(per square foot)
Recurring capital expenditures
Capital improvements (1)	$3,608	$3,447	$0.13	$0.12
Tenant improvements	8,567	7,757	0.30	0.28
Lease commissions	3,373	3,773	0.12	0.14
Total commercial recurring capital expenditures	15,548	14,977	0.55	0.54
Nonrecurring capital improvements	1,955	93	0.07	—
Total commercial capital expenditures (1)	$17,503	$15,070	$0.62	$0.54

____________________________

(1)Excludes $13,000 of recurring capital improvements on our multifamily asset in 2018.

The following table summarizes Same Park, Non-Same Park, multifamily and assets sold or held for sale recurring capital expenditures paid and the related percentage of NOI by region for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
				Recurring
	Recurring			Capital Expenditures
	Capital Expenditures			as a Percentage of NOI
	2019	2018	Change	2019	2018
Region
Same Park
Northern California	$1,253	$1,530	(18.1%)	3.1%	4.0%
Southern California	1,836	1,234	48.8%	9.1%	6.3%
Dallas	1,886	1,841	2.4%	16.9%	19.1%
Austin	1,756	479	266.6%	17.9%	4.8%
Northern Virginia	4,520	4,336	4.2%	18.7%	17.9%
South Florida	1,252	1,913	(34.6%)	8.0%	12.4%
Suburban Maryland	920	871	5.6%	12.1%	12.1%
Seattle	294	322	(8.7%)	4.4%	5.1%
Total Same Park	13,717	12,526	9.5%	10.1%	9.6%
Non-Same Park
Northern Virginia	1,317	—	100.0%	—	—
Total Non-Same Park	1,317	—	100.0%	—	—
Assets sold or held for sale	514	2,451	(79.0%)	—	—
Total commercial recurring
capital expenditures	15,548	14,977	3.8%	—	—
Multifamily	—	13	(100.0%)	—	—
Total	$15,548	$14,990	3.7%	—	—

The increase in Same Park recurring capital expenditures of $1.2 million, or 9.5%, was primarily due to transaction costs spent on repositioning two properties in Austin, Texas. The increase in Non-Same Park recurring capital expenditures are related to transaction costs spent on our Northern Virginia Industrial Portfolio, which was acquired in June, 2018, attributed to the lease-up of that park.

In the last five years, our recurring capital expenditures have averaged generally between $1.10 and $1.64 per square foot, and 11.6% and 18.8% as a percentage of NOI.

Redemption of Preferred Stock: Historically, we have reduced our cost of capital by refinancing higher coupon preferred securities with lower coupon preferred securities.

At June 30, 2019, our 5.75% Series U preferred shares, with a par value of $230.0 million, and our 5.70% Series V preferred shares, with a par value of $110.0 million, were redeemable at par. Redemption of such preferred shares will depend upon many factors, including our cost of capital. None of our preferred securities are redeemable at the option of the holders.

Acquisitions of real estate facilities: On April 18, 2019, we acquired a multi-tenant industrial park comprised of approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million. On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a purchase price of $143.8 million. We continue to seek to acquire additional real estate facilities; however, there is significant competition to acquire existing facilities and there can be no assurance as to the volume of future acquisition activity.

Sale of real estate: During the six months ended June 30, 2018, we sold real estate facilities for net sale proceeds of $126.8 million, which resulted in a gain of $85.3 million. We are also seeking to sell 1.3 million rentable square feet of flex and office business parks located in Rockville and Silver Spring, Maryland, and expect to complete the sale within the next year.

Development of real estate facilities: As noted above, we have a 123,000 square foot vacant building located within The Mile that we are seeking to develop into a multifamily property. There can be no assurance as to the timing or amount of any investment that may occur; however, we do not expect to incur any significant development costs on this potential project any earlier than mid-2020.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the six months ended June 30, 2019 or the year ended December 31, 2018. As of June 30, 2019, management has the authorization to repurchase an additional 1,614,721 shares.

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

We paid REIT qualifying distributions of $83.4 million ($25.9 million to preferred shareholders and $57.5 million to common shareholders) during the six months ended June 30, 2019.

We estimate the annual distribution requirements with respect to our preferred shares outstanding at June 30, 2019 to be $51.8 million per year.

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

For the three and six months ended June 30, 2019 and 2018, Core FFO was equal to FFO as the Company did not incur any preferred share redemption charges or any nonrecurring income or expenses in either period.

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

The following table reconciles from net income allocable to common shareholders to FFO and Core FFO and net income per share to FFO per share (amounts in thousands, except per share data):

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Net income allocable to common shareholders	$28,579	$70,221	$54,900	$116,269
Adjustments
Gain on sale of real estate facilities	—	(58,448)	—	(85,283)
Depreciation and amortization expense	24,768	24,416	49,643	48,298
Net income allocated to noncontrolling interests	7,623	18,400	14,650	30,300
Net income allocated to restricted stock unit holders	212	779	480	1,353
FFO (income) loss allocated to JV partner	(37)	(2)	(66)	11
FFO allocable to common and dilutive shares	$61,145	$55,366	$119,607	$110,948

Core FFO allocable to common and dilutive shares	$61,145	$55,366	$119,607	$110,948

Weighted average outstanding
Common shares	27,426	27,322	27,400	27,294
Common operating partnership units	7,305	7,305	7,305	7,305
Restricted stock units	109	156	132	189
Common share equivalents	106	101	105	101
Total common and dilutive shares	34,946	34,884	34,942	34,889

Reconciliation of Earnings per Share to FFO per Share
Net income per common share—diluted	$1.04	$2.56	$2.00	$4.24
Gain on sale of real estate facilities	—	(1.67)	—	(2.44)
Depreciation and amortization expense	0.71	0.70	1.42	1.38
FFO per share	$1.75	$1.59	$3.42	$3.18

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations: We paid $25.9 million in distributions to our preferred shareholders for the six months ended June 30, 2019 and expect to continue to pay quarterly distributions in the same amount for the foreseeable future or until such time as there is a change in the amount or composition of our series of preferred equity outstanding. Dividends on preferred equity are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of June 30, 2019 and their impact on our cash flows and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Transaction costs (1)	$8,889	$8,889	$—	$—	$—
Ground lease obligations (2)	2,040	75	594	397	974
Total	$10,929	$8,964	$594	$397	$974

____________________________

(1)Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.

(2)Represents future contractual payments on land under various operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding on its Credit Facility as of June 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2019, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2019, there were no shares of the Company’s common stock repurchased. As of June 30, 2019, 1,614,721 shares remain available for purchase under the program.

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

Dated: July 25, 2019

PS BUSINESS PARKS, INC.

BY:	/s/ Jeffrey D. Hedges
Jeffrey D. Hedges
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)