Form 10-Q
period 2019-09-30
PS BUSINESS PARKS INC/CA
filed 2019-10-23
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (818) 244-8080

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	PSB	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.750% Cum Pref Stock, Series U, $0.01 par value	PSBPrU	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.700% Cum Pref Stock, Series V, $0.01 par value	PSBPrV	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cum Pref Stock, Series W, $0.01 par value	PSBPrW	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.250% Cum Pref Stock, Series X, $0.01 par value	PSBPrX	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cum Pref Stock, Series Y, $0.01 par value	PSBPrY	New York Stock Exchange

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

Yes ☐ No ☒

As of October 21, 2019, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,436,547.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Cash and cash equivalents	$6,749	$37,379

Real estate facilities, at cost
Land	837,891	762,731
Buildings and improvements	2,212,166	2,157,407
	3,050,057	2,920,138
Accumulated depreciation	(1,152,946)	(1,097,748)
	1,897,111	1,822,390
Properties held for sale, net	124,937	128,093
Land and building held for development	30,515	30,848
	2,052,563	1,981,331
Rent receivable	1,752	1,403
Deferred rent receivable	35,548	33,308
Other assets	21,122	15,173
Total assets	$2,117,734	$2,068,594

LIABILITIES AND EQUITY

Accrued and other liabilities	$92,252	$85,141
Credit facility	50,000	—
Total liabilities	142,252	85,141
Commitments and contingencies
Equity
PS Business Parks, Inc.’s shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
38,390 shares issued and outstanding at
September 30, 2019 and December 31, 2018,
at liquidation preference	959,750	959,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,435,139 and 27,362,101 shares issued and outstanding at
September 30, 2019 and December 31, 2018, respectively	274	274
Paid-in capital	734,760	736,131
Accumulated earnings	64,775	69,207
Total PS Business Parks, Inc.’s shareholders’ equity	1,759,559	1,765,362
Noncontrolling interests	215,923	218,091
Total equity	1,975,482	1,983,453
Total liabilities and equity	$2,117,734	$2,068,594

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Rental income	$108,064	$103,808	$323,671	$309,391

Expenses
Cost of operations	32,468	31,197	97,521	94,449
Depreciation and amortization	26,220	25,207	75,863	73,505
General and administrative	4,051	2,882	10,111	8,560
Total operating expenses	62,739	59,286	183,495	176,514

Interest and other income	1,384	488	2,766	1,066
Interest and other expense	(199)	(167)	(484)	(499)
Gain on sale of real estate facilities	—	—	—	85,283
Net income	46,510	44,843	142,458	218,727
Allocation to noncontrolling interests	(7,020)	(6,514)	(21,670)	(36,814)
Net income allocable to PS Business Parks, Inc.	39,490	38,329	120,788	181,913
Allocation to preferred shareholders	(12,959)	(12,959)	(38,877)	(38,921)
Allocation to restricted stock unit holders	(219)	(239)	(699)	(1,592)
Net income allocable to common shareholders	$26,312	$25,131	$81,212	$141,400

Net income per common share
Basic	$0.96	$0.92	$2.96	$5.18
Diluted	$0.96	$0.92	$2.95	$5.16

Weighted average common shares outstanding
Basic	27,432	27,339	27,411	27,310
Diluted	27,543	27,442	27,512	27,412

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
For the three months ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
September 30, 2019	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity	Interests	Equity
Balances at June 30, 2019	38,390	$959,750	27,429,756	$274	$733,777	$67,049	$1,760,850	$216,327	$1,977,177
Issuance of common stock in
connection with stock-based
compensation	—	—	5,383	—	—	—	—	—	—
Stock compensation, net	—	—	—	—	1,883	—	1,883	—	1,883
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(620)	—	(620)	—	(620)
Net income	—	—	—	—	—	39,490	39,490	7,020	46,510
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(12,959)	(12,959)	—	(12,959)
Common stock ($1.05 per share)	—	—	—	—	—	(28,805)	(28,805)	—	(28,805)
Noncontrolling interests—
Common Units	—	—	—	—	—	—	—	(7,671)	(7,671)
Joint Venture	—	—	—	—	—	—	—	(33)	(33)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	(280)	—	(280)	280	—
Balances at September 30, 2019	38,390	$959,750	27,435,139	$274	$734,760	$64,775	$1,759,559	$215,923	$1,975,482

For the three months ended
September 30, 2018
Balances at June 30, 2018	38,390	$959,750	27,331,834	$272	$733,617	$69,448	$1,763,087	$217,932	$1,981,019
Issuance of common stock in
connection with stock-based
compensation	—	—	14,728	1	450	—	451	—	451
Stock compensation, net	—	—	—	—	853	—	853	—	853
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(426)	—	(426)	—	(426)
Net income	—	—	—	—	—	38,329	38,329	6,514	44,843
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(12,959)	(12,959)	—	(12,959)
Common stock ($1.05 per share)	—	—	—	—	—	(28,711)	(28,711)	—	(28,711)
Noncontrolling interests—
common units	—	—	—	—	—	—	—	(7,671)	(7,671)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	(153)	—	(153)	153	—
Balances at September 30, 2018	38,390	$959,750	27,346,562	$273	$734,341	$66,107	$1,760,471	$216,928	$1,977,399

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
For the nine months ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
September 30, 2019	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity	Interests	Equity
Balances at December 31, 2018	38,390	$959,750	27,362,101	$274	$736,131	$69,207	$1,765,362	$218,091	$1,983,453
Issuance of common stock in
connection with stock-based
compensation	—	—	73,038	—	709	—	709	—	709
Stock compensation, net	—	—	—	—	3,292	—	3,292	—	3,292
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(6,120)	—	(6,120)	—	(6,120)
Net income	—	—	—	—	—	120,788	120,788	21,670	142,458
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(38,877)	(38,877)	—	(38,877)
Common stock ($3.15 per share)	—	—	—	—	—	(86,343)	(86,343)	—	(86,343)
Noncontrolling interests—
Common Units	—	—	—	—	—	—	—	(23,012)	(23,012)
Joint Venture	—	—	—	—	—	—	—	(78)	(78)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	748	—	748	(748)	—
Balances at September 30, 2019	38,390	$959,750	27,435,139	$274	$734,760	$64,775	$1,759,559	$215,923	$1,975,482

For the nine months ended
September 30, 2018
Balances at December 31, 2017	38,390	$959,750	27,254,607	$272	$735,067	$(1,778)	$1,693,311	$196,625	$1,889,936
Issuance of common stock in
connection with stock-based
compensation	—	—	91,955	1	1,678	—	1,679	—	1,679
Stock compensation, net	—	—	—	—	2,098	—	2,098	—	2,098
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(4,955)	—	(4,955)	—	(4,955)
Consolidation of joint venture (see Note 3)	—	—	—	—	—	—	—	4,032	4,032
Net income	—	—	—	—	—	181,913	181,913	36,814	218,727
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(38,921)	(38,921)	—	(38,921)
Common stock ($2.75 per share)	—	—	—	—	—	(75,107)	(75,107)	—	(75,107)
Noncontrolling interests—
common units	—	—	—	—	—	—	—	(20,090)	(20,090)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	453	—	453	(453)	—
Balances at September 30, 2018	38,390	$959,750	27,346,562	$273	$734,341	$66,107	$1,760,471	$216,928	$1,977,399
See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For The Nine Months
	Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$142,458	$218,727
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	75,863	73,505
Tenant improvement reimbursement amortization, net of lease incentive amortization	(788)	(1,690)
Gain on sale of real estate facilities	—	(85,283)
Stock compensation expense	3,991	2,933
Amortization of financing costs	410	400
Other, net	(1,071)	(4,823)
Total adjustments	78,405	(14,958)
Net cash provided by operating activities	220,863	203,769
Cash flows from investing activities
Capital expenditures to real estate facilities	(26,272)	(25,817)
Capital expenditures to land and building held for development	(2,873)	(517)
Acquisition of real estate facilities	(117,691)	(142,399)
Consolidation of joint venture	—	1,082
Proceeds from sale of real estate facilities	—	126,836
Net cash used in investing activities	(146,836)	(40,815)
Cash flows from financing activities
Borrowings on credit facility	70,000	50,000
Repayment of borrowings on credit facility	(20,000)	(50,000)
Payment of financing costs	(237)	(227)
Proceeds from the exercise of stock options	709	1,679
Redemption of preferred stock	—	(130,000)
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(6,120)	(4,955)
Cash paid to restricted stock unit holders	(699)	(835)
Distributions paid to preferred shareholders	(38,877)	(39,614)
Distributions paid to common shareholders	(86,343)	(75,107)
Distributions paid to noncontrolling interests—common units	(23,012)	(20,090)
Distributions paid to noncontrolling interests—joint venture	(78)	—
Net cash used in financing activities	(104,657)	(269,149)
Net decrease in cash and cash equivalents	(30,630)	(106,195)
Cash, cash equivalents and restricted cash at the beginning of the period	38,467	115,970
Cash, cash equivalents and restricted cash at the end of the period	$7,837	$9,775

Supplemental schedule of non-cash investing and financing activities
Adjustment to noncontrolling interests—common units in the OP
Noncontrolling interests—common units	$(748)	$(453)
Paid-in capital	$748	$453
Consolidation of joint venture
Land	$—	$21,814
Buildings and improvements	$—	$85,436
Other, net	$—	$(2,320)
Investment in and advances to unconsolidated joint venture	$—	$(100,898)
Noncontrolling interest — joint venture	$—	$(4,032)

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of September 30, 2019, PSB owned 79.0% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and our consolidated joint venture that owns a 395-unit multifamily apartment complex in Tysons, Virginia, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS would own 41.6% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

Description of Business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. As of September 30, 2019, the Company owned and operated 28.8 million rentable square feet of commercial space in six states and held a 95.0% interest in a 395-unit multifamily apartment complex in Tysons, Virginia. The Company also manages for a fee approximately 438,000 rentable square feet on behalf of PS.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP and our consolidated joint venture. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Financial assets that are exposed to credit risk consist primarily of cash equivalents and receivables. The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents, which consist primarily of money market investments, are only invested in entities with an investment grade rating. Receivables are comprised of balances due from various customers. Balances that the Company expects to become uncollectible are written off. Due to the short period to maturity of the Company’s cash and cash equivalents, accounts receivable, other assets and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value.

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets (in thousands):

	December 31,
	2018	2017
Consolidated balance sheets
Cash and cash equivalents	$37,379	$114,882
Restricted cash included in
Land and building held for development	1,088	1,088
Consolidated statements of cash flows	$38,467	$115,970

	September 30,
	2019	2018
Consolidated balance sheets
Cash and cash equivalents	$6,749	$8,687
Restricted cash included in
Land and building held for development	1,088	1,088
Consolidated statements of cash flows	$7,837	$9,775

Carrying values of the Company’s Credit Facility (as defined in Note 5) approximate fair value. The characteristics of these financial instruments, market data and other comparative metrics utilized in determining these fair values are “Level 2” inputs.

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

Intangible assets/liabilities

When we acquire real estate facilities, an intangible asset is recorded as other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded as other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of September 30, 2019, the value of above-market in-place rents resulted in net intangible assets of $1.4 million, net of $10.4 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $2.5 million, net of $11.2 million of accumulated amortization. As of December 31, 2018, the value of above-market in-place rents resulted in net intangible assets of $1.8 million, net of $10.0 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $1.8 million, net of $10.8 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place leases (i.e., customer lease-up costs) is recorded as other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of September 30, 2019, the value of acquired in-place leases resulted in net intangible assets of $6.3 million, net of $3.1 million of accumulated amortization. As of December 31, 2018, the value of acquired in-place leases resulted in net intangible assets of $4.7 million, net of $1.3 million of accumulated amortization.

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

The Company monitors the collectability of its receivable balances, including deferred rent receivable balances, on an ongoing basis. The Company writes off uncollectible customer receivable balances, including deferred rent receivable balances, in the period such receivable balances are deemed uncollectible. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis, plus any accruable variable lease payments for those customer receivable balances deemed uncollectible.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of September 30, 2019 and December 31, 2018, we did not recognize any tax benefit for uncertain tax positions.

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

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Calculation of net income allocable to common shareholders
Net income	$46,510	$44,843	$142,458	$218,727
Net (income) loss allocated to
Preferred shareholders based upon distributions	(12,959)	(12,959)	(38,877)	(38,921)
Noncontrolling interests—joint venture	(14)	189	(27)	1,008
Restricted stock unit holders	(219)	(239)	(699)	(1,592)
Net income allocable to common shareholders
and noncontrolling interests—common units	33,318	31,834	102,855	179,222
Net income allocation to noncontrolling interests—
common units	(7,006)	(6,703)	(21,643)	(37,822)
Net income allocable to common shareholders	$26,312	$25,131	$81,212	$141,400

Calculation of common partnership units as a percentage of common share equivalents
Weighted average common shares outstanding	27,432	27,339	27,411	27,310
Weighted average common partnership units outstanding	7,305	7,305	7,305	7,305
Total common share equivalents	34,737	34,644	34,716	34,615
Common partnership units as a percentage of common
share equivalents	21.0%	21.1%	21.0%	21.1%

Weighted average common shares outstanding
Basic weighted average common shares outstanding	27,432	27,339	27,411	27,310
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	111	103	101	102
Diluted weighted average common shares outstanding	27,543	27,442	27,512	27,412

Segment reporting

We have two operating segments: (i) the acquisition, development, ownership and management of commercial real estate and (ii) the acquisition, development, ownership and management of multifamily real estate, but have one reportable segment as the multifamily segment does not meet the quantitative thresholds necessary to require reporting as a separate segment.

Reclassifications

We have reclassified our divisional vice presidents’ compensation costs totaling $457,000 and $1.5 million for the three and nine months ended September 30, 2018, respectively, from cost of operations into general and administrative expense on our consolidated statements of income in the three and nine months ended September 30, 2018 in order to conform to the current periods’ presentation. Certain reclassifications have been made to the consolidated financial statements for 2018 in order to conform to the 2019 presentation, including reclassifying assets held for sale as of September 30, 2019 from “real estate facilities, at costs” totaling $128.1 million as of December 31, 2018 into “properties held for sale, net” on our consolidated balance sheets.

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

We recognized revenue from our lease arrangements aggregating $108.1 million and $103.8 million for the three months ended September 30, 2019 and 2018, respectively, and $323.7 million and $309.4 million for the nine months ended September 30, 2019 and 2018, respectively. This revenue consisted primarily of rental income from operating leases and the related variable lease payments resulting from reimbursements of property operating expenses. Rental income was $84.1 million and $80.9 million for the three months ended September 30, 2019 and 2018, respectively, and $250.7 million and $240.3 million for the nine months ended September 30, 2019 and 2018, respectively. Variable lease payments were $24.0 million and $22.9 million for the three months ended September 30, 2019 and 2018, respectively, and $73.0 million and $69.1 million for the nine months ended September 30, 2019 and 2018, respectively.

The Lease Standard provides two approaches to account for uncollectible customer receivable balances, and the respective deferred rent receivables balances: (i) an impairment model approach or (ii) a reserve approach in accordance to ASU 450-20, Contingencies - Loss Contingencies (“Contingencies - Loss Contingencies Standard”). Under the impairment model, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis, plus any accruable variable lease payments for those customer receivable balances deemed uncollectible. After completing the impairment model approach, a lessor may also choose to apply the reserve approach. Under the reserve approach, a lessor records a reserve for a portion of the receivable balances, based on historical data, for uncollectible amounts. A lessor that chooses the reserve approach will have to apply the guidance from both the Lease Standard and Contingencies - Loss Contingencies Standard. The Company has elected the impairment model approach to account for its uncollectible customer receivable balances, and the respective deferred rent receivable balances. The Company’s uncollectible receivable balances policy is consistent with the impairment model approach as the Company writes off uncollectible receivable balances in the period the amounts are deemed uncollectible. Therefore, our rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis, plus any accruable variable lease payments for those customer receivable balances deemed uncollectible.

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

Lessee accounting

Under the Lease Standard, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on the principle whether the lease is effectively a finance purchase of the leased asset by the lessee. This classification determines whether the lease expense is recognized based on an effective interest method or a straight-line basis over the term of the lease. For most leases with a term of greater than 12 months, in which we are the lessee, the present value of future lease payments is recognized on our balance sheet as a right-of-use (“ROU”) asset and related liability. On January 1, 2019, the Company recorded a ROU asset of $1.7 million, included in “other assets” on our consolidated balance sheets and a corresponding liability of $1.7 million under “accrued and other liabilities”, relating to our existing ground lease arrangements. These operating leases were recognized based on the present value of the future minimum lease payments over the lease term. As these leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of future payments. The discount rate used to determine the present value of these operating leases’ future payments was 4.20%. These ground leases expire in 2029 and 2030 and do not have an option to extend. As of September 30, 2019, the remaining lease terms ranged from 10.0 years to 10.3 years. Lease expense for minimum lease payments is recognized in the period the applicable costs are incurred as monthly rent for these operating leases are constant without increases through the remaining terms of these leases. The adoption of the Lease Standard did not result in a material impact to our consolidated financial statements from the initial recognition of each lease liability or from the pattern of recognition subsequent to adoption.

3. Real estate facilities

The activity in real estate facilities for the nine months ended September 30, 2019 was as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2018 (1)	$762,731	$2,157,407	$(1,097,748)	$1,822,390
Acquisition of real estate facility	75,160	40,765	—	115,925
Capital expenditures	—	26,536	—	26,536
Disposals (2)	—	(11,643)	11,643	—
Depreciation and amortization expense	—	—	(70,896)	(70,896)
Transfer to properties held for sale	—	(899)	4,055	3,156
Balances at September 30, 2019	$837,891	$2,212,166	$(1,152,946)	$1,897,111

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

As of September 30, 2019, we have commitments, pursuant to executed leases throughout our portfolio, to spend $10.3 million on transaction costs, which include tenant improvements and lease commissions.

The purchase price of acquired properties is allocated to land, buildings and improvements (including tenant improvements, unamortized lease commissions, acquired in-place lease values and customer relationships, if any), intangible assets and intangible liabilities (see Note 2), based upon the relative fair value of each component, which are evaluated independently.

We must make significant assumptions in determining the fair value of assets acquired and liabilities assumed, which can affect the recognition and timing of revenue and depreciation and amortization expense. The fair value of land is estimated based upon, among other considerations, comparable sales of land within the same region. The fair value of buildings and improvements is determined using a combination of the income and replacement cost approaches which both utilize available market information relevant to the acquired property. The fair value of other acquired assets including tenant improvements and unamortized lease commissions are determined using the replacement cost approach. The amount recorded to acquired in-place leases is also determined utilizing the income approach using market assumptions which are based on management’s assessment of current market conditions and the estimated lease-up periods for the respective spaces. Transaction costs related to asset acquisitions are capitalized.

On September 5, 2019, we acquired a multi-tenant industrial park comprised of approximately 543,000 rentable square feet in Santa Fe Springs, California, for a total purchase price of $104.3 million, inclusive of capitalized transaction costs.

On April 18, 2019, we acquired a multi-tenant industrial park comprised of approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million, inclusive of capitalized transaction costs.

On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a purchase price of $143.8 million, inclusive of capitalized transaction costs.

The following table summarizes the assets acquired and liabilities assumed for the nine months ended September 30, (in thousands):

	2019	2018
Land	$75,160	$25,806
Buildings and improvements	40,765	112,230
Other assets (above-market in-place rents)	—	1,487
Accrued and other liabilities (below-market in-place rents)	(1,142)	(1,790)
Other assets (in-place lease value)	3,371	6,033
Total purchase price	118,154	143,766
Net operating assets acquired and liabilities assumed	(463)	(1,367)
Total cash paid	$117,691	$142,399

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

Properties Sold and Held for Sale

Subsequent to September 30, 2019, we sold 1.3 million rentable square feet of flex and office business parks located in Rockville and Silver Spring, Maryland, for a gross sales price of $148.8 million. We determined that the sale did not meet the criteria for discontinued operations presentation, as the sale of such assets did not represent a strategic shift that will have a major effect on our operations and financial results. As a result of this classification, the assets of the properties are separately presented as held for sale in the consolidated balance sheet as of December 31, 2018.

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

4. Leasing activity

The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses under these leases, is as follows as of September 30, 2019 (in thousands):

Remainder of 2019	$74,648
2020	266,240
2021	205,616
2022	143,955
2023	98,747
Thereafter	146,129
Total (1)	$935,335

____________________________

(1)Excludes future minimum rental income from assets held for sale.

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $24.0 million and $22.9 million for the three months ended September 30, 2019 and 2018, respectively, and $73.0 million and $69.1 million for the nine months ended September 30, 2019 and 2018, respectively. These variable lease payment amounts are included as rental income in the accompanying consolidated statements of income.

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

5. Bank loans

We have an unsecured revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). As of September 30, 2019, the Company had $50.0 million outstanding on the Credit Facility at an interest rate of 2.88%. Subsequent to September 30, 2019, the Company repaid the Credit Facility in full. We had no balance outstanding on our Credit Facility at December 31, 2018. The Company had $518,000 and $691,000 of total unamortized loan origination costs as of September 30, 2019 and December 31, 2018, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with as of September 30, 2019. Interest on outstanding borrowings is payable monthly.

6. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $213.0 million and $215.1 million at September 30, 2019 and December 31, 2018, respectively, and (ii) the JV Partner’s 5.0% interest in a joint venture owning a 395-unit multifamily apartment complex, totaling $3.0 million at September 30, 2019 and December 31, 2018, respectively.

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

In allocating net income and presenting equity, we treat the common partnership units as if converted to common shares. Accordingly, they receive the same net income allocation per unit as a common share and are adjusted each period to have the same equity per unit as a common share, totaling $7.0 million and $6.7 million for the three months ended September 30, 2019 and 2018, respectively, and $21.6 million and $37.8 million for the nine months ended September 30, 2019 and 2018, respectively.

JV Partner

In conjunction with consolidating the joint venture on January 1, 2018, we recorded noncontrolling interest of $4.0 million related to the JV Partner’s 5.0% interest in a joint venture owning a 395-unit multifamily apartment complex. A total of $14,000 in income and $189,000 in loss was allocated to the JV Partner during the three months ended September 30, 2019 and 2018, respectively, and $27,000 in income and $1.0 million in loss for the nine months ended September 30, 2019 and 2018, respectively. Distributions of $33,000 and $78,000 were paid to the JV Partner during the three and nine months ended September 30, 2019 and none were paid during 2018.

7. Related party transactions

We manage certain industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues, which is included in “interest and other income” on our consolidated statements of income. Management fee revenues were $71,000 and $93,000 for the three months ended September 30, 2019 and 2018, respectively, and $221,000 and $331,000 for the nine months ended September 30, 2019 and 2018, respectively. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $89,000 and $101,000 for the three months ended September 30, 2019 and 2018, respectively, and $282,000 and $376,000 for the nine months ended September 30, 2019 and 2018, respectively.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were $25,000 and $24,000 for the three months ended September 30, 2019 and 2018, respectively, and $74,000 and $72,000 for the nine months ended September 30, 2019 and 2018, respectively. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling $19,000 and $16,000 for the three months ended September 30, 2019 and 2018, respectively, and $56,000 and $51,000 for the nine months ended September 30, 2019 and 2018, respectively. These amounts are included under “cost of operations” on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $448,000 and $170,000 for costs PS incurred on our behalf for the three months ended September 30, 2019 and 2018, respectively, and $868,000 and $586,000 for the nine months ended September 30, 2019 and 2018, respectively. PS reimbursed us $9,000 and $10,000 for costs we incurred on their behalf for the three months ended September 30, 2019 and 2018, respectively, and $26,000 and $29,000 for the nine months ended September 30, 2019 and 2018, respectively.

The Company had net amounts due to PS of $152,000 at September 30, 2019 and due from PS of $43,000 at December 31, 2018 for these contracts, as well as certain operating expenses paid by the Company on behalf of PS.

8. Shareholders’ equity

Preferred stock

As of September 30, 2019 and December 31, 2018, the Company had the following series of preferred stock outstanding:

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

We paid $13.0 million in distributions to our preferred shareholders for each of the three months ended September 30, 2019 and 2018, and $38.9 million and $39.6 million in distributions to our preferred shareholders for the nine months ended September 30, 2019 and 2018, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At September 30, 2019, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock and units

We paid $28.8 million ($1.05 per common share) and $28.7 million ($1.05 per common share) in distributions to our common shareholders for the three months ended September 30, 2019 and 2018, respectively, and $86.3 million ($3.15 per common share) and $75.1 million ($2.75 per common share) in distributions to our common shareholders for the nine months ended September 30, 2019 and 2018, respectively.

We paid $7.7 million ($1.05 per common unit) in distributions to our common unit holders for each of the three months ended September 30, 2019 and 2018, respectively, and $23.0 million ($3.15 per common unit) and $20.1 million ($2.75 per common unit) in distributions to our common unit holders for the nine months ended September 30, 2019 and 2018, respectively.

Equity stock

The Company is authorized to issue 100.0 million shares of Equity Stock. The Articles of Incorporation provide that Equity Stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock. As of September 30, 2019 and December 31, 2018, no equity stock had been issued.

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

For the three and nine months ended September 30, 2019, respectively, we recorded $90,000 and $209,000 in compensation expense related to stock options as compared to $62,000 and $179,000 for the same periods in 2018.

During the nine months ended September 30, 2019, 34,000 stock options were granted, 11,179 options were exercised and 4,000 options were forfeited. A total of 162,236 and 143,415 options were outstanding at September 30, 2019 and December 31, 2018, respectively.

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

For the three and nine months ended September 30, 2019, respectively, we recorded $813,000 and $2.5 million in compensation expense related to RSUs as compared to $1.0 million and $2.6 million for the same periods in 2018.

During the nine months ended September 30, 2019, 6,400 RSUs were granted, 92,820 RSUs vested and 1,460 RSUs were forfeited. Tax withholdings totaling $6.1 million were made on behalf of employees in exchange for 38,961 common shares withheld upon vesting for the nine months ended September 30, 2019 resulting in the issuance of 53,859 common shares. Tax withholdings totaling $5.0 million were made on behalf of employees in exchange for 43,393 common shares withheld upon vesting for the nine months ended September 30, 2018 resulting in the issuance of 62,030 common shares. A total of 155,410 and 243,290 RSUs were outstanding at September 30, 2019 and December 31, 2018, respectively.

In July, 2019, the Company amended the Retirement Plan for Non-Employee Directors (the “Director Plan”), to increase the maximum shares issued upon retirement for each year served as a director from 8,000 shares to 10,000 shares of common stock. The Company recognizes compensation expense with regard to grants to be issued in the future under the Director Plan over the requisite service period. For the three and nine months ended September 30, 2019, respectively, we recorded $1.2 million and $1.3 million in compensation expense related to these shares as compared to $51,000 and $160,000 for the same periods in 2018.

In April, 2019, we issued 8,000 shares to a director upon retirement with an aggregate fair value of $1.2 million. No shares were issued during the nine months ended September 30, 2018.

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

Accounting for Acquired Real Estate Facilities: We estimate the fair value of land, buildings, intangible assets and intangible liabilities for purposes of allocating purchase price. Such estimates, which are determined with the assistance of third-party valuation specialists where appropriate, are based upon many assumptions and judgments, including, but not limited to, (i) market rates of return and capitalization rates on real estate and intangible assets, (ii) building and material cost levels, (iii) estimated market rent levels, (iv) future revenue growth rates, (v) future cash flows from the real estate and the existing customer base and (vi) comparisons of the acquired underlying land parcels to recent land transactions. Others could come to materially different conclusions as to the estimated fair values, which could result in different depreciation and amortization expense, rental income, gains and losses on sale of real estate assets, and real estate and intangible assets.

Accounting for Customer Receivable Balances, including Deferred Rent Receivable Balances: Customer receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from customers. Deferred rent receivables represent the amount that the cumulative straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement. The Company writes off uncollectible customer receivable balances, including deferred rent receivable balances, in the period such receivable balances are deemed uncollectible. Significant bad debt losses could materially impact our net income.

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

Business Overview

Our overall operating results are impacted primarily by the performance of our existing real estate facilities, which at September 30, 2019 were comprised of 28.8 million rentable square feet of primarily multi-tenant industrial, flex and office properties concentrated in six states and a 95.0% interest in a 395-unit multifamily apartment complex. Our multi-tenant commercial properties are located in markets that have experienced long-term economic growth with a particular concentration on small- and medium-size customers. Accordingly, a significant degree of management attention is paid to maximizing the cash flow from our existing real estate portfolio. Also, our strong and conservative capital structure allows us the flexibility to use debt and equity capital prudently to fund our growth, which allows us to acquire properties we believe will create long-term value. From time to time we sell properties which no longer fit the Company’s strategic objectives.

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

On September 5, 2019, we acquired a multi-tenant industrial park comprised of approximately 543,000 rentable square feet in Santa Fe Springs, California, for a total purchase price of $104.3 million, inclusive of capitalized transaction costs. The park consists of ten buildings and was 100.0% occupied as of the date of the acquisition. Our Los Angeles industrial portfolio grew to 2.2 million square feet as a result of this acquisition.

On April 18, 2019, we acquired a multi-tenant industrial park comprised of approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million, inclusive of capitalized transaction costs. The park consists of eight buildings and was 98.4% occupied as of the date of the acquisition. The eight buildings are located in the Signal Hill industrial submarket where we already own five industrial parks totaling 268,000 square feet.

On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a purchase price of $143.8 million, inclusive of capitalized transaction costs. The portfolio consists of 19 buildings and was 76.1% occupied as of the date of acquisition. The 19 buildings are located in the Springfield/Newington industrial submarket where we already own three industrial parks totaling 606,000 square feet.

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

Subsequent to September 30, 2019, we sold 1.3 million rentable square feet of flex and office business parks located in Rockville and Silver Spring, Maryland, for a gross sales price of $148.8 million. The operations of the facilities we sold are presented below under “assets sold or held for sale.”

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of September 30, 2019, excluding assets held for sale, leases from our top 10 customers comprised 8.8% of our annualized rental income, with only one customer, the U.S. Government (3.9%), representing more than 1%. In terms of industry concentration, 19.3% of our annualized rental income comes from business services, 12.8% from warehouse, distribution, transportation and logistics, and 10.9% from computer hardware, software and related services. No other industry group represents more than 10% of our annualized rental income.

Customer credit risk: We have historically experienced a low level of write-offs of uncollectible rents, with less than 0.5% of rental income written off in any year over the last seven years. However, there can be no assurance that write-offs may not increase because there is inherent uncertainty in a customer’s ability to continue paying rent and meet its full lease obligation. As of October 21, 2019, we had 15,000 square feet of leased space occupied by one customer that is protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement, which we are not obligated to grant but will consider under certain circumstances.

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

Beginning January 1, 2019, the Company has recorded our divisional vice presidents’ compensation costs within general and administrative expense, as we determined that the nature of these individuals’ responsibilities is more consistent with corporate oversight as opposed to direct property operations. As a result of this change, we have reclassified our divisional vice presidents’ compensation costs totaling $457,000 for the three months ended September 30, 2018, consisting of $305,000 of compensation costs and $152,000 of stock compensation expense, and compensation costs totaling $1.5 million for the nine months ended September 30, 2018, consisting of $995,000 of compensation costs and $466,000 of stock compensation expense, from cost of operations into general and administrative expense on our consolidated statements of income in the three and nine months ended September 30, 2018 in order to conform to the current periods’ presentation.

See “Analysis of net income” below for reconciliations of each of these measures to their closest analogous GAAP measure from our consolidated statements of income.

Results of Operations

Operating Results Overview: Three and Nine Months Ended September 30, 2019 and 2018

For the three months ended September 30, 2019, net income allocable to common shareholders was $26.3 million or $0.96 per diluted share, compared to $25.1 million or $0.92 per diluted share for the same period in 2018. The increase was mainly due to a $2.9 million increase in NOI with respect to the Company’s real estate facilities. The increase in NOI includes a $2.4 million, or 3.6%, increase attributable to our Same Park facilities (described below) due to higher rental income per occupied square foot, combined with increased NOI from our Non-Same Park and multifamily assets, partially offset by reduced NOI generated from assets held for sale as of September 30, 2019.

For the nine months ended September 30, 2019, net income allocable to common shareholders was $81.2 million or $2.95 per diluted share, compared to $141.4 million or $5.16 per diluted share for the same period in 2018. The decrease was mainly due to the gain on sale of real estate facilities sold during 2018 that did not recur in 2019 partially offset by an $11.1 million increase in NOI with respect to the Company’s real estate facilities. The increase in NOI includes an $8.6 million, or 4.4%, increase attributable to our Same Park facilities due to higher rental income per occupied square foot, combined with increased NOI from our Non-Same Park and multifamily assets, partially offset by reduced NOI generated from facilities sold in 2018.

Analysis of Net Income

Our net income is comprised primarily of our real estate operations, depreciation and amortization expense, general and administrative expense, interest and other income, interest and other expenses and gain on sale of real estate facilities.

We segregate our real estate activities into (a) same park operations, representing all operating properties acquired prior to January 1, 2017, comprising 25.8 million rentable square feet of our 28.8 million in rentable square feet at September 30, 2019 (the “Same Park” facilities), (b) non-same park operations, representing those facilities we own that were acquired after January 1, 2017 (the “Non-Same Park” facilities), (c) multifamily operations and (d) assets sold or held for sale, representing approximately 1.3 million square feet of assets held for sale as of September 30, 2019 as well as operating results related to 899,000 square feet of assets sold in 2018.

The table below sets forth the various components of our net income (in thousands):

	For the Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
	2019	2018	Change	2019	2018	Change
Rental income
Same Park (1)	$96,234	$92,356	4.2%	$287,872	$275,976	4.3%
Non-Same Park	3,598	2,355	52.8%	9,508	2,982	218.8%
Multifamily	2,519	1,895	32.9%	7,492	5,057	48.2%
Assets sold or held for sale (2)	5,713	7,202	(20.7%)	18,799	25,376	(25.9%)
Total rental income	108,064	103,808	4.1%	323,671	309,391	4.6%

Cost of operations (3)
Adjusted cost of operations (4)
Same Park	27,724	26,252	5.6%	83,113	79,840	4.1%
Non-Same Park	1,137	753	51.0%	3,304	977	238.2%
Multifamily	1,045	1,043	0.2%	3,118	3,013	3.5%
Assets sold or held for sale (2)	2,253	2,793	(19.3%)	7,076	9,556	(26.0%)
Stock compensation expense (5)	309	356	(13.2%)	910	1,063	(14.4%)
Total cost of operations	32,468	31,197	4.1%	97,521	94,449	3.3%

Net operating income (6)
Same Park	68,510	66,104	3.6%	204,759	196,136	4.4%
Non-Same Park	2,461	1,602	53.6%	6,204	2,005	209.4%
Multifamily	1,474	852	73.0%	4,374	2,044	114.0%
Assets sold or held for sale (2) (7)	3,460	4,409	(21.5%)	11,723	15,820	(25.9%)
Stock compensation expense (5)	(309)	(356)	(13.2%)	(910)	(1,063)	(14.4%)
Depreciation and amortization expense	(26,220)	(25,207)	4.0%	(75,863)	(73,505)	3.2%
General and administrative expense (3)	(4,051)	(2,882)	40.6%	(10,111)	(8,560)	18.1%
Interest and other income	1,384	488	183.6%	2,766	1,066	159.5%
Interest and other expense	(199)	(167)	19.2%	(484)	(499)	(3.0%)
Gain on sale of real estate facilities	—	—	—	—	85,283	(100.0%)
Net income	$46,510	$44,843	3.7%	$142,458	$218,727	(34.9%)

____________________________

(1)Same Park rental income includes lease buyout income of $183,000 and $213,000 for the three months ended September 30, 2019 and 2018, respectively, and $1.1 million and $463,000 for the nine months ended September 30, 2019 and 2018, respectively.

(2)Amounts for the three and nine months ended September 30, 2019 reflect the operating results related to 1.3 million square feet of flex and office assets held for sale as of September 30, 2019; amounts shown for the three and nine months ended September 30, 2018 reflect the operating results related to 1.3 million square feet of flex and office assets held for sale as of September 30, 2019 as well as operating results related to 899,000 square feet of assets sold in 2018.

(3)We have reclassified our divisional vice presidents’ compensation costs totaling $457,000 and $1.5 million for the three and nine months ended September 30, 2018, respectively, from cost of operations into general and administrative expense on our consolidated statements of income in the three and nine months ended September 30, 2018 in order to conform to the current periods’ presentation. Of this amount, $152,000 and $466,000 of stock compensation expense for the three and nine months, respectively, had previously been excluded from NOI.

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

(7)NOI from assets held for sale was $3.5 million and $4.2 million for the three months ended September 30, 2019 and 2018, respectively, and $11.7 million and $12.8 million for the nine months ended September 30, 2019 and 2018, respectively. The three and nine months 2018 remaining NOI balances relate to assets sold during 2018.

Rental income increased $4.3 million and $14.3 million for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 due primarily from our Same Park facilities and multifamily asset combined with rental income from our Non-Same Park facilities acquired during the second half of 2018 and in 2019 partially offset by a loss of rental income from assets sold and held for sale.

Cost of operations increased $1.3 million and $3.1 million for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. The increase was primarily from our Same Park facilities combined with adjusted cost of operations from our Non-Same Park facilities acquired during the second half of 2018 and in 2019 partially offset by a loss of adjusted cost of operations from assets sold and held for sale.

Net income increased $1.7 million and decreased $76.3 million for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. The three month increase was due primarily to higher NOI partially offset by higher general and administrative expense, while the nine month decrease was due primarily to the gain on sale of office product in Orange County, California and flex product in Dallas, Texas during 2018 combined with higher general and administrative expense partially offset by higher NOI.

Same Park Facilities

The Same Park facilities are those that we have owned and operated since January 1, 2017. We evaluate the operations of these facilities to provide an informative view of how the Company’s portfolio has performed over comparable periods. We believe that investors and analysts use Same Park information in a similar manner.

The following table summarizes the historical operating results of these facilities and certain statistical information related to leasing activity in the three and nine months ended September 30, 2019 and 2018 (in thousands, except per square foot data):

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
	2019	2018	Change	2019	2018	Change
Rental income (1)	$96,234	$92,356	4.2%	$287,872	$275,976	4.3%

Adjusted cost of operations (2)
Property taxes	10,302	9,726	5.9%	30,638	29,238	4.8%
Utilities	5,309	5,438	(2.4%)	14,825	15,010	(1.2%)
Repairs and maintenance	5,940	5,358	10.9%	17,666	16,485	7.2%
Snow removal	—	—	—	1,049	655	60.2%
Other expenses	6,173	5,730	7.7%	18,935	18,452	2.6%
Total	27,724	26,252	5.6%	83,113	79,840	4.1%

NOI	$68,510	$66,104	3.6%	$204,759	$196,136	4.4%

Selected Statistical Data
NOI margin (3)	71.2%	71.6%	(0.6%)	71.1%	71.1%	-
Weighted average square foot occupancy	94.7%	95.1%	(0.4%)	94.6%	94.7%	(0.1%)
Revenue per occupied square foot (4)	$15.74	$15.05	4.6%	$15.72	$15.05	4.5%
Revenue per available foot (RevPAF) (5)	$14.91	$14.31	4.2%	$14.87	$14.26	4.3%

____________________________

(1)Same Park rental income includes lease buyout income of $183,000 and $213,000 for the three months ended September 30, 2019 and 2018, respectively, and $1.1 million and $463,000 for the nine months ended September 30, 2019 and 2018, respectively.

(2)We have reclassified divisional vice presidents’ compensation costs totaling $281,000 and $936,000 for the three and nine months ended September 30, 2018, respectively, from adjusted cost of operations into general and administrative expense in order to conform to the current periods’ presentation. Non-cash compensation expense for our divisional vice presidents, which totaled $143,000 and $445,000 for the three and nine months ended September 30, 2018, respectively, had previously been excluded from adjusted cost of operations.

(3)NOI margin is computed by dividing NOI by rental income.

(4)Revenue per occupied square foot is computed by dividing rental income during the period by weighted average occupied square feet during the same period. For the three and nine month periods ending September 30, 2019 and 2018, rental income amounts have been annualized.

(5)Revenue per available square foot is computed by dividing rental income during the period by weighted average available square feet. For the three and nine month periods ending September 30, 2019 and 2018, rental income amounts have been annualized.

Analysis of Same Park Rental Income

Rental income generated by our Same Park facilities increased 4.2% and 4.3% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The increases were due primarily to higher rental rates charged to our customers, as revenue per occupied square foot increased 4.6% and 4.5% in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

We believe that high occupancy levels help maximize our rental income. Accordingly, we seek to maintain a weighted average occupancy over 90%.

During the first nine months of 2019 and 2018, most markets continued to reflect conditions favorable to landlords allowing for stable occupancy as well as increasing cash rental rates. With the exception of Northern Virginia and Suburban Maryland markets, new cash rental rates for the Company improved over expiring cash rental rates on executed leases as economic conditions and tenant demand remained robust.

Our future revenue growth will come primarily from contractual rental increases as well as from potential increases in market rents allowing us to increase rent levels when leases are either renewed with existing customers or re-leased to new customers. The following table sets forth the expirations of existing leases in our Same Park portfolio over the next five years based on lease data at September 30, 2019 (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
Remainder of 2019	708	2,083	8.5%	$35,199	8.4%
2020	1,548	5,577	22.7%	89,525	21.4%
2021	1,201	4,720	19.3%	79,287	19.0%
2022	600	4,258	17.4%	74,947	17.9%
2023	331	2,756	11.2%	45,709	10.9%
Thereafter	329	5,134	20.9%	93,506	22.4%
Total	4,717	24,528	100.0%	$418,173	100.0%

During the three and nine months ended September 30, 2019, we leased approximately 1.9 million and 5.0 million in rentable square feet, respectively, to new and existing customers at an average of 6.5% and 8.6% increases in cash rental rates over the previous rates, respectively. Renewals of leases with existing customers represented 64.9% of our leasing activity for the nine months ended September 30, 2019. See “Analysis of Same Park Market Trends” below for further analysis of such data on a by market basis.

Our ability to re-lease space on expired leases in a way that minimizes vacancy periods and achieves market rental rates will depend upon market conditions in the specific submarkets in which each of our properties are located.

Analysis of Same Park Adjusted Cost of Operations

Adjusted cost of operations generated by the Same Park facilities increased 5.6% and 4.1% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the prior year. The three month increase was due primarily to higher repairs and maintenance costs, higher property tax expense and higher other expenses, while the nine month increase was due primarily to an increase in snow removal costs, higher property tax expense, higher repairs and maintenance costs and higher other expenses.

Property taxes increased 5.9% and 4.8% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the prior year. The increases were due primarily to higher assessed values. We expect property tax growth in the future due primarily to higher assessed values.

Utilities are dependent primarily upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities decreased 2.4% and 1.2% during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the prior year. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not predictable. However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates in the future.

Repairs and maintenance increased 10.9% and 7.2% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the prior year. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable.

Snow removal increased 60.2% during the nine months ended September 30, 2019 as compared to the same period in the prior year. The nine month increase was due to colder weather during the first quarter of 2019 in our Northern Virginia and Suburban Maryland markets compared to the same period in 2018. Snow removal costs are weather dependent and therefore not predictable.

Other expenses increased 7.7% and 2.6% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the prior year. These expenses are comprised of on site and supervisory personnel, property insurance and other expenses incurred in the operation of our properties. The three and nine month increases were primarily due to a property insurance rate increase for the policy period from 2019 to 2020 and higher than average professional fees tied to typical tenant related matters. We expect increases in other expenses for the remainder of 2019 that are similar to the increases in the nine month period ended September 30, 2019.

Same Park Quarterly Trends

The following table sets forth historical quarterly data related to the operations of the Same Park facilities for rental income, adjusted cost of operations, occupancies and annualized revenue per occupied square foot (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31
Rental income
2019	$95,693	$95,945	$96,234	$—
2018	$91,678	$91,942	$92,356	$92,459

Adjusted cost of operations (1)
2019	$28,442	$26,947	$27,724	$—
2018	$27,222	$26,366	$26,252	$25,495

NOI (1)
2019	$67,251	$68,998	$68,510	$—
2018	$64,456	$65,576	$66,104	$66,964

Weighted average square foot occupancy
2019	94.7%	94.3%	94.7%	—
2018	94.5%	94.5%	95.1%	95.4%

Annualized revenue per occupied square foot
2019	$15.66	$15.77	$15.74	$—
2018	$15.04	$15.08	$15.05	$15.01

RevPAF
2019	$14.83	$14.87	$14.91	$—
2018	$14.21	$14.25	$14.31	$14.33

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

Analysis of Same Park Market Trends

The following tables set forth rental income, adjusted cost of operations, weighted average occupancy and annualized revenue per occupied square foot data in our Same Park facilities (in thousands, except per square foot data):

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
Region	2019	2018	Change	2019	2018	Change

Geographic Data on Same Park

Rental income
Northern California (7.2 million feet)	$26,570	$25,055	6.0%	$79,409	$74,076	7.2%
Southern California (3.3 million feet)	13,864	13,433	3.2%	41,013	39,591	3.6%
Dallas (2.9 million feet)	8,466	7,674	10.3%	25,467	22,901	11.2%
Austin (2.0 million feet)	7,688	7,260	5.9%	23,102	22,505	2.7%
Northern Virginia (3.9 million feet)	18,321	18,460	(0.8%)	55,453	55,649	(0.4%)
South Florida (3.9 million feet)	10,999	10,436	5.4%	32,615	31,467	3.6%
Suburban Maryland (1.2 million feet) (1)	5,823	5,689	2.4%	17,517	16,959	3.3%
Seattle (1.4 million feet)	4,503	4,349	3.5%	13,296	12,828	3.6%
Total Same Park (25.8 million feet)	96,234	92,356	4.2%	287,872	275,976	4.3%

Adjusted cost of operations
Northern California	6,337	5,639	12.4%	18,167	16,875	7.7%
Southern California	3,632	3,438	5.6%	10,669	9,993	6.8%
Dallas	2,980	2,734	9.0%	8,818	8,340	5.7%
Austin	2,844	2,691	5.7%	8,454	8,032	5.3%
Northern Virginia	5,944	5,948	(0.1%)	18,930	18,917	0.1%
South Florida	2,914	2,720	7.1%	8,799	8,349	5.4%
Suburban Maryland (1)	1,994	1,988	0.3%	6,095	6,070	0.4%
Seattle	1,079	1,094	(1.4%)	3,181	3,264	(2.5%)
Total Same Park	27,724	26,252	5.6%	83,113	79,840	4.1%

Net operating income
Northern California	20,233	19,416	4.2%	61,242	57,201	7.1%
Southern California	10,232	9,995	2.4%	30,344	29,598	2.5%
Dallas	5,486	4,940	11.1%	16,649	14,561	14.3%
Austin	4,844	4,569	6.0%	14,648	14,473	1.2%
Northern Virginia	12,377	12,512	(1.1%)	36,523	36,732	(0.6%)
South Florida	8,085	7,716	4.8%	23,816	23,118	3.0%
Suburban Maryland (1)	3,829	3,701	3.5%	11,422	10,889	4.9%
Seattle	3,424	3,255	5.2%	10,115	9,564	5.8%
Total Same Park	$68,510	$66,104	3.6%	$204,759	$196,136	4.4%

Weighted average square foot occupancy
Northern California	97.1%	97.9%	(0.8%)	96.5%	97.8%	(1.3%)
Southern California	95.1%	98.1%	(3.1%)	95.1%	97.9%	(2.9%)
Dallas	91.5%	89.5%	2.2%	92.2%	88.7%	3.9%
Austin	91.3%	91.4%	(0.1%)	91.1%	92.9%	(1.9%)
Northern Virginia	94.3%	94.1%	0.2%	94.2%	92.4%	1.9%
South Florida	95.6%	96.8%	(1.2%)	95.5%	96.4%	(0.9%)
Suburban Maryland (1)	90.1%	85.1%	5.9%	89.9%	83.4%	7.8%
Seattle	95.5%	97.5%	(2.1%)	95.6%	97.9%	(2.3%)
Total Same Park	94.7%	95.1%	(0.4%)	94.6%	94.7%	(0.1%)

Annualized revenue per occupied square foot
Northern California	$15.11	$14.13	6.9%	$15.15	$13.94	8.7%
Southern California	$17.77	$16.69	6.5%	$17.52	$16.42	6.7%
Dallas	$12.81	$11.87	7.9%	$12.75	$11.92	7.0%
Austin	$17.14	$16.18	5.9%	$17.22	$16.45	4.7%
Northern Virginia	$19.83	$20.02	(0.9%)	$20.02	$20.50	(2.3%)
South Florida	$11.90	$11.15	6.7%	$11.78	$11.25	4.7%
Suburban Maryland (1)	$20.49	$21.21	(3.4%)	$20.60	$21.47	(4.1%)
Seattle	$13.56	$12.84	5.6%	$13.35	$12.57	6.2%
Total Same Park	$15.74	$15.05	4.6%	$15.72	$15.05	4.5%

____________________________

(1)Approximately 1.3 million square feet of flex and office business parks located in Rockville and Silver Spring, Maryland, have been classified as held for sale as of September 30, 2019. As such, these parks have been removed from Same Park results for the three and nine months ended September 30, 2019 and 2018.

As noted above, our past revenue growth has come from contractual annual rent increases, as well as re-leasing of space at rates above outgoing rental rates. We believe the percentage difference between outgoing billed rent inclusive of estimated expense recoveries and incoming billed rent inclusive of estimated expense recoveries for leases executed (the “Cash Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following tables summarize the Cash Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park facilities, on a regional basis, for the three and nine months ended September 30, 2019 (square feet in thousands):

	For the Three Months Ended September 30, 2019
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	490	79.4%	$2.09	18.3%
Southern California	285	67.3%	$1.80	5.8%
Dallas	216	58.3%	$5.74	5.9%
Austin	110	70.2%	$4.30	8.1%
Northern Virginia	335	72.1%	$9.63	(8.8%)
South Florida	217	66.7%	$1.18	13.2%
Suburban Maryland	70	89.4%	$4.23	(0.5%)
Seattle	188	91.3%	$1.04	16.3%
Total	1,911	73.5%	$3.78	6.5%

	For the Nine Months Ended September 30, 2019
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	1,217	63.3%	$2.05	18.9%
Southern California	905	68.1%	$1.84	8.5%
Dallas	650	63.0%	$5.51	7.3%
Austin	268	69.9%	$4.36	7.0%
Northern Virginia	844	75.0%	$7.66	(3.7%)
South Florida	664	49.9%	$1.86	13.4%
Suburban Maryland	144	66.0%	$8.09	(3.8%)
Seattle	340	78.4%	$0.99	16.8%
Total	5,032	65.9%	$3.60	8.6%

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

During the first nine months of 2019 and 2018, most markets, with the exception of Northern Virginia and Suburban Maryland, continued to reflect favorable conditions allowing for stable occupancy as well as increasing cash rental rates. In Northern Virginia and Suburban Maryland, cash rental rates on executed leases declined 3.7% and 3.8%, respectively, for the nine months ended September 30, 2019, reflecting continued soft market conditions that have persisted for several years due to, among other factors, federal government downsizing. To the extent that such trends continue in these markets, which comprised 25.3% of our Same Park rental income for the nine months ended September 30, 2019 and 18.8% of square feet expiring through December 31, 2020, we may continue to face reduced rental income in these markets.

Non-Same Park facilities: The table below reflects the assets comprising our Non-Same Park facilities (in thousands):

			Purchase	Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Price	Feet	Acquisition	September 30, 2019
Hathaway Industrial Park	September, 2019	Santa Fe Springs, CA	$104,330	543	100.0%	100.0%
Walnut Avenue Business Park	April, 2019	Signal Hill, CA	13,824	74	98.4%	98.3%
Northern Virginia and Fullerton	June, 2018	Lorton and Springfield,
Road Industrial Parks		VA	143,766	1,057	76.1%	89.4%
Total			$261,920	1,674	84.8%	93.3%

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

Multifamily: As of September 30, 2019, we have a 95.0% interest in Highgate, a 395-unit apartment complex. On January 1, 2018, we began to consolidate our joint venture due to changes to the joint venture agreement that gave the Company control of the joint venture.

During the three months ended September 30, 2019, Highgate generated $1.5 million of NOI, consisting of $2.5 million in rental income and $1.0 million in adjusted cost of operations compared to $852,000 of NOI, consisting of $1.9 million in rental income and $1.0 million in adjusted cost of operations for the same period in 2018. During the nine months ended September 30, 2019, Highgate generated $4.4 million of NOI, consisting of $7.5 million in rental income and $3.1 million in adjusted cost of operations compared to $2.0 million of NOI, consisting of $5.1 million in rental income and $3.0 million in adjusted cost of operations for the same period in 2018. Weighted average occupancy was 95.6% and 95.3% for the three and nine months ended September 30, 2019, respectively, compared to 87.8% and 73.1% for the three and nine months ended September 30, 2018, respectively.

The following table summarizes Highgate’s project timeline and certain statistics as of September 30, 2019:

		Schedule		As of September 30, 2019
Apartment Units	Total Costs (1) (in thousands)	Construction Start	Initial Occupancy	Physical Occupancy	Average Rent per Unit (2)
395	$115,426	Q3 2015	Q2 2017	94.7%	$2,119

____________________________

(1)The project cost for Highgate includes the underlying land at the assigned contribution value upon formation of the joint venture.

(2)Average rent per unit is defined as the total potential monthly rental revenue (actual rent for occupied apartment units plus market rent for vacant apartment units) divided by the total number of rentable apartment units.

Assets sold or held for sale: These amounts include historical operating results with respect to properties that we sold or are held for sale. Amounts for the three and nine months ended September 30, 2019 reflect the operating results related to 1.3 million square feet of flex and office assets held for sale as of September 30, 2019; amounts for the three and nine months ended September 30, 2018 reflect the operating results related to 1.3 million square feet of flex and office assets held for sale as of September 30, 2019 as well as operating results related to 899,000 square feet of assets sold in 2018.

Depreciation and Amortization Expense: Depreciation and amortization expense was $26.2 million and $75.9 million for the three and nine months ended September 30, 2019, respectively, compared to $25.2 million and $73.5 million for the same periods in 2018, respectively. The three and nine month increases in depreciation and amortization expense were primarily due to depreciation expense related to the building held for development combined with depreciation and amortization expense from the Non-Same Park facilities.

General and Administrative Expense: General and administrative expense primarily represents executive and other compensation, audit and tax fees, legal expenses and costs associated with being a public company. For the three and nine months ended September 30, 2019, general and administrative expense increased $1.2 million, or 40.6%, and $1.6 million, or 18.1%, respectively, compared to the same periods in 2018. The three and nine month increases were primarily due to an increase in stock compensation expense tied to a modification of the Director Plan during the third quarter of 2019 as well as an increase in compensation costs relating to the chief financial officer who started during the latter half of 2018.

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

Subsequent to September 30, 2019, we sold 1.3 million rentable square feet of flex and office business parks located in Rockville and Silver Spring, Maryland, for a gross sales price of $148.8 million. We expect to record a gain on the sale of real estate facilities in connection with the sale.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

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

In order to maintain access to capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense, capitalized interest and preferred distributions paid to preferred shareholders. For the nine months ended September 30, 2019, the ratio to FFO to combined fixed charges and preferred distributions paid was 5.6 to 1.0.

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

As of September 30, 2019, we had $6.7 million in unrestricted cash. In the last five years, we have retained approximately $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less shareholder and unit holder distributions and capital expenditures.

Required Debt Repayment: As of September 30, 2019, we have $50.0 million outstanding on our Credit Facility. Subsequent to September 30, 2019, the Company repaid the Credit Facility in full. We are in compliance with all of the covenants and other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements generally are related to property renovations and expenditures related to repositioning asset acquisitions. The following table sets forth our commercial capital expenditures paid for in the nine months ended September 30, 2019 and 2018, respectively, on an aggregate and per square foot basis:

	For the Nine Months Ended September 30,
	2019	2018	2019	2018
Commercial Real Estate	(in thousands)		(per square foot)
Recurring capital expenditures
Capital improvements (1)	$6,316	$7,003	$0.22	$0.25
Tenant improvements	11,898	12,411	0.42	0.45
Lease commissions	6,027	6,277	0.21	0.23
Total commercial recurring capital expenditures	24,241	25,691	0.85	0.93
Nonrecurring capital improvements	2,011	113	0.07	—
Total commercial capital expenditures (1)	$26,252	$25,804	$0.92	$0.93

____________________________

(1)Excludes $20,000 and $13,000 of recurring capital improvements on our multifamily asset in 2019 and 2018, respectively.

The following table summarizes Same Park, Non-Same Park, multifamily and assets sold or held for sale recurring capital expenditures paid and the related percentage of NOI by region for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30,
				Recurring
	Recurring			Capital Expenditures
	Capital Expenditures			as a Percentage of NOI
	2019	2018	Change	2019	2018
Region
Same Park
Northern California	$3,164	$2,281	38.7%	5.2%	4.0%
Southern California	2,788	2,238	24.6%	9.2%	7.6%
Dallas	3,211	3,860	(16.8%)	19.3%	26.5%
Austin	2,470	1,433	72.4%	16.9%	9.9%
Northern Virginia	6,456	7,082	(8.8%)	17.7%	19.3%
South Florida	1,833	2,622	(30.1%)	7.7%	11.3%
Suburban Maryland	1,314	1,901	(30.9%)	11.5%	17.5%
Seattle	458	648	(29.3%)	4.5%	6.8%
Total Same Park	21,694	22,065	(1.7%)	10.6%	11.2%
Non-Same Park
Southern California	26	—	100.0%	—	—
Northern Virginia	1,743	223	681.6%	—	—
Total Non-Same Park	1,769	223	693.3%	—	—
Assets sold or held for sale	778	3,403	(77.1%)	—	—
Total commercial recurring
capital expenditures	24,241	25,691	(5.6%)	—	—
Multifamily	20	13	53.8%	—	—
Total	$24,261	$25,704	(5.6%)	—	—

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

At September 30, 2019, our 5.75% Series U preferred shares, with a par value of $230.0 million, and our 5.70% Series V preferred shares, with a par value of $110.0 million, were redeemable at par. Redemption of such preferred shares will depend upon many factors, including our cost of capital. None of our preferred securities are redeemable at the option of the holders.

Acquisitions of real estate facilities: On September 5, 2019, we acquired a multi-tenant industrial park comprised of approximately 543,000 rentable square feet in Santa Fe Springs, California, for a total purchase price of $104.3 million, inclusive of capitalized transaction costs. On April 18, 2019, we acquired a multi-tenant industrial park comprised of approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million, inclusive of capitalized transaction costs. On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a purchase price of $143.8 million, inclusive of capitalized transaction costs. We continue to seek to acquire additional real estate facilities; however, there is significant competition to acquire existing facilities and there can be no assurance as to the volume of future acquisition activity.

Sale of real estate: Subsequent to September 30, 2019, we sold 1.3 million rentable square feet of flex and office business parks located in Rockville and Silver Spring, Maryland, that was held for sale as of September 30, 2019, for a gross sales price of $148.8 million. During the nine months ended September 30, 2018, we sold real estate facilities for net sale proceeds of $126.8 million, which resulted in a gain of $85.3 million.

Development of real estate facilities: As noted above, we have a 123,000 square foot vacant building located within The Mile that we are seeking to develop into a multifamily property. There can be no assurance as to the timing or amount of any investment that may occur; however, we do not expect to incur any significant development costs on this potential project any earlier than mid-2020.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the nine months ended September 30, 2019 or the year ended December 31, 2018. As of September 30, 2019, management has the authorization to repurchase an additional 1,614,721 shares.

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

We paid REIT qualifying distributions of $125.2 million ($38.9 million to preferred shareholders and $86.3 million to common shareholders) during the nine months ended September 30, 2019.

We estimate the annual distribution requirements with respect to our preferred shares outstanding at September 30, 2019 to be $51.8 million per year.

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

For the three and nine months ended September 30, 2019 and 2018, Core FFO was equal to FFO as the Company did not incur any preferred share redemption charges or any nonrecurring income or expenses in either period.

We believe FFO and Core FFO assist investors in analyzing and comparing the operating and financial performance of a company’s real estate between periods. FFO and Core FFO are not substitutes for GAAP net income. In addition, other REITs may compute Core FFO differently, which could inhibit comparability.

The following table reconciles from net income allocable to common shareholders to FFO and Core FFO and net income per share to FFO per share (amounts in thousands, except per share data):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Net income allocable to common shareholders	$26,312	$25,131	$81,212	$141,400
Adjustments
Gain on sale of real estate facilities	—	—	—	(85,283)
Depreciation and amortization expense	26,220	25,207	75,863	73,505
Net income allocated to noncontrolling interests	7,020	6,514	21,670	36,814
Net income allocated to restricted stock unit holders	219	239	699	1,592
FFO (income) loss allocated to JV partner	(39)	(3)	(105)	8
FFO allocable to common and dilutive shares	$59,732	$57,088	$179,339	$168,036

Core FFO allocable to common and dilutive shares	$59,732	$57,088	$179,339	$168,036

Weighted average outstanding
Common shares	27,432	27,339	27,411	27,310
Common operating partnership units	7,305	7,305	7,305	7,305
Restricted stock units	113	163	126	183
Common share equivalents	111	103	101	102
Total common and dilutive shares	34,961	34,910	34,943	34,900

Reconciliation of Earnings per Share to FFO per Share
Net income per common share—diluted	$0.96	$0.92	$2.95	$5.16
Gain on sale of real estate facilities	—	—	—	(2.45)
Depreciation and amortization expense	0.75	0.72	2.18	2.10
FFO per share	$1.71	$1.64	$5.13	$4.81

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations: We paid $38.9 million in distributions to our preferred shareholders for the nine months ended September 30, 2019 and expect to continue to pay quarterly distributions in the same amount for the foreseeable future or until such time as there is a change in the amount or composition of our series of preferred equity outstanding. Dividends on preferred equity are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of September 30, 2019 and their impact on our cash flows and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Credit Facility (principal and interest)	$50,046	$50,046	$—	$—	$—
Transaction costs (1)	10,277	10,277	—	—	—
Ground lease obligations (2)	2,040	75	594	397	974
Total	$62,363	$60,398	$594	$397	$974

____________________________

(1)Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.

(2)Represents future contractual payments on land under various operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. As a result, the Company’s debt as a percentage of total equity (based on book values) was 2.5% as of September 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2019, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2019, there were no shares of the Company’s common stock repurchased. As of September 30, 2019, 1,614,721 shares remain available for purchase under the program.

See Note 10 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits Number	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Filed herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 22, 2019

PS BUSINESS PARKS, INC.

BY:	/s/ Jeffrey D. Hedges
Jeffrey D. Hedges
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)