Form 10-K
period 2019-12-31
PS BUSINESS PARKS INC/CA
filed 2020-02-19
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019.
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

818-244-8080

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	PSB	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cum Pref Stock, Series W, $0.01 par value	PSBPrW	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.250% Cum Pref Stock, Series X, $0.01 par value	PSBPrX	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cum Pref Stock, Series Y, $0.01 par value	PSBPrY	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.875% Cum Pref Stock, Series Z, $0.01 par value	PSBPrZ	New York Stock Exchange

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,365,181,255 based on the closing price as reported on that date.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 17, 2020 (the latest practicable date): 27,441,071.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to (i) changes in general economic and business conditions; (ii) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (iii) tenant defaults; (iv) the effect of the recent credit and financial market conditions; (v) our failure to maintain our status as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”); (vi) the economic health of our customers; (vii) increases in operating costs; (viii) casualties to our properties not covered by insurance; (ix) the availability and cost of capital; (x) increases in interest rates and its effect on our stock price; (xi) security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships; and (xii) other factors discussed under the heading Item 1A, “Risk Factors.” In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

The Company

PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. Substantially all of PSB’s assets are held, and its business is conducted, through PS Business Parks, L.P. (the “OP”), a California limited partnership. PSB has full, exclusive, and complete control of the OP as the sole general partner and, as of December 31, 2019, owned 79.0% of the common partnership units, with Public Storage (“PS”) owning the remainder. PS also owns 7.2 million common shares and assuming issuance of PSB common stock upon redemption of the common partnership units held by PS, PS would own 41.6% (or 14.5 million shares) of the outstanding shares of the Company’s common stock.

Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the OP and our consolidated joint venture.

As of December 31, 2019, we owned and operated 27.6 million rentable square feet of commercial space, comprising 97 business parks, in California, Texas, Virginia, Florida, Maryland and Washington. The Company focuses on owning concentrated business parks which provide the Company with the greatest flexibility to meet the needs of its customers. Along with the commercial space, we also have a 95.0% interest in a 395-unit apartment complex. The Company also manages 438,000 rentable square feet on behalf of PS.

History of the Company: The Company was formed in 1990 as a California corporation. Through a series of transactions between January, 1997 and March, 1998, the Company was renamed “PS Business Parks, Inc.” and became a publicly held, fully integrated, self-advised and self-managed REIT having interests in commercial real estate held through our OP.

Principal Business Activities

We are in the commercial property business, with 97 business parks consisting of multi-tenant industrial, flex and office space. The Company owns 18.1 million square feet of industrial space that has characteristics similar to the warehouse component of the flex space as well as ample dock access. We own 6.2 million square feet of flex space, representing industrial buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. In addition, the Company owns 3.2 million square feet of low-rise office space, generally either in business parks that combine office and flex space or in submarkets where the market demand is more office focused.

We generally seek to own and operate multi-tenant buildings in multi-building business parks which accommodate various businesses and uses. Our business parks average 14 buildings and 800,000 rentable square feet per park, located on parcels of various sizes, ranging from one to 49 buildings and 12,000 to 3.5 million square feet of rentable space. Parking is generally open but in some instances is covered. The ratio of parking spaces to rentable square feet generally ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses.

The customer base for our facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 36.8% of in-place rents from the portfolio are derived from facilities that generally serve small to medium-sized businesses. A property in this facility type is typically divided into units under 5,000 square feet and leases generally range from one to three years. The remaining 63.2% of in-place rents from the portfolio are generally derived from facilities that serve larger businesses, with units 5,000 square feet and larger. The Company also has several customers that lease space in multiple buildings and locations. As of December 31, 2019, the U.S. Government is the largest customer with multiple leases encompassing approximately 521,000 square feet and 3.1% of the Company’s annualized rental income.

We operate in six states and we may expand our operations to other states or reduce the number of states in which we operate. However, we have no current plans to expand into additional markets or exit existing markets. Properties are acquired for both income and capital appreciation potential; we place no limitation on the amount that can be invested in any specific property.

The Company owns approximately 14.0 acres and 6.4 acres of land in Dallas and Northern Virginia, respectively, which are reflected on our consolidated balance sheets as land and building held for development. The Company will seek to develop these parcels and possibly seek redevelopment of other assets in the future.

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

Recent Company Developments

Acquisition of Real Estate Facilities: Subsequent to December 31, 2019, we acquired a multi-tenant industrial park comprised of approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs. The park consists of five buildings and was 100.0% occupied at acquisition with suites ranging from 1,200 to 3,000 square feet.

On December 20, 2019, we acquired a multi-tenant flex park comprised of approximately 79,000 rentable square feet in Santa Clara, California, for a total purchase price of $16.8 million, inclusive of capitalized transaction costs. The park consists of nine buildings and was 95.6% occupied at acquisition with suites ranging from 200 to 3,500 square feet.

On September 5, 2019, we acquired a multi-tenant industrial park comprised of approximately 543,000 rentable square feet in Santa Fe Springs, California, for a total purchase price of $104.3 million, inclusive of capitalized transaction costs. The park consists of ten buildings and was 100.0% occupied at acquisition with suites ranging from 5,000 to 288,000 square feet.

On April 18, 2019, we acquired a multi-tenant industrial park comprised of approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million, inclusive of capitalized transaction costs. The park consists of eight buildings and was 98.4% occupied at acquisition with suites ranging from 1,200 to 8,000 square feet. The eight buildings are located in the Signal Hill industrial submarket where we already own five industrial parks totaling 268,000 square feet.

Development of Multifamily Real Estate: In 2019, we successfully rezoned our 628,000 square foot office park known as The Mile in Tysons, Virginia. The rezoning will allow us to develop, at our election, up to 3,000 additional multifamily units and approximately 500,000 square feet of other commercial uses. We leveraged the expertise of a well-regarded local developer and operator of multifamily real estate to develop our first multifamily development at The Mile which completed in 2017, a 395-unit multifamily property known as Highgate. We are currently seeking to demolish a 123,000 square foot vacant office building in order to construct our second multifamily property, for which we will likely enter into a similar joint venture with the same well-regarded local developer. There could be several phases of the development at The Mile beyond that, but the scope, timing and construction of all future phases of development of The Mile are subject to a variety of contingencies, including site plan approvals and building permits. See “Objectives and Strategies” below for further information regarding our development and redevelopment activities.

Sales of Real Estate Facilities: On October 8, 2019, we sold three business parks located in Montgomery County, Maryland: Metro Park North, Meadow Business Park and WesTech Business Park. The parks, consisting of 28 buildings totaling approximately 1.3 million rentable square feet, sold for net sale proceeds of $144.6 million, which resulted in a gain of $16.6 million.

Also subsequent to December 31, 2019, the Company completed the sale of a single-tenant building totaling 113,000 square feet in Montgomery County, Maryland, for a gross sales price of $30.0 million. The building had been marketed previously as part of a broader portfolio of suburban Maryland office properties sold in 2019, but was excluded from the 1.3 million square foot sale which closed October 8, 2019 and as such was the Company’s only remaining office asset at Metro Park North.

Tax and Corporate Structure

For all periods presented herein, we have elected REIT status under the Code. As a REIT, we generally do not incur federal income tax if we distribute substantially all of our “REIT taxable income” (generally, net rents and gains from real property, dividends, and interest) each year, and if we meet certain organizational and operational requirements. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the “REIT taxable income” that is distributed to our shareholders. We believe we have met these requirements in all periods presented herein, and we expect to continue to elect and qualify as a REIT.

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

We are the sole general partner of the OP, which has equity in the form of common partnership units and preferred partnership units that are identical as to terms, coupon rates, and liquidation amounts as our preferred shares outstanding. As of December 31, 2019, we owned 79.0% of the common partnership units of the OP and 100% of the preferred partnership units. The remainder of the common partnership units are owned by PS. The common units owned by PS may be redeemed, subject to certain limitations, for shares of our common stock on a one-for-one basis or, at our option, an equivalent value in cash.

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

Services Provided to and by PS

We manage industrial, office, and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee revenue derived from the PS Management Agreement totaled $287,000, $407,000 and $506,000 for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in “interest and other income” on our consolidated statements of income

PS also provides property management services for the self-storage component of two assets owned by the Company. Management fee expenses under the contract were $98,000, $96,000 and $92,000 for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included under “cost of operations” on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $1.2 million, $1.2 million and $1.3 million, respectively, in the years ended December 31, 2019, 2018 and 2017 for costs paid on our behalf, while PS reimbursed us $39,000, $38,000 and $31,000 for costs we incurred on their behalf for the years ended December 31, 2019, 2018 and 2017, respectively.

Management

Maria R. Hawthorne, President and Chief Executive Officer of the Company, leads the Company’s senior management team. The Company’s senior management includes: John W. Petersen, Executive Vice President and Chief Operating Officer; Jeffrey D. Hedges, Executive Vice President and Chief Financial Officer; Trenton A. Groves, Senior Vice President and Chief Accounting Officer; Coby A. Holley, Vice President, Investments; Christopher M. Auth, Vice President (Washington Metro Division); Stuart H. Hutchison, Vice President (Southern California and Pacific Northwest Divisions); Richard E. Scott, Vice President (Northern California Division); David A. Vicars, Vice President (Texas Division); Rich Guertin, Vice President (Florida Division); and Eugene Uhlman, Vice President, Construction Management.

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

We believe we possess several distinguishing characteristics and strategies, some of which are described below under “Objectives and Strategies,” that enable us to compete effectively. In addition, we believe our personnel are among the most experienced in our real estate markets. The Company’s facilities are part of a comprehensive system encompassing standardized procedures and integrated reporting and information networks.

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

Standard build outs and finishes: We generally seek to configure our rentable space with standard buildouts and finishes that meet the needs of a wide variety of tenants, minimizing the need for specialized and costly tenant improvements and enabling space to be “move-in ready” quickly upon vacancy. We believe this makes our space more attractive to potential tenants, allows tenants to move in more quickly and seamlessly, and reduces the cost of capital improvements, relative to real estate operators that offer specialized finishes or build outs. Also, such flexibility facilitates our ability to offer diverse sizes and configurations to meet potential customer’s needs, as well as to change space sizes for existing customers when their needs change.

Large, Diverse Parks: Our business parks are generally concentrated in large complexes of diverse buildings, with a variety of available space sizes and configurations that we can offer to tenants. We believe that this allows us to attract a greater number of potential tenants to our parks and minimizes the loss of existing customers when their space requirements change.

Smaller tenants and diverse tenant base with shorter-term leases: By concentrating on smaller spaces, we seek to reach a large number of smaller tenants in the market. We believe this focus gives us a competitive edge as most institutional owners focus on large users. Small users perceive more incremental value from the level of customer service that we offer. We also believe having smaller tenants improves our diversity of tenants across industries, which improves the stability of our cash flows. In addition, our lease term tends to be shorter, generally an average of three and a half years, which we believe allows us to more quickly capture increases in market rents in our high-growth markets. At December 31, 2019, our average suite size was approximately 5,000 rentable square feet, and no individual customer, other than the U.S. Government, represents more than 1% of our annualized rental income.

Decentralized operating strategy: Our local market management is empowered, within a prescribed decision and metrics framework, to make many leasing rate, capital, and lease term decisions in a manner which we believe maximizes the return on investment on leasing transactions. We believe this decentralized approach allows us to be more nimble and efficient in our decision making, and more effectively price and market our space, relative to a more centralized approach.

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

In addition, we seek to expand through acquisitions or development activities that generate attractive returns on invested capital, as follows:

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

Redevelop existing real estate facilities: Certain of our existing business parks were developed in or near areas that have been undergoing gentrification and an influx of residential development, and, as a result, certain buildings in our business parks may have higher and better uses as residential space. While residential space is generally not a core asset class for us, we will seek to identify potential candidates for redevelopment in our portfolio, and plan to leverage the expertise and scale of existing operators and developers should we pursue redevelopment of any of our properties. For example, at The Mile in Tysons, Virginia, we demolished an existing building and developed Highgate, a 395-unit apartment building, with a joint venture partner. We also have successfully rezoned our 628,000 square foot office park located within The Mile and are able to pursue the development of additional multifamily and mixed use projects. There can be no assurance as to the level of conversion opportunities throughout our portfolio in the future.

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

Preferred Equity: We view preferred equity as an important source of capital over the long term, because it reduces interest rate and refinancing risks as the dividend rate is fixed and there are no refinancing requirements. In addition, the consequences of defaulting on required preferred distributions are less severe than with debt. However, rates and market conditions for the issuance of preferred securities can be volatile or inefficient from time to time. The preferred shareholders may elect two additional directors if six quarterly distributions go unpaid, whether or not consecutive. As of December 31, 2019, we have $944.8 million in preferred securities outstanding with an average coupon rate of 5.10%.

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

Credit Facility: We have a $250.0 million unsecured revolving line of credit (the “Credit Facility”), which we use as necessary as temporary financing, along with short-term bank loans, until we are able to raise longer-term capital. As of December 31, 2019, there were no borrowings outstanding on our Credit Facility and we had no short-term bank loans.

Investments in Real Estate Facilities

As of December 31, 2019, the Company owned and operated 27.6 million rentable square feet comprised of 97 business parks in six states compared to 28.2 million rentable square feet comprised of 96 business parks in six states as of December 31, 2018. The Company also held a 95.0% interest in a 395-unit multifamily apartment complex as of December 31, 2019 and 2018.

Restrictions on Transactions with Affiliates

The Company’s Restated Bylaws provide that the Company may engage in transactions with affiliates provided that a purchase or sale transaction with an affiliate is (i) approved by a majority of the Company’s independent directors and (ii) fair to the Company based on an independent appraisal or fairness opinion.

Employees

As of December 31, 2019, the Company employed 155 individuals, comprised primarily of personnel engaged in property operations.

Insurance

The Company believes that its properties are adequately insured. Facilities operated by the Company have historically been covered by comprehensive insurance, including fire, earthquake, wind damage and liability coverage from nationally recognized carriers, subject to customary deductibles.

Environmental Matters

Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of material into the environment, has not had any material effect upon the capital expenditures, earnings or competitive position of the Company.

Substantially all of the Company’s properties have received Phase I environmental reviews. Such reviews have not revealed, and management is not aware of, any probable or reasonably possible environmental costs that management believes would have a material adverse effect on the Company’s business, assets or results of operations, nor is the Company aware of any potentially material environmental liability. See Item 1A, “Risk Factors” for additional information.

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

Since our business consists primarily of acquiring and operating real estate, we are subject to risks related to the ownership and operation of real estate that can adversely impact our business and financial condition. Certain significant costs, such as mortgage payments, real estate taxes, insurance and maintenance, generally are not reduced even when a property’s rental income is reduced. In addition, environmental and tax laws, interest rate levels, the availability of financing and other factors may affect real estate values and property income. Furthermore, the supply of commercial space fluctuates with market conditions.

Since we derive substantially all our income from real estate operations, we are subject to the following general risks of acquiring and owning real estate related assets that could result in reduced revenues, increased expenses, increased capital expenditures, or increased borrowings, which could negatively impact our operating results, cash flow available for distribution or reinvestment and our stock price:

•changes in the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for commercial real estate space and changes in market rental rates;

•how prospective tenants perceive the attractiveness, convenience and safety of our properties;

•difficulties in consummating and financing acquisitions and developments on advantageous terms and the failure of acquisitions and developments to perform as expected;

•our ability to provide adequate management, maintenance and insurance;

•natural disasters, such as earthquakes, fires, hurricanes and floods, which could exceed the aggregate limits of our insurance coverage;

•the consequences of changes in climate, including severe weather events, and the steps taken to prevent climate change, could result in increased capital expenditures and expenses

•the expense of periodically renovating, repairing and re-letting spaces;

•the impact of environmental protection laws;

•compliance with federal, state and local laws and regulations;

•increasing operating and maintenance costs, including property taxes, insurance and utilities, if these increased costs cannot be passed through to customers;

•the result of a potential November 2020 California statewide ballot initiative (or similar legislative or regulatory actions) that could remove the property tax protections of Proposition 13 with respect to our California real estate and result in substantial increases in our California property tax bills;

•adverse changes in tax, real estate and zoning laws and regulations;

•increasing competition from other commercial properties in our market;

•tenant defaults and bankruptcies;

•tenants’ right to sublease space; and

•concentration of properties leased to non-rated private companies with uncertain financial strength.

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

We may encounter significant delays and expense in re-letting vacant space, or we may not be able to re-let space at existing rates, in each case resulting in losses of income: When leases expire, we may incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide customers with the right to terminate early if they pay a fee. As of December 31, 2019, excluding the asset sold in January, 2020, 2,074 leases, representing 6.5 million, or 24.9%, of the leased square footage of our total portfolio, or 22.7% of annualized rental income, are scheduled to expire in 2020. While we have estimated our cost of renewing leases that expire in 2020, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, our operating results, cash available for distribution or reinvestment and stock price could be negatively impacted.

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

Natural disasters or terrorist attacks could cause damage to our facilities that is not covered by insurance, and could increase costs, reduce revenues, and otherwise impair our operating results: While we maintain insurance coverage for the losses caused by earthquakes, fire or hurricanes, we could suffer uninsured losses or losses in excess of our insurance policy limits for such occurrences. Approximately 40.7% of our properties are located in California and are generally in areas that are subject to risks of earthquake-related damage. In the event of an earthquake, fire, hurricane or other natural disaster, we would remain liable on any mortgage debt or other unsatisfied obligations related to that property. In addition, we may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be available or cost-effective. Significant natural disasters, terrorist attacks, threats of future terrorist attacks, or resulting wider armed conflict could have negative impacts on the U.S. economy, reducing demand for our rental space and impairing our operating results, even if our specific losses were covered. This could negatively affect our operating results, cash available for distribution or reinvestment and stock price.

Consequences of climate change, including severe weather events, and the steps taken to prevent climate change, could result in increased capital expenditures, expenses, and reduced revenues: Direct and indirect impacts of climate change, such as increased destructive weather events, fires, reduced lifespans and population reduction, reduced natural habitats, water, food, arable land, and other resources, as well as resulting armed conflicts, could increase our costs. Governmental, political, and societal pressure could (i) require costly changes to future newly developed facilities, or require retrofitting of our existing facilities, to reduce carbon emissions through multiple avenues including changes to insulation, space configuration, lighting, heating, and air conditioning, and (ii) increase energy costs as a result of switching to less carbon-intensive, but more expensive, sources of energy to operate our facilities.

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

Operating costs, including property taxes, could increase: We could be subject to increases in insurance premiums, property and other taxes, repair and maintenance costs, payroll, utility costs, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases, weather, changes to governmental safety and real estate use limitations, as well as other governmental actions. Our property tax expense, which totaled $45.9 million during the year ended December 31, 2019, generally depends upon the assessed value of our real estate facilities as determined by assessors and government agencies, and accordingly could be subject to substantial increases if such agencies changed their valuation approaches or opinions or if new laws are enacted, especially if new approaches are adopted or laws are enacted that result in increased property tax assessments in states or municipalities where we have a high concentration of facilities.

We have exposure to increased property tax in California: Approximately $126.3 million of our 2019 net operating income is from our properties in California, and we incurred approximately $15.1 million in related property tax expense. Due to the impact of Proposition 13, which generally limits increases in assessed values to 2% per year, the assessed value and resulting property tax we pay is significantly less than it would be if the properties were assessed at current values. From time to time proposals have been made to reduce the beneficial impact of Proposition 13, particularly with respect to commercial and industrial (non-residential) real estate. In late 2018, an initiative qualified for California’s November 2020 statewide ballot that would create a “split roll,” generally making Proposition 13’s protections only applicable to residential real estate. We cannot predict whether the initiative will actually be on the ballot in 2020, or what the prospects for passage might be, or whether other changes to Proposition 13 may be proposed or adopted. If the initiative or a similar proposal were to be adopted, it would end the beneficial effect of Proposition 13 for our properties, and our property tax expense could increase substantially, adversely affecting our cash flow from operations and net income.

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

Our development of real estate can subject us to certain risks: As of December 31, 2019, we have a 95% interest in a 395-unit multifamily apartment complex with an aggregate cost of $115.4 million, including the fair value of the land. We also have successfully rezoned our 628,000 square foot office park within The Mile and are able to pursue the development of additional multifamily and mixed use projects. We are also considering the potential redevelopment of other facilities in our portfolio. Development or redevelopment of facilities are subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, failures of our development partners, financing risks, and the possible inability to meet expected occupancy and rent levels. In addition, we do not have experience in multifamily development and are relying to some degree on the experience of our joint venture partner. As a result of these risks, our development projects may be worth less or may generate less revenue than we believed at the time of development. Any of the foregoing risks could negatively impact our operating results, cash flow available for distribution or reinvestment and our stock price. In addition, we may be unable to successfully integrate and effectively manage the properties we develop, which could adversely affect our results of operations.

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

PS has significant influence over us.

As of December 31, 2019, PS owned 7.2 million shares of the Company’s common stock and 7.3 million common units of the OP (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.6% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at December 31, 2019. In addition, the PS Business Parks name and logo are owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice. Ronald L. Havner, Jr., the Company’s chairman, is also Chairman of Trustees of PS. Joseph D. Russell, Jr. is a director and former Chief Executive Officer of the Company and also President and Chief Executive Officer of PS. Gary E. Pruitt, an independent director of the Company, is also a trustee of PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the OP. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over or acquire our Company without PS’s approval, even if favorable to our public shareholders.

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

The California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020. The CCPA requires, among other things, companies that collect personal information about California residents to make new disclosures to those residents about their data collection, use and sharing practices, allows residents to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. However, regulations from the California Attorney General have not been finalized, and it is expected that additional amendments to the CCPA will be introduced in 2020. It therefore remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. While we believe we have developed processes to comply with CCPA requirements, a regulatory agency may not agree with certain of our implementation decisions, which could subject us to litigation, regulatory actions or changes to our business practices that could increase costs or reduce revenues. Other states have also considered or are considering privacy laws similar to the CCPA. Similar laws may be implemented in other jurisdictions that we do business in and in ways that may be more restrictive than the CCPA, increasing the cost of compliance, as well as the risk of noncompliance, on our business.

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

Holders of our preferred shares have preference rights over our common shareholders with respect to liquidation and distributions, which gives them some assurance of continued payment of their stated dividend rate, and receipt of their principal upon liquidation of the Company or redemption of their securities. However, holders of our preferred shares should consider the following risks:

•The Company has in the past, and could in the future, issue or assume additional debt. Preferred shareholders would be subordinated to the interest and principal payments of such debt, which would increase the risk that there would not be sufficient funds to pay distributions or liquidation amounts to the preferred shareholders.

•The Company has in the past, and could in the future, issue additional preferred shares that, while pari passu to the existing preferred shares, increases the risk that there would not be sufficient funds to pay distributions to the preferred shareholders.

•While the Company has no plans to do so, if the Company were to lose its REIT status or no longer elect REIT status, it would no longer be required to distribute its taxable income to maintain REIT status. If, in such a circumstance, the Company ceased paying dividends, unpaid distributions to the preferred shareholders would continue to accumulate. While the preferred shareholders would have the ability to elect two additional members to serve on our Board until the arrearage was cured. The preferred shareholders would not receive any compensation (such as interest) for the delay in the receipt of distributions, and it is possible that the arrearage could accumulate indefinitely.

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

In the ordinary course of our business we acquire and store sensitive data, including personally identifiable information of our prospective and current customers and our employees. The secure processing and maintenance of this information is critical to our operations and business strategy. Although we believe we have taken commercially reasonable steps to protect the security of our confidential information, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. Despite our security measures, we have experienced security breaches due to cyberattacks and additional breaches could occur in the future. When we experience security breaches our information technology and infrastructure is vulnerable and our or our customers’ or employees’ confidential information could be compromised or misappropriated. Any such breach could result in serious and harmful consequences for us.

Our confidential information may also be compromised due to programming or human error or malfeasance. We must continually evaluate and adapt our systems and processes to address the evolving threat landscape, and therefore there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business from multiple regulatory agencies at the local, state, federal, or international level, compliance with those requirement could also result in additional costs, or we could fail to comply with those requirements due to various reasons such as not being aware of them.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2019, we owned 97 business parks comprising of a geographically diverse portfolio of 27.6 million rentable square feet of commercial real estate which consists of 18.1 million square feet of industrial space, 6.2 million square feet of flex space and 3.2 million square feet of office space. The weighted average occupancy rate for these assets throughout 2019 was 94.2% and the realized rent per square foot was $15.71.

The following table reflects the geographical diversification of the 97 business parks owned by the Company as of December 31, 2019, the type of the rentable square footage and the weighted average occupancy rates throughout 2019 (except as set forth below, all of the properties are held in fee simple interest) (in thousands, except number of business parks):

						Weighted
	Number of					Average
	Business	Rentable Square Footage				Occupancy
Region	Parks	Industrial	Flex	Office	Total	Rate
Northern California	30	6,391	593	340	7,324	96.1%
Southern California	16	2,916	953	31	3,900	95.3%
Dallas (1)	12	1,300	1,587	—	2,887	92.4%
Austin	9	755	1,208	—	1,963	91.8%
Northern Virginia	19	1,564	1,440	1,970	4,974	92.1%
South Florida	3	3,728	126	12	3,866	95.4%
Suburban Maryland	4	394	—	751	1,145	89.3%
Seattle	3	1,092	270	28	1,390	96.2%
Total	96	18,140	6,177	3,132	27,449	94.2%
Asset held for sale	1	—	—	113	113	100.0%
Total	97	18,140	6,177	3,245	27,562	94.2%

____________________________

(1)The Company owns two properties comprised of 231,000 square feet that are subject to ground leases in Irving, Texas. These leases expire in 2029 and 2030.

Along with the 27.6 million rentable square feet of commercial space, we also have a 95.0% interest in a 395-unit apartment complex.

We currently anticipate that each of our properties will continue to be used for its current purpose, other than the one property held for development. However, we will from time to time evaluate our properties from a highest and best use perspective, and may identify higher and better uses for our real estate. We renovate our properties in connection with the re-leasing of space to customers and expect to fund the costs of such renovations generally from rental income.

Competition exists in each of the market areas in which these properties are located, and we have risks that customers could default on leases and declare bankruptcy. We believe these risks are mitigated in part through the Company’s geographic diversity and our diverse customer base.

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for portfolio information with respect to lease expirations and operating results in 2019, 2018 and 2017 by region and by type of rentable space.

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

Holders:

As of February 14, 2020, there were 277 holders of record of the common stock.

Dividends:

Holders of common stock are entitled to receive distributions when and if declared by our Board out of any funds legally available for that purpose. As a REIT, we do not incur federal income tax if we distribute substantially all of our “REIT taxable income” each year, and if we meet certain organizational and operational requirements. We believe we have met these REIT requirements in all periods presented herein, and we expect to continue to elect and qualify as a REIT.

The Board has established a distribution policy intended to maximize the retention of operating cash flow and distribute the amount required for the Company to maintain its tax status as a REIT.

Issuer Repurchases of Equity Securities:

The Board has authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended December 31, 2019, there were no shares of the Company’s common stock repurchased. As of December 31, 2019, the Company has 1,614,721 shares available for repurchase under the program. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans:

Information related to the Company’s equity compensation plan is provided in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and operating information of the Company. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in this Form 10-K.

	For The Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Rental income	$429,846	$413,516	$402,179	$386,871	$373,135

Expenses
Cost of operations	128,343	124,630	122,348	120,518	118,469
Depreciation and amortization	104,249	99,242	94,270	99,486	105,394
General and administrative	13,761	12,072	12,671	17,452	16,337
Total operating expenses	246,353	235,944	229,289	237,456	240,200

Interest and other income	4,492	1,510	942	1,233	1,130
Interest and other expense	(657)	(665)	(1,285)	(5,664)	(13,330)
Equity in loss of unconsolidated joint venture	—	—	(805)	—	—
Gain on sale of real estate facilities	16,644	93,484	1,209	—	28,235
Gain on sale of development rights	—	—	6,365	—	—
Net income	203,972	271,901	179,316	144,984	148,970
Allocation to noncontrolling interests	(29,006)	(45,199)	(24,279)	(16,955)	(18,495)
Net income allocable to PS Business Parks, Inc.	174,966	226,702	155,037	128,029	130,475
Allocation to preferred shareholders based upon
Distributions	(54,346)	(51,880)	(52,873)	(57,276)	(59,398)
Redemptions	(11,007)	—	(10,978)	(7,312)	(2,487)
Allocation to restricted stock unit holders	(910)	(1,923)	(761)	(569)	(299)
Net income allocable to common shareholders	$108,703	$172,899	$90,425	$62,872	$68,291

Per Common Share:
Cash Distributions	$4.20	$3.80	$3.40	$3.00	$2.20
Net income — basic	$3.96	$6.33	$3.32	$2.32	$2.53
Net income — diluted	$3.95	$6.31	$3.30	$2.31	$2.52
Weighted average common shares — basic	27,418	27,321	27,207	27,089	26,973
Weighted average common shares — diluted	27,526	27,422	27,412	27,179	27,051

	As Of And For The Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per square foot data)
Balance Sheet Data
Total assets	$2,046,443	$2,068,594	$2,100,159	$2,119,371	$2,186,658
Total debt	$—	$—	$—	$—	$250,000
Preferred stock called for redemption	$—	$—	$130,000	$230,000	$—
Equity
PS Business Parks, Inc.'s shareholders' equity
Preferred stock	$944,750	$959,750	$959,750	$879,750	$920,000
Common stock	$800,926	$805,612	$733,561	$733,509	$740,496
Noncontrolling interests	$216,135	$218,091	$196,625	$197,455	$200,103
Other Data
Net cash provided by operating activities	$290,595	$276,153	$271,614	$250,507	$238,839
Net cash (used in) provided by
investing activities	$(34,322)	$(36,066)	$(79,237)	$(85,008)	$3,131
Net cash used in financing activities	$(230,866)	$(317,590)	$(205,036)	$(225,782)	$(205,525)
Square footage owned at the end of period	27,562	28,186	28,028	28,072	27,969
Weighted average occupancy rate	94.2%	94.2%	93.8%	94.0%	92.8%
Revenue per occupied square foot	$15.71	$15.34	$15.30	$14.61	$14.27

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the selected financial data and the Company’s consolidated financial statements and notes thereto included in this Form 10-K.

Critical Accounting Policies and Estimates:

Our accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-K. We believe our critical accounting policies relate to income tax expense, accounting for acquired real estate facilities, accounting for customer receivable balances, including deferred rent receivable balances, impairment of long-lived assets, and accrual for uncertain and contingent liabilities, each of which are more fully discussed below.

Income Tax Expense: We have elected to be treated as a REIT, as defined in the Code. As a REIT, we do not incur federal income tax on our “REIT taxable income” that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational requirements. We believe we have met these REIT requirements for all periods presented herein. Accordingly, we have recorded no federal income tax expense related to our “REIT taxable income.”

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

Business Overview

Our overall operating results are impacted primarily by the performance of our existing real estate facilities, which at December 31, 2019 were comprised of 27.6 million rentable square feet of primarily multi-tenant industrial, flex and office properties concentrated in six states and a 95.0% interest in a 395-unit multifamily apartment complex. Our portfolio of multi-tenant commercial properties are located in markets that have experienced long-term economic growth with a particular concentration on small- and medium-size customers. Accordingly, a significant degree of management attention is paid to maximizing the cash flow from our existing real estate portfolio. Also, our strong and conservative capital structure allows us the flexibility to use debt and equity capital prudently to fund our growth, which allows us to acquire properties we believe will create long-term value. From time to time we sell properties which no longer fit the Company’s strategic objectives.

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

Subsequent to December 31, 2019, we acquired a multi-tenant industrial park comprised of approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs. The park consists of five buildings and was 100.0% occupied at acquisition with suites ranging from 1,200 to 3,000 square feet.

On December 20, 2019, we acquired a multi-tenant flex park comprised of approximately 79,000 rentable square feet in Santa Clara, California, for a total purchase price of $16.8 million, inclusive of capitalized transaction costs. The park consists of nine buildings and was 95.6% occupied at acquisition with suites ranging from 200 to 3,500 square feet.

On September 5, 2019, we acquired a multi-tenant industrial park comprised of approximately 543,000 rentable square feet in Santa Fe Springs, California, for a total purchase price of $104.3 million, inclusive of capitalized transaction costs. The park consists of ten buildings and was 100.0% occupied at acquisition with suites ranging from 5,000 to 288,000 square feet.

On April 18, 2019, we acquired a multi-tenant industrial park comprised of approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million, inclusive of capitalized transaction costs. The park consists of eight buildings and was 98.4% occupied at acquisition with suites ranging from 1,200 to 8,000 square feet. The eight buildings are located in the Signal Hill industrial submarket where we already own five industrial parks totaling 268,000 square feet.

On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a total purchase price of $143.8 million, inclusive of capitalized transaction costs. The portfolio consists of 19 buildings and was 76.1% occupied at acquisition with suites ranging from 100 to 32,000 square feet. The 19 buildings are located in the Springfield/Newington industrial submarket where we already own three industrial parks totaling 606,000 square feet.

We continue to seek to acquire additional facilities in our existing markets and generally in close proximity to our existing facilities; however, there can be no assurance that we will acquire additional facilities that meet our risk-adjusted return and underwriting requirements.

Development or Redevelopment of Real Estate Facilities: We may seek to redevelop our existing real estate. We own a large contiguous block of real estate (628,000 rentable square feet on 44.5 acres of land) located within an area known as The Mile in Tysons, Virginia. In 2015, we demolished one of our existing office buildings at The Mile and built Highgate, a 395-unit apartment complex, at a cost, including the estimated fair value of existing land, of $115.4 million.

While multifamily real estate was not a core asset class for us, we determined that multifamily real estate represented a unique opportunity and the highest and best use of that parcel. We have partnered through a joint venture with a local developer and operator of multifamily properties in order to leverage their development and operational experience. See “Analysis of Net Income – Multifamily”, “Analysis of Net Income – Equity in loss of unconsolidated joint venture” below and Notes 3 and 4 to our consolidated financial statements for more information on Highgate.

On January 1, 2018, we began to consolidate the joint venture due to changes to the joint venture agreement that gave us control of the joint venture. Prior to January 1, 2018, we accounted for our investment in the joint venture using the equity method and accordingly, reflected our share of net loss under “equity in loss of unconsolidated joint venture.”

In 2019, we successfully rezoned our 628,000 square foot office park located at The Mile in Tysons, Virginia. The rezoning will allow us to develop, at our election, up to 3,000 additional multifamily units and approximately 500,000 square feet of other commercial uses. In 2017, we completed Highgate at The Mile, a 395-unit multifamily property which is owned by a joint venture that we consolidate. We are currently seeking to demolish a 123,000 square foot vacant office building in order to construct another multifamily property on the parcel. This parcel is reflected on our consolidated balance sheets as land and building held for development. The scope and timing of the future phases of development of The Mile are subject to a variety of contingencies, including site plan approvals and building permits. We expect that commencement of the next phase of redevelopment will commence in mid-2020.

Sales of Real Estate Facilities: We may from time to time sell individual real estate facilities based on market conditions, fit with our existing portfolio, evaluation of long-term potential returns of markets or product types, or other reasons.

Subsequent to December 31, 2019, the Company completed the sale of a single-tenant building totaling 113,000 square feet in Montgomery County, Maryland, for a gross sales price of $30.0 million. The building had been marketed previously as part of a broader portfolio of suburban Maryland office properties in 2019, but was excluded from the 1.3 million square feet of flex and office business parks sale which closed October 8, 2019 and as such was the Company’s only remaining office asset at Metro Park North. The asset sold has been classified as held for sale for the year ended December 31, 2019 and all comparable periods.

On October 8, 2019, we sold three business parks located in Montgomery County, Maryland: Metro Park North, Meadow Business Park and WesTech Business Park. The parks, consisting of 28 buildings totaling approximately 1.3 million rentable square feet sold for net sale proceeds of $144.6 million, which resulted in a gain of $16.6 million.

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

The operations of these facilities are presented below under “assets sold or held for sale.”

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of December 31, 2019, excluding the asset held for sale, industry concentration that represented more than 10% of our annualized rental income comes from business services, warehouse, distribution, transportation and logistics and computer hardware software and related services. No other industry group represents more than 10% of our annualized rental income as depicted in the following table.

Percent of
Annualized
Industry	Rental Income
Business services	19.0%
Warehouse, distribution, transportation and logistics	12.5%
Computer hardware, software and related services	10.8%
Retail, food, and automotive	7.9%
Health services	7.8%
Engineering and construction	7.7%
Government	6.1%
Insurance and financial services	3.2%
Electronics	2.9%
Home furnishings	2.6%
Communications	1.9%
Aerospace/defense products and services	1.8%
Educational services	1.0%
Other	14.8%
Total	100.0%

As of December 31, 2019, excluding the asset held for sale, leases from our top 10 customers comprised 8.6% of our annualized rental income, with only one customer, the U.S. Government (3.1%), representing more than 1% as depicted in the following table (in thousands).

			Percent of
		Annualized	Annualized
Customers	Square Footage	Rental Income (1)	Rental Income
U.S. Government	521,000	$12,806	3.1%
Luminex Corporation	199,000	4,348	1.0%
Amazon Inc.	213,000	2,718	0.7%
KZ Kitchen Cabinet & Stone	191,000	2,599	0.6%
Lockheed Martin Corporation	124,000	2,554	0.6%
CentralColo, LLC	96,000	2,313	0.6%
Applied Materials, Inc.	162,000	2,313	0.6%
Carbel, LLC	207,000	2,143	0.5%
Quanta Computer Inc.	179,000	1,874	0.5%
ECS Federal, LLC	81,000	1,840	0.4%
Total	1,973,000	$35,508	8.6%

____________________________

(1)For leases expiring prior to December 31, 2020, annualized rental income represents income to be received under existing leases from January 1, 2020 through the date of expiration.

Customer credit risk: We have historically experienced a low level of write-offs of uncollectible rents, with less than 0.5% of rental income written off in any year over the last eight years. However, there can be no assurance that write-offs may not increase because there is inherent uncertainty in a customer’s ability to continue paying rent and meet its full lease obligation. As of February 17, 2020, we did not have any customers that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement, which we are not obligated to grant but will consider under certain circumstances.

Net Operating Income

We utilize net operating income (“NOI”), a measure that is not defined in accordance with U.S. generally accepted accounting principles (“GAAP”), to evaluate the operating performance of our real estate. We define NOI as rental income less adjusted cost of operations. Adjusted cost of operations represents cost of operations, excluding stock compensation, which can vary significantly period to period based upon the performance of the company.

We believe NOI assists investors in analyzing the performance of our real estate by excluding (i) corporate overhead (i.e., general and administrative expense) because it does not relate to the direct operating performance of our real estate, (ii) depreciation and amortization expense because it does not accurately reflect changes in the fair value of our real estate and (iii) stock compensation expense because this expense item can vary significantly from period to period and thus impact comparability across periods. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to performance measures calculated in accordance with GAAP.

Beginning January 1, 2019, the Company has recorded our divisional vice presidents’ compensation costs within general and administrative expense, as we determined that the nature of these individuals’ responsibilities is more consistent with corporate oversight as opposed to direct property operations. As a result of this change, we have reclassified our divisional vice presidents’ compensation costs totaling $1.9 million for the year ended December 31, 2018, consisting of $1.3 million of compensation costs and $617,000 of stock compensation expense, and compensation costs totaling $3.0 million for the year ended December 31, 2017, consisting of $1.6 million of compensation costs and $1.4 million of stock compensation expense, from cost of operations into general and administrative expense on our consolidated statements of income in the years ended December 31, 2018 and 2017 in order to conform to the current periods’ presentation.

See “Analysis of net income” below for reconciliations of each of these measures to their closest analogous GAAP measure from our consolidated statements of income.

Results of Operations

Operating Results for 2019 and 2018

For the year ended December 31, 2019, net income allocable to common shareholders was $108.7 million or $3.95 per diluted share, compared to $172.9 million or $6.31 per diluted share for the year ended December 31, 2018. The decrease was mainly due to higher gain on sale of real estate facilities sold in 2018 than 2019, and the charge related to the redemption of preferred stock incurred during 2019 that did not occur in 2018, partially offset by an increase in NOI with respect to the Company’s real estate facilities. The increase in NOI includes a $12.7 million, or 4.9%, increase attributable to Same Park facilities (defined below) driven by an increase in rental rates, combined with increased NOI from Non-Same Park and multifamily assets, partially offset by reduced NOI from facilities sold in 2018 and 2019.

Operating Results for 2018 and 2017

For the year ended December 31, 2018, net income allocable to common shareholders was $172.9 million or $6.31 per diluted share, compared to $90.4 million or $3.30 per diluted share for the year ended December 31, 2017. The increase was mainly due to the gain on the sale of three office parks in Orange County, California, and an industrial park in Dallas, Texas, during 2018, charges related to the redemption of preferred stock incurred in 2017 that did not recur in 2018 and an increase in NOI with respect to the Company’s real estate facilities. The increase in NOI includes a $9.1 million increase from our Same-Park facilities due primarily to increases in occupancy and rental rates combined with increased NOI from our Non-Same Park and multifamily assets, partially offset by reduced NOI from facilities we sold in 2018.

Analysis of Net Income

Our net income is comprised primarily of our real estate operations, depreciation and amortization expense, general and administrative expense, interest and other income, interest and other expenses and gain on sale of real estate facilities and development rights.

We segregate our real estate activities into (i) same park operations, representing all operating properties acquired prior to January 1, 2017, comprising 25.7 million rentable square feet of our 27.6 million in rentable square feet at

December 31, 2019 (the “Same Park” facilities), (ii) non-same park operations, representing those facilities we own that were acquired after January 1, 2017 (the “Non-Same Park” facilities), (iii) multifamily operations and (iv) assets sold or held for sale, representing a 113,000 square foot asset held for sale as of December 31, 2019, operating results related to 1.3 million square feet of assets sold in 2019, 899,000 square feet of assets sold in 2018, and 44,000 square feet of assets sold during 2017.

The table below sets forth the various components of our net income (in thousands):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
	2019	2018	Variance	2018	2017	Variance
Rental income
Same Park (1)	$382,823	$364,811	$18,012	$364,811	$354,393	$10,418
Non-Same Park	14,276	5,532	8,744	5,532	—	5,532
Multifamily	10,075	7,353	2,722	7,353	—	7,353
Assets sold or held for sale (2)	22,672	35,820	(13,148)	35,820	47,786	(11,966)
Total rental income	429,846	413,516	16,330	413,516	402,179	11,337

Cost of operations (3)
Adjusted cost of operations (4)
Same Park	109,708	104,380	5,328	104,380	103,038	1,342
Non-Same Park	4,899	1,884	3,015	1,884	—	1,884
Multifamily	4,137	4,054	83	4,054	—	4,054
Assets sold or held for sale (2)	8,465	12,866	(4,401)	12,866	17,679	(4,813)
Stock compensation expense (5)	1,134	1,446	(312)	1,446	1,631	(185)
Total cost of operations	128,343	124,630	3,713	124,630	122,348	2,282

NOI (6)
Same Park	273,115	260,431	12,684	260,431	251,355	9,076
Non-Same Park	9,377	3,648	5,729	3,648	—	3,648
Multifamily	5,938	3,299	2,639	3,299	—	3,299
Assets sold or held for sale (2) (7)	14,207	22,954	(8,747)	22,954	30,107	(7,153)
Stock compensation expense (5)	(1,134)	(1,446)	312	(1,446)	(1,631)	185
Depreciation and amortization expense	(104,249)	(99,242)	(5,007)	(99,242)	(94,270)	(4,972)
General and administrative expense (3)	(13,761)	(12,072)	(1,689)	(12,072)	(12,671)	599
Interest and other income	4,492	1,510	2,982	1,510	942	568
Interest and other expense	(657)	(665)	8	(665)	(1,285)	620
Equity in loss of unconsolidated joint venture	—	—	—	—	(805)	805
Gain on sale of real estate facilities	16,644	93,484	(76,840)	93,484	1,209	92,275
Gain on sale of development rights	—	—	—	—	6,365	(6,365)
Net income	$203,972	$271,901	$(67,929)	$271,901	$179,316	$92,585

____________________________

(1)Same Park rental income includes lease buyout income of $1.4 million, $583,000 and $939,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)Amounts for the year ended December 31, 2019 reflect the operating results related to 1.3 million square feet of assets sold in 2019 and a 113,000 square foot building held for sale as of December 31, 2019; amounts shown for the year ended December 31, 2018 reflect the operating results related to 1.3 million square feet of assets sold in 2019, a 113,000 square foot building held for sale as of December 31, 2019, and 899,000 square feet of assets sold in 2018; amounts shown for the year ended December 31, 2017 reflect the operating results related to 1.3 million square feet of assets sold in 2019, a 113,000 square foot building held for sale as of December 31, 2019, 899,000 square feet of assets sold in 2018, and 44,000 square feet of assets sold in 2017.

(3)We have reclassified our divisional vice presidents’ compensation costs totaling $1.9 million and $3.0 million for the years ended December 30, 2018 and 2017, respectively, from cost of operations into general and administrative expense on our consolidated statements of income in the years ended December 31, 2018 and 2017 in order to conform to the current periods’ presentation. Of this amount, $617,000 and $1.4 million of stock compensation expense for the years ended December 31, 2018 and 2017, respectively, had previously been excluded from NOI.

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

(6)NOI represents rental income less adjusted cost of operations.

(7)NOI from assets sold and held for sale in 2019 was $14.2 million, $19.9 million and $20.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The remaining amounts in 2018 and 2017 relate to assets sold during 2018 and 2017.

Rental income increased $16.3 million in 2019 compared to 2018 and by $11.3 million in 2018 compared to 2017 due primarily to increases in rental income at our Same Park and Non-Same Park facilities and an increase in rental income from our multifamily asset, offset partially by rental income from assets sold. The increase in rental income at our Same Park facilities in 2019 was due primarily to higher revenue per occupied square foot, while the 2018 increase was due primarily to higher revenue per occupied square foot and increased occupancy.

Cost of operations increased $3.7 million in 2019 compared to 2018 and by $2.3 million in 2018 compared to 2017 due primarily to increases in adjusted cost of operations for our Same Park and Non-Same Park facilities, offset partially by adjusted costs of operations from assets sold. The 2018 increase was also attributable to an increase in cost of operations from our multifamily asset. The 2019 and 2018 increases in adjusted cost of operations were partially offset by lower stock compensation expense.

Net income decreased $67.9 million in 2019 compared to 2018 and increased by $92.6 million in 2018 compared to 2017. The 2019 decrease was mainly due to higher gain on sale of real estate facilities sold in 2018 than 2019 combined with higher depreciation and amortization expense and higher general and administrative expense partially offset by higher NOI. The 2018 increase in net income was primarily due to the gain on the sale of three office parks in Orange County, California, and an industrial park in Dallas, Texas, during 2018 combined with higher NOI partially offset by higher depreciation and amortization expense.

Same Park Facilities

We believe that evaluation of the Same Park facilities provide an informative view of how the Company’s portfolio has performed over comparable periods. We believe that investors and analysts use Same Park information in a similar manner.

The following table summarizes the historical operating results of these facilities and certain statistical information related to leasing activity in 2019, 2018 and 2017 (in thousands, except per square foot data):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
	2019	2018	Variance	2018	2017	Variance
Rental income (1)	$382,823	$364,811	4.9%	$364,811	$354,393	2.9%

Adjusted cost of operations (2)
Property taxes	40,061	38,076	5.2%	38,076	36,969	3.0%
Utilities	19,521	19,535	(0.1%)	19,535	19,043	2.6%
Repairs and maintenance	23,521	21,693	8.4%	21,693	22,470	(3.5%)
Snow removal	1,046	713	46.7%	713	400	78.3%
Other expenses	25,559	24,363	4.9%	24,363	24,156	0.9%
Total	109,708	104,380	5.1%	104,380	103,038	1.3%

NOI	$273,115	$260,431	4.9%	$260,431	$251,355	3.6%

Selected Statistical Data
NOI margin (3)	71.3%	71.4%	(0.1%)	71.4%	70.9%	0.7%
Weighted average square foot occupancy	94.5%	94.9%	(0.4%)	94.9%	94.0%	1.0%
Revenue per occupied square foot (4)	$15.76	$14.96	5.3%	$14.96	$14.67	2.0%
Revenue per available foot (RevPAF) (5)	$14.90	$14.20	4.9%	$14.20	$13.79	3.0%

____________________________

(1)Same Park rental income includes lease buyout income of $1.4 million, $583,000 and $939,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)We have reclassified divisional vice presidents’ compensation costs totaling $1.2 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively, from adjusted cost of operations into general and administrative expense in order to conform to the current periods’ presentation. Stock compensation expense for our divisional vice presidents, which totaled $585,000 and $1.3 million for the years ended December 31, 2018 and 2017, respectively, had previously been excluded from adjusted cost of operations.

(3)NOI margin is computed by dividing NOI by rental income.

(4)Revenue per occupied square foot is computed by dividing rental income during the period by weighted average occupied square feet during the same period.

(5)Revenue per available square foot is computed by dividing rental income during the period by weighted average available square feet.

Analysis of Same Park Rental Income

Rental income generated by our Same Park facilities increased 4.9% in 2019 compared to 2018 and by 2.9% in 2018 compared to 2017. The 2019 increase was due primarily to higher rental rates, as revenue per occupied square foot increased 5.3%, partially offset by a 0.4% decrease in weighted average occupancy in 2019 compared to the year prior. The 2018 increase was due primarily to higher rental rates combined with higher occupancy. Revenue per occupied square foot and weighted average occupancy increased 2.0% and 1.0%, respectively, in 2018 compared to the year prior.

We believe that high occupancy levels help maximize our rental income. Accordingly, we seek to maintain a weighted average occupancy over 90%.

During 2019 and 2018, most markets continued to reflect conditions favorable to landlords allowing for stable occupancy as well as increasing cash rental rates. With the exception of Northern Virginia and Suburban Maryland markets, new cash rental rates for the Company improved over expiring cash rental rates on executed leases as economic conditions and tenant demand remained robust.

Our future revenue growth will come primarily from contractual rental increases as well as from potential increases in market rents allowing us to increase rent levels when leases are either renewed with existing customers or re-leased to new customers. The following table sets forth the expirations of existing leases in our Same Park portfolio over the next 10 years based on lease data at December 31, 2019 (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
2020	1,916	5,787	23.8%	$92,159	22.0%
2021	1,356	4,916	20.2%	84,293	20.1%
2022	699	4,567	18.7%	82,052	19.5%
2023	346	3,004	12.3%	51,254	12.2%
2024	290	2,467	10.1%	43,628	10.4%
2025	54	1,802	7.3%	31,854	7.5%
2026	23	677	2.8%	11,539	2.8%
2027	14	134	0.6%	3,311	0.8%
2028	7	388	1.6%	6,703	1.6%
2029	10	287	1.2%	6,953	1.7%
Thereafter	6	334	1.4%	5,833	1.4%
Total	4,721	24,363	100.0%	$419,579	100.0%

During the year ended December 31, 2019, we leased approximately 7.1 million in rentable square feet to new and existing customers at an average 8.3% increase in cash rental rates over the previous rates. Renewals of leases with existing customers represented 64.3% of our leasing activity for the year ended December 31, 2019. See “Analysis of Same Park Market Trends” below for further analysis of such data on a by-market basis.

Our ability to re-lease space as leases expire in a way that minimizes vacancy periods and maximizes market rental rates will depend upon market conditions in the specific submarkets in which each of our properties are located.

Analysis of Same Park Adjusted Cost of Operations

Adjusted cost of operations for our Same Park facilities increased 5.1% in 2019 compared to 2018 due to higher property tax expense, higher repairs and maintenance costs, higher other expenses and an increase in snow removal costs. Adjusted costs of operations increased by 1.3% in 2018 compared to 2017 due primarily to increased property taxes, higher utility costs and snow removal costs, partially offset by lower repairs and maintenance expense.

Property taxes increased 5.2% in 2019 compared to 2018 and by 3.0% in 2018 compared to 2017 due to higher assessed values. We expect property tax growth in the future due primarily to higher assessed values.

Utilities are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities decreased 0.1% in 2019 compared to 2018 and increased 2.6% in 2018 compared to 2017. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not predictable. However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates in the future.

Repairs and maintenance increased 8.4% in 2019 resulting from higher roof and landscaping repairs compared to 2018 and decreased by 3.5% in 2018 compared to 2017 due to incremental costs in 2017 relating to Hurricane Irma. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable.

Snow removal increased 46.7% in 2019 compared to 2018 and increased by 78.3% in 2018 compared to 2017. Snow removal costs are weather dependent and therefore not predictable.

Other expenses increased 4.9% in 2019 compared to 2018 and 0.9% in 2018 compared to 2017. Other expenses are comprised of on-site and supervisory personnel, property insurance and other expenses incurred in the operation of our properties. The increase in 2019 was primarily due to an increase in our property insurance premium for the policy period, June 2019 to May 2020, and higher than average professional fees related to ordinary course tenant related matters. We expect increases in other expenses to be similar to the increases in prior years.

Same Park Quarterly Trends

The following table sets forth historical quarterly data related to the operations of our Same Park facilities for rental income, adjusted cost of operations, occupancies, annualized revenue per occupied square foot, and RevPaf (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Full Year
Rental income
2019	$94,813	$95,016	$95,358	$97,636	$382,823
2018	$90,821	$90,980	$91,446	$91,564	$364,811
2017	$88,178	$87,707	$88,628	$89,880	$354,393

Adjusted cost of operations (1)
2019	$28,177	$26,727	$27,494	$27,310	$109,708
2018	$26,954	$26,140	$26,033	$25,253	$104,380
2017	$25,471	$25,045	$25,796	$26,726	$103,038

NOI (1)
2019	$66,636	$68,289	$67,864	$70,326	$273,115
2018	$63,867	$64,840	$65,413	$66,311	$260,431
2017	$62,707	$62,662	$62,832	$63,154	$251,355

Weighted average square foot occupancy
2019	94.7%	94.2%	94.7%	94.4%	94.5%
2018	94.5%	94.5%	95.1%	95.4%	94.9%
2017	94.2%	93.2%	93.7%	94.8%	94.0%

Annualized revenue per occupied square foot
2019	$15.58	$15.69	$15.67	$16.10	$15.76
2018	$14.97	$14.99	$14.97	$14.94	$14.96
2017	$14.56	$14.64	$14.73	$14.76	$14.67

RevPAF
2019	$14.76	$14.79	$14.84	$15.20	$14.90
2018	$14.14	$14.16	$14.24	$14.25	$14.20
2017	$13.73	$13.65	$13.80	$13.99	$13.79

____________________________

(1)To conform to current period presentation, we have reclassified divisional vice presidents’ compensation costs totaling $364,000, $288,000, $280,000 and $280,000 for each of the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively, and $386,000 for each of the three months ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 from adjusted cost of operations into general and administrative expense. Stock compensation expense for our divisional vice presidents had previously been excluded from adjusted cost of operations.

Analysis of Same Park Market Trends

The following tables set forth rental income, adjusted cost of operations, weighted average occupancy, revenue per occupied square foot, and RevPaf data in our Same Park facilities (in thousands, except per square foot data):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
Region	2019	2018	Variance	2018	2017	Variance

Geographic Data on Same Park

Rental income
Northern California (7.2 million feet)	$108,046	$99,610	8.5%	$99,610	$93,032	7.1%
Southern California (3.3 million feet)	55,080	52,873	4.2%	52,873	50,269	5.2%
Dallas (2.9 million feet)	33,789	30,899	9.4%	30,899	31,398	(1.6%)
Austin (2.0 million feet)	30,679	29,608	3.6%	29,608	29,240	1.3%
Northern Virginia (3.9 million feet)	73,734	73,818	(0.1%)	73,818	75,590	(2.3%)
South Florida (3.9 million feet)	43,601	41,824	4.2%	41,824	41,082	1.8%
Suburban Maryland (1.1 million feet)	19,876	18,975	4.7%	18,975	17,631	7.6%
Seattle (1.4 million feet)	18,018	17,204	4.7%	17,204	16,151	6.5%
Total Same Park (25.7 million feet)	382,823	364,811	4.9%	364,811	354,393	2.9%

Adjusted cost of operations
Northern California	24,313	22,653	7.3%	22,653	22,988	(1.5%)
Southern California	14,215	13,349	6.5%	13,349	13,025	2.5%
Dallas	11,488	10,896	5.4%	10,896	10,435	4.4%
Austin	10,843	10,352	4.7%	10,352	9,734	6.3%
Northern Virginia	25,488	25,128	1.4%	25,128	24,672	1.8%
South Florida	11,977	10,733	11.6%	10,733	11,043	(2.8%)
Suburban Maryland	7,126	6,989	2.0%	6,989	7,178	(2.6%)
Seattle	4,258	4,280	(0.5%)	4,280	3,963	8.0%
Total Same Park	109,708	104,380	5.1%	104,380	103,038	1.3%

Net operating income
Northern California	83,733	76,957	8.8%	76,957	70,044	9.9%
Southern California	40,865	39,524	3.4%	39,524	37,244	6.1%
Dallas	22,301	20,003	11.5%	20,003	20,963	(4.6%)
Austin	19,836	19,256	3.0%	19,256	19,506	(1.3%)
Northern Virginia	48,246	48,690	(0.9%)	48,690	50,918	(4.4%)
South Florida	31,624	31,091	1.7%	31,091	30,039	3.5%
Suburban Maryland	12,750	11,986	6.4%	11,986	10,453	14.7%
Seattle	13,760	12,924	6.5%	12,924	12,188	6.0%
Total Same Park	$273,115	$260,431	4.9%	$260,431	$251,355	3.6%

Weighted average square foot occupancy
Northern California	96.1%	97.8%	(1.7%)	97.8%	95.9%	2.0%
Southern California	95.0%	97.6%	(2.7%)	97.6%	96.4%	1.2%
Dallas	92.4%	89.7%	3.0%	89.7%	90.3%	(0.7%)
Austin	91.8%	92.5%	(0.8%)	92.5%	94.9%	(2.5%)
Northern Virginia	94.1%	92.8%	1.4%	92.8%	91.4%	1.5%
South Florida	95.4%	96.4%	(1.0%)	96.4%	97.5%	(1.1%)
Suburban Maryland	89.3%	83.1%	7.5%	83.1%	74.5%	11.6%
Seattle	96.2%	98.2%	(2.0%)	98.2%	98.1%	0.1%
Total Same Park	94.5%	94.9%	(0.4%)	94.9%	94.0%	1.0%

Revenue per occupied square foot
Northern California	$15.52	$14.06	10.4%	$14.06	$13.39	5.0%
Southern California	$17.67	$16.50	7.1%	$16.50	$15.90	3.8%
Dallas	$12.66	$11.92	6.2%	$11.92	$12.03	(0.9%)
Austin	$17.02	$16.29	4.5%	$16.29	$15.69	3.8%
Northern Virginia	$20.01	$20.31	(1.5%)	$20.31	$21.10	(3.7%)
South Florida	$11.82	$11.23	5.3%	$11.23	$10.90	3.0%
Suburban Maryland	$19.39	$19.89	(2.5%)	$19.89	$20.62	(3.5%)
Seattle	$13.49	$12.60	7.1%	$12.60	$11.84	6.4%
Total Same Park	$15.76	$14.96	5.3%	$14.96	$14.67	2.0%

RevPAF
Northern California	$14.91	$13.75	8.4%	$13.75	$12.84	7.1%
Southern California	$16.78	$16.11	4.2%	$16.11	$15.31	5.2%
Dallas	$11.70	$10.70	9.3%	$10.70	$10.88	(1.7%)
Austin	$15.63	$15.08	3.6%	$15.08	$14.90	1.2%
Northern Virginia	$18.82	$18.85	(0.2%)	$18.85	$19.30	(2.3%)
South Florida	$11.28	$10.82	4.3%	$10.82	$10.63	1.8%
Suburban Maryland	$17.36	$16.57	4.8%	$16.57	$15.40	7.6%
Seattle	$12.96	$12.38	4.7%	$12.38	$11.62	6.5%
Total Same Park	$14.90	$14.20	4.9%	$14.20	$13.79	3.0%

Supplemental Same Park Data by Product Type

The following supplemental tables provide further detail of our Same Park rental income, adjusted cost of operations and net operating income by region, further segregated by industrial, flex and office for each of the three years ended December 31, 2019, 2018 and 2017.

	For the Year Ended December 31, 2019				For the Year Ended December 31, 2018				For the Year Ended December 31, 2017
	Industrial	Flex	Office	Total	Industrial	Flex	Office	Total	Industrial	Flex	Office	Total
	In thousands
Rental Income:
Northern California	$86,088	$9,801	$12,157	$108,046	$78,721	$9,442	$11,447	$99,610	$72,878	$9,364	$10,790	$93,032
Southern California	35,387	18,932	761	55,080	34,272	17,954	647	52,873	32,516	17,083	670	50,269
Dallas	12,412	21,377	—	33,789	11,566	19,333	—	30,899	11,406	19,992	—	31,398
Austin	8,317	22,362	—	30,679	7,863	21,745	—	29,608	7,316	21,924	—	29,240
Northern Virginia	7,468	24,620	41,646	73,734	7,350	24,755	41,713	73,818	6,978	25,715	42,897	75,590
South Florida	41,543	1,916	142	43,601	39,810	1,931	83	41,824	38,963	1,911	208	41,082
Suburban Maryland	4,396	—	15,480	19,876	4,464	—	14,511	18,975	4,528	—	13,103	17,631
Seattle	10,950	6,342	726	18,018	10,474	6,003	727	17,204	9,901	5,675	575	16,151
Total	206,561	105,350	70,912	382,823	194,520	101,163	69,128	364,811	184,486	101,664	68,243	354,393
Adjusted Cost of Operations:
Northern California	18,526	2,602	3,185	24,313	17,207	2,512	2,934	22,653	17,680	2,440	2,868	22,988
Southern California	8,869	5,063	283	14,215	8,397	4,685	267	13,349	8,132	4,627	266	13,025
Dallas	3,702	7,786	—	11,488	3,666	7,230	—	10,896	3,446	6,989	—	10,435
Austin	2,778	8,065	—	10,843	2,637	7,715	—	10,352	2,485	7,249	—	9,734
Northern Virginia	2,104	7,557	15,827	25,488	1,998	7,314	15,816	25,128	1,936	7,148	15,588	24,672
South Florida	11,262	602	113	11,977	10,162	509	62	10,733	10,401	576	66	11,043
Suburban Maryland	1,427	—	5,699	7,126	1,349	—	5,640	6,989	1,446	—	5,732	7,178
Seattle	2,566	1,492	200	4,258	2,612	1,446	222	4,280	2,308	1,468	187	3,963
Total	51,234	33,167	25,307	109,708	48,028	31,411	24,941	104,380	47,834	30,497	24,707	103,038
NOI:
Northern California	67,562	7,199	8,972	83,733	61,514	6,930	8,513	76,957	55,198	6,924	7,922	70,044
Southern California	26,518	13,869	478	40,865	25,875	13,269	380	39,524	24,384	12,456	404	37,244
Dallas	8,710	13,591	—	22,301	7,900	12,103	—	20,003	7,960	13,003	—	20,963
Austin	5,539	14,297	—	19,836	5,226	14,030	—	19,256	4,831	14,675	—	19,506
Northern Virginia	5,364	17,063	25,819	48,246	5,352	17,441	25,897	48,690	5,042	18,567	27,309	50,918
South Florida	30,281	1,314	29	31,624	29,648	1,422	21	31,091	28,562	1,335	142	30,039
Suburban Maryland	2,969	—	9,781	12,750	3,115	—	8,871	11,986	3,082	—	7,371	10,453
Seattle	8,384	4,850	526	13,760	7,862	4,557	505	12,924	7,593	4,207	388	12,188
Total	$155,327	$72,183	$45,605	$273,115	$146,492	$69,752	$44,187	$260,431	$136,652	$71,167	$43,536	$251,355

As noted above, our past revenue growth has come from contractual annual rent increases, as well as re-leasing of space at rates above outgoing rental rates. We believe the percentage difference between outgoing cash rent inclusive of estimated expense recoveries and incoming cash rent inclusive of estimated expense recoveries for leases executed (the “Cash Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following table summarizes the Cash Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park facilities, on a regional basis, for the year ended December 31, 2019 (square feet in thousands):

	For the Year Ended December 31, 2019
	Square		Transaction
	Footage	Customer	Costs per	Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	1,777	64.6%	$2.43	18.3%
Southern California	1,214	69.2%	$1.83	8.1%
Dallas	838	60.9%	$4.97	5.7%
Austin	529	77.5%	$5.49	5.6%
Northern Virginia	1,154	75.0%	$8.04	(2.8%)
South Florida	941	49.7%	$1.67	12.7%
Suburban Maryland	216	73.9%	$6.40	(3.5%)
Seattle	382	64.9%	$1.22	15.8%
Total	7,051	65.8%	$3.73	8.3%

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

During 2019 and 2018, most markets, with the exception of Northern Virginia and Suburban Maryland, continued to reflect favorable conditions allowing for stable occupancy as well as increasing cash rental rates. In Northern Virginia and Suburban Maryland, cash rental rates on executed leases declined 2.8% and 3.5%, respectively, for the year ended December 31, 2019, reflecting continued soft market conditions that have persisted for several years due to, among other factors, federal government downsizing. To the extent that such trends continue in these markets, which comprised 24.5% of our Same Park rental income for the year ended December 31, 2019 and 19.2% of square feet expiring through December 31, 2020, we may continue to face reduced rental income in these markets.

Non-Same Park facilities: The table below reflects the assets comprising our Non-Same Park facilities (in thousands):

			Purchase	Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Price	Feet	Acquisition	December 31, 2019
San Tomas Business Center	December, 2019	Santa Clara, CA	$16,787	79	95.6%	95.6%
Hathaway Industrial Park	September, 2019	Santa Fe Springs, CA	104,330	543	100.0%	100.0%
Walnut Avenue Business Park	April, 2019	Signal Hill, CA	13,824	74	98.4%	96.7%
Northern Virginia and Fullerton	June, 2018	Lorton and Springfield,
Road Industrial Parks		VA	143,766	1,057	76.1%	91.3%
Total			$278,707	1,753	85.4%	94.4%

NOI from the Non-Same Park facilities included $1.7 million of NOI from the 2019 acquisitions for the year ended December 31, 2019. Excluding the results from the 2019 acquisitions, the NOI increase from prior year was tied to an increase in occupancy at our 2018 acquisition.

We believe that our management and operating infrastructure typically allows us to generate higher NOI from newly acquired real estate facilities than was achieved by the previous owners. However, it can take 24 or more months for us to fully achieve higher NOI, and the ultimate levels of NOI to be achieved can be affected by changes in general economic conditions. As a result, there can be no assurance that we will achieve our expectations with respect to newly acquired real estate facilities.

Multifamily: As of December 31, 2019, we have a 95.0% interest in Highgate, a 395-unit apartment complex. On January 1, 2018, we began to consolidate the joint venture due to changes to our joint venture agreement that gave the

Company control of the joint venture. Prior to January 1, 2018, we accounted for our investment in the joint venture using the equity method and accordingly, reflected our share of net loss under “equity in loss of unconsolidated joint venture.”

Highgate began leasing activities during the second quarter of 2017. During the year ended December 31, 2019, Highgate generated $5.9 million of NOI, consisting of $10.1 million in rental income and $4.1 million in cost of operations compared to $3.3 million of NOI, consisting of $7.4 million in rental income and $4.1 million in cost of operations for the same period in 2018.

The following table summarizes certain statistics for Highgate as of December 31, 2019:

		As of December 31, 2019		Weighted Average Occupancy
Apartment	Total Costs (1)	Physical	Average Rent	For the years ended December 31,
Units	(in thousands)	Occupancy	per Unit (2)	2019	2018
395	$115,426	94.7%	$2,133	95.4%	78.2%

____________________________

(1)The project cost for Highgate includes the underlying land at its assigned contribution value upon formation of the joint venture of $27.0 million, which includes unrealized land appreciation of $6.0 million that is not recorded on our balance sheet.

(2)Average rent per unit is defined as the total potential monthly rental revenue (actual rent for occupied apartment units plus market rent for vacant apartment units) divided by the total number of rentable apartment units.

Assets sold or held for sale: These amounts include historical operating results with respect to properties that we sold or intend to sell. Amounts for the year ended December 31, 2019 reflect the operating results related to 1.3 million square feet of assets sold in 2019 and a 113,000 square foot building held for sale as of December 31, 2019; amounts for the year ended December 31, 2018 reflect the operating results related to 1.3 million square feet of assets sold during 2019, a 113,000 square foot building held for sale as of December 31, 2019 and 899,000 square feet of assets sold in 2018; amounts shown for the year ended December 31, 2017 reflect the operating results related to 1.3 million square feet of assets sold in 2019, a 113,000 square foot building held for sale as of December 31, 2019, 899,000 square feet of assets sold in 2018 and 44,000 square feet of assets sold in 2017.

Depreciation and Amortization Expense: Depreciation and amortization expense increased 5.0% in 2019 compared to 2018 and increased by 5.3% in 2018 compared to 2017. The increase in 2019 over 2018 was primarily due to depreciation and amortization expense from the Non-Same Park facilities combined with depreciation expense related to the building held for development. The increase in 2018 over 2017 was primarily due to depreciation and amortization expense of our multifamily asset as we consolidated its operations effective January 1, 2018 in addition to depreciation and amortization expense from the 2018 acquisition.

General and Administrative Expense: General and administrative expense primarily represents executive and other compensation, audit and tax fees, legal expenses and other costs associated with being a public company. General and administrative expense increased $1.7 million, or 14.0%, in 2019 compared to 2018 and decreased $599,000, or 4.7%, in 2018 compared to 2017. The increase in 2019 over 2018 was primarily due to an increase in stock compensation expense tied to a modification of the Director Retirement Plan during 2019 as well as an increase in compensation costs relating to the chief financial officer who started during the latter half of 2018. The decrease in 2018 over 2017 was primarily due to a decrease in compensation costs relating to the chief financial officer position being filled during the latter half of 2018.

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

Gain on sale of real estate facilities and gain on sale of development rights: Subsequent to December 31, 2019, we sold a 113,000 square foot building located in Rockville, Maryland for a gross sales price of $30.0 million. We expect to record a gain on the sale of real estate in connection with the sale during the first quarter of 2020.

On October 8, 2019, we sold 1.3 million rentable square feet located in Rockville and Silver Spring, Maryland, for net sale proceeds of $144.6 million, which resulted in a gain of $16.6 million.

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

On March 31, 2017, we sold development rights we held to build medical office buildings on land adjacent to our Westech Business Park in Silver Spring, Maryland for $6.5 million. We received net sale proceeds of $6.4 million, of which $4.9 million was received in 2017 and $1.5 million was received in prior years. We recorded a net gain of $6.4 million for the year ended December 31, 2017.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

Capital Raising Strategy: As a REIT, we generally distribute substantially all of our “REIT taxable income” to our shareholders, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investment purposes. As a result, in order to grow our asset base, access to capital is important.

Our financial profile is characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows. We are a highly rated REIT, as determined by Moody’s and Standard & Poor’s. Our corporate credit rating by Standard and Poor’s is A-, while our preferred shares are rated BBB by Standard and Poor’s and Baa2 by Moody’s. We believe our credit profile and ratings will enable us to efficiently access both the public and private capital markets to raise capital, as necessary.

In order to maintain access to the capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense, capitalized interest and preferred distributions paid to preferred shareholders. For the year ended December 31, 2019, the ratio to FFO to combined fixed charges and preferred distributions paid was 5.3 to 1.0.

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

As of December 31, 2019, we had $62.8 million in unrestricted cash. In the last five years, we have retained approximately $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less shareholder and unit holder distributions and capital expenditures.

Required Debt Repayment: As of December 31, 2019, we have no debt outstanding on our Credit Facility. We are in compliance with all of the covenants and other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements generally are related to property renovations and expenditures related to repositioning asset acquisitions. The following table sets forth our commercial capital expenditures paid for in the years ended December 31, 2019, 2018 and 2017 on an aggregate and per square foot basis:

	For the Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Commercial Real Estate	(in thousands)			(per total weighted average square foot)
Recurring capital expenditures
Capital improvements (1)	$11,224	$10,738	$10,069	$0.40	$0.38	$0.36
Tenant improvements	17,360	18,688	28,294	0.62	0.67	1.01
Lease commissions	8,267	8,048	7,477	0.29	0.29	0.27
Total commercial recurring
capital expenditures (1)	36,851	37,474	45,840	1.31	1.34	1.64
Nonrecurring capital improvements	2,494	1,176	4,379	0.09	0.05	0.16
Total commercial capital
expenditures (1)	$39,345	$38,650	$50,219	$1.40	$1.39	$1.80

____________________________

(1)Excludes $20,000 and $13,000 of recurring capital improvements on our multifamily asset in 2019 and 2018, respectively.

The following table summarizes Same Park, Non-Same Park, multifamily and assets sold or held for sale recurring capital expenditures paid and the related percentage of NOI by region for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Years Ended December 31,
							Recurring Capital Expenditures
	Recurring Capital Expenditures						as a Percentage of NOI
Region	2019	2018	Change	2018	2017	Change	2019	2018	2017
Same Park
Northern California	$4,411	$3,602	22.5%	$3,602	$3,642	(1.1%)	5.3%	4.7%	5.2%
Southern California	4,514	3,167	42.5%	3,167	3,025	4.7%	11.0%	8.0%	8.1%
Dallas	4,623	5,027	(8.0%)	5,027	3,813	31.8%	20.7%	25.1%	18.2%
Austin	4,539	2,362	92.2%	2,362	1,726	36.8%	22.9%	12.3%	8.8%
Northern Virginia	10,366	10,810	(4.1%)	10,810	13,379	(19.2%)	21.5%	22.2%	26.3%
South Florida	2,191	3,149	(30.4%)	3,149	2,055	53.2%	6.9%	10.1%	6.8%
Suburban Maryland	2,051	2,714	(24.4%)	2,714	8,474	(68.0%)	16.1%	22.6%	81.1%
Seattle	927	968	(4.2%)	968	763	26.9%	6.7%	7.5%	6.3%
Total Same Park	33,622	31,799	5.7%	31,799	36,877	(13.8%)	12.3%	12.2%	14.7%
Non-Same Park
Southern California	54	—	100.0%	—	—	—	—	—	—
Northern Virginia	2,154	615	250.2%	615	—	100.0%	—	—	—
Total Non-Same Park	2,208	615	259.0%	615	—	100.0%	—	—	—
Assets sold or held
for sale	1,021	5,060	(79.8%)	5,060	8,963	(43.5%)	7.2%	22.0%	29.8%
Total commercial
recurring capital
expenditures	36,851	37,474	(1.7%)	37,474	45,840	(18.3%)	—	—	—
Multifamily	20	13	53.8%	13	—	100.0%	—	—	—
Total	$36,871	$37,487	(1.6%)	$37,487	$45,840	(18.2%)	12.2%	12.9%	16.3%

In the last five years, our recurring capital expenditures have averaged generally between $1.10 and $1.64 per square foot, and 11.5% and 16.3% as a percentage of NOI.

Redemption of Preferred Stock: Historically, we have reduced our cost of capital by refinancing higher coupon preferred securities with lower coupon preferred securities. On December 30, 2019, we completed the redemption of our 5.75% Cumulative Preferred Stock, Series U, at par of $230.0 million as well as our 5.70% Cumulative Preferred Stock, Series V, at par of $110.0 million using funds received from our 4.875% Series Z preferred stock issued during November, 2019, which effectively lowered the Company’s weighted average coupon rate from 5.40% to 5.10%.

Acquisitions of real estate facilities: Subsequent to December 31, 2019, we acquired a multi-tenant industrial park comprised of approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs. On December 20, 2019, we acquired a multi-tenant flex park comprised of approximately 79,000 rentable square feet in Santa Clara, California, for a total purchase price of $16.8 million, inclusive of capitalized transaction costs. On September 5, 2019, we acquired a multi-tenant industrial park comprised of approximately 543,000 rentable square feet in Santa Fe Springs, California, for a total purchase price of

$104.3 million, inclusive of capitalized transaction costs. On April 18, 2019, we acquired a multi-tenant industrial park comprised of approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million, inclusive of capitalized transaction costs. On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a total purchase price of $143.8 million, inclusive of capitalized transaction costs. We continue to seek to acquire additional real estate facilities; however, there is significant competition to acquire existing facilities and there can be no assurance as to the volume of future acquisition activity.

Sale of real estate: Subsequent to December 31, 2019, we sold a 113,000 square foot building located at Metro Park North in Rockville, Maryland, that was held for sale as of December 31, 2019, for a gross sales price of $30.0 million. During the year ended December 31, 2019, we sold 1.3 million rentable square feet of flex and office business parks located in Rockville and Silver Spring, Maryland, for net sale proceeds of $144.6 million, which resulted in a gain of $16.6 million. During the year ended December 31, 2018, we sold 899,000 rentable square feet of real estate facilities located in Orange County, California, and Dallas, Texas, for net sale proceeds of $145.1 million, which resulted in a gain of $93.5 million. On May 1, 2017, we sold a two-building single-story office park comprising 44,000 square feet, located in Dallas, Texas, for net sale proceeds of $2.1 million, which resulted in a net gain of $1.2 million.

Development of real estate facilities: As noted above, we have a 123,000 square foot vacant building located within The Mile that we are seeking to redevelop into a multifamily property. There can be no assurance as to the timing or amount of any investment that may occur; however, we expect to incur any significant development costs on this potential project any earlier than mid-2020.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, management has the authorization to repurchase an additional 1,614,721 shares.

Requirement to Pay Distributions: Our election to be taxed as a REIT, as defined by the Code, applies to all periods presented herein. As a REIT, we do not incur federal income tax on our “REIT taxable income” that is distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and we continue to meet certain organizational and operational requirements. We believe we have met these requirements in all periods presented herein, and we expect we will continue to qualify as a REIT in future periods.

We paid REIT qualifying distributions of $169.5 million ($54.3 million to preferred shareholders and $115.2 million to common shareholders) during the year ended December 31, 2019.

We estimate the annual distribution requirements with respect to our preferred shares outstanding at December 31, 2019 to be $48.2 million per year.

Our consistent, long-term dividend policy has been to set dividend distribution amounts based on our taxable income. Future quarterly distributions with respect to common shares will continue to be determined based upon our REIT distribution requirements and, after taking into consideration distributions to the preferred shareholders, we expect will be funded with cash provided by operating activities.

Funds from Operations, Core Funds from Operations and Funds Available for Distribution

Funds from Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and is considered a helpful measure of REIT performance by REITs and many REIT analysts. FFO represents GAAP net income before real estate depreciation and amortization expense, gains or losses on sales of operating properties and land and impairment charges on real estate assets.

We also present Core FFO and Funds Available for Distribution (“FAD”). Core FFO, which the Company defines as FFO excluding the net impact of (i) income allocated to preferred shareholders to the extent redemption value exceeds the related carrying value (a “Preferred Redemption Allocation”) and (ii) other nonrecurring income or expense items as appropriate. FAD, a non-GAAP measure, represents Core FFO adjusted to (i) deduct recurring capital improvements and capitalized tenant improvements and lease commissions and (ii) remove certain non-cash income or expenses such as straight-line rent and stock compensation expense.

The following table reconciles net income allocable to common shareholders to FFO, Core FFO and FAD as well as net income per share to FFO per share and Core FFO per share (amounts in thousands, except per share data):

	For The Years Ended December 31,
	2019	2018	2017	2016	2015
Net income allocable to common shareholders	$108,703	$172,899	$90,425	$62,872	$68,291
Adjustments
Gain on sale of land, real estate facilities and
development rights	(16,644)	(93,484)	(7,574)	—	(28,235)
Depreciation and amortization expense	104,249	99,242	94,270	99,486	105,394
Depreciation from unconsolidated joint venture	—	—	1,180	—	—
Net income allocated to noncontrolling interests	29,006	45,199	24,279	16,955	18,495
Net income allocated to restricted stock
unit holders	910	1,923	761	569	299
FFO allocated to joint venture partner	(149)	(13)	—	—	—
FFO allocable to diluted common shares and units	226,075	225,766	203,341	179,882	164,244
Preferred Redemption Allocation	11,007	—	10,978	7,312	2,487
Other nonrecurring income or expense items	—	—	(414)	1,818	—
Core FFO allocable to diluted common shares
and units	$237,082	$225,766	$213,905	$189,012	$166,731
Recurring capital expenditures	(36,871)	(37,487)	(45,840)	(30,952)	(39,846)
Cash paid for taxes in lieu of shares upon vesting
of restricted stock units	(6,350)	(4,981)	(3,865)	(1,940)	(767)
Non-cash items	1,020	(1,056)	174	4,276	1,909
FAD allocable to diluted common shares and units	$194,881	$182,242	$164,374	$160,396	$128,027

Weighted average outstanding
Common shares	27,418	27,321	27,207	27,089	26,973
Common operating partnership units	7,305	7,305	7,305	7,305	7,305
Restricted stock units	124	182	187	290	130
Common share equivalents	108	101	205	90	78
Total diluted common shares and units	34,955	34,909	34,904	34,774	34,486

Net income per common share — diluted	$3.95	$6.31	$3.30	$2.31	$2.52
Gain on sale of land, real estate facilities
and development rights	(0.47)	(2.68)	(0.21)	—	(0.82)
Depreciation and amortization expense, including
amounts from investments in unconsolidated
joint venture	2.99	2.84	2.74	2.86	3.06
FFO per share	6.47	6.47	5.83	5.17	4.76
Preferred Redemption Allocation	0.31	—	0.31	0.21	0.07
Other nonrecurring income or expense items	—	—	(0.01)	0.06	—
Core FFO per share	$6.78	$6.47	$6.13	$5.44	$4.83

We believe FFO, Core FFO and FAD assist investors in analyzing and comparing the operating and financial performance of a company’s real estate between periods. FFO, Core FFO and FAD are not substitutes for GAAP net income. In addition, other REITs may compute FFO, Core FFO, and FAD differently, which could inhibit comparability.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations: As of December 31, 2019, we expect to pay quarterly distributions of $12.0 million to our preferred shareholders for the foreseeable future or until such time as there is a change in the amount or composition of our series of preferred equity outstanding. Dividends on preferred equity are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of December 31, 2019 and their impact on our cash flow and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Transaction costs (1)	$9,604	$9,604	$—	$—	$—
Ground lease obligations (2)	1,965	196	596	397	776
Total	$11,569	$9,800	$596	$397	$776

____________________________

(1)Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.

(2)Represents future contractual payments on land under various operating leases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding as of as of December 31, 2019.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 and the report of Ernst & Young LLP, independent registered public accounting firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2019, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PS Business Parks, Inc. (the Company) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2019 and 2018, the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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

February 19, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2020 (the “Proxy Statement”) under the caption “Election of Directors.”

The following is a biographical summary of the executive officers of the Company:

Maria R. Hawthorne, age 60, has served as Chief Executive Officer and President of the Company since July 2016 and August 2015, respectively. In addition, Ms. Hawthorne also served as the Company's acting Chief Financial Officer (CFO) from September 2017 to September 2018. Ms. Hawthorne was also elected as a member of our Board in July 2016. Ms. Hawthorne previously served as Executive Vice President, Chief Administrative Officer of the Company from July 2013 to August 2015. Prior to that, Ms. Hawthorne served as the Company's Executive Vice President, East Coast, from February 2011 to July 2013. Ms. Hawthorne served as the Company's Senior Vice President from March 2004 to February 2011, with responsibility for property operations on the East Coast, including Northern Virginia, Maryland, and South Florida. From June 2001 through March 2004, Ms. Hawthorne was a Vice President of the Company, responsible for property operations in Virginia. From July 1994 to June 2001, Ms. Hawthorne was a Regional Manager of the Company in Virginia. From August, 1988 to July, 1994, Ms. Hawthorne was a General Manager, Leasing Director, and Property Manager for American Office Park Properties. Ms. Hawthorne also serves as director on the Executive Board of NAREIT. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.

John W. Petersen, age 56, has been Executive Vice President and Chief Operating Officer since he joined the Company in December, 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties (“EOP”) from July, 2001 to December, 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was formerly the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.

Jeffrey D. Hedges, age 37, joined the Company as Executive Vice President, Chief Financial Officer, Secretary, and principal financial officer on September 17, 2018. Prior to joining the Company, Mr. Hedges served as Senior Vice President, Accounting and Reporting from 2015 at Invitation Homes (NYSE:INVH) (formerly known as Starwood Waypoint Homes and prior to that Colony Starwood Homes), a publicly traded single-family REIT that owns and operates single-family rental homes in the United States. Prior to that, Mr. Hedges was a Senior Manager in the Transaction Advisory Services and Assurance (Audit) groups at Ernst & Young from 2006 to 2015. Mr. Hedges is a certified public accountant and holds a Bachelor of Science from the W.P. Carey School of Business, Arizona State University, and a Master of Business Administration from the Wharton School, University of Pennsylvania.

Trenton Groves, age 47, has served as the Company’s Senior Vice President, Chief Accounting Officer, Assistant Secretary, and principal accounting officer since September 2018. Mr. Groves joined the Company as Corporate Controller in 2004 and has served as Vice President, Finance, and Corporate Controller since 2007. Prior to joining the Company, Mr. Groves was in public accounting, serving as a Manager in the Assurance (Audit) group at Ernst & Young from 2002 to 2004 and as Manager at Arthur Anderson from 1998 to 2002. Mr. Groves is a certified public accountant and holds a Bachelor of Science in accounting from California State University, Northridge.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” Compensation Discussion and Analysis (CD&A),” “Executive Compensation Tables,” “Compensation Committee Report,” and “Pay Ratio Disclosure.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2019 on the Company’s equity compensation plans:

	(a)		(b)		(c)
	Number of		Weighted		Number of Securities
	Securities to be		Average		Remaining Available for
	Issued Upon		Exercise Price of		Future Issuance under
	Exercise of		Outstanding		Equity Compensation
	Outstanding		Options,		Plans (Excluding
	Options, Warrants		Warrants and		Securities Reflected in
Plan Category	and Rights		Rights		Column (a))
Equity compensation plans approved by security holders	308,678		$103.62		813,400
Equity compensation plans not approved by security holders	—		—		—
Total	308,678	*	$103.62	*	813,400	*

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase price accounting
Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company completed three acquisitions during 2019 for consideration of $134.9 million. As explained in Note 3 to the consolidated financial statements, the transactions were accounted for as asset acquisitions, and as such, are recorded at the price to acquire the real estate property, including acquisition costs. The purchase price is allocated to land, building, and acquired lease intangible assets and/or liabilities based upon the relative fair value of the acquired tangible and intangible lease assets and liabilities. The relative fair value of the acquired tangible and intangible lease assets and liabilities were determined by the Company and its valuation specialist utilizing available market information.

Auditing the Company’s accounting for its acquisitions was complex due to the significant estimation required by management in determining the fair values of the acquired land, building, and intangible lease assets and liabilities. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the tangible and intangible lease assets and liabilities as well as the sensitivity of the respective fair values to the significant underlying assumptions. The Company utilized the sales comparison approach to measure the fair value of the acquired land and the discounted cash flow method to measure the fair value of the remaining acquired tangible and intangible assets and liabilities. The more significant assumptions utilized included revenue growth rates, discount rates, market rental rates, and capitalization rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for acquired real estate properties, including controls over the Company’s review of the assumptions underlying the purchase price allocation, the cash flow projections, and the accuracy of the underlying data used. For example, we tested controls over the determination of the fair value of the land, building and intangible lease assets and liabilities, including the controls over the review of the valuation models and the underlying assumptions used to develop such estimates.

For each of the Company’s real estate property acquisitions, we read the purchase and sale agreements, and evaluated whether the Company had appropriately determined whether the transaction was a business combination or asset acquisition. We also evaluated the significant assumptions and methods used in developing the fair value estimates of the tangible assets and intangible lease assets acquired and liabilities assumed. To test the estimated fair value of the land, building and intangible lease assets and liabilities, we performed audit procedures that included, among other procedures, evaluating the Company’s use of the income approach and testing the significant assumptions used in the discounted cash flow model, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we agreed the contractual rents used in the determination of the in-place and above/below market lease intangible assets and liabilities to tenant leases and compared certain property operating expenses, such as real estate property taxes, used in the income approach to historical operating results adjusted for the transaction. We also involved our valuation specialists to assist in the assessment of the methodology utilized by the Company, performed procedures to corroborate the reasonableness of the significant assumptions utilized in the developing the fair value estimates, and performed corroborative calculations to assess the reasonableness of the acquired building asset. For example, our valuation specialists (i) used independently identified data sources to evaluate the appropriateness of management’s selected comparable land sales, (ii) calculated the building value using the replacement cost approach and reconciled it to the recorded value, and (iii) obtained market specific information for the revenue growth rates, discount rates, market rental rates, and capitalization rates to corroborate the market information utilized by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Los Angeles, California

February 19, 2020

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a)(1) and Item 15(a)(2))

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2019	2018
ASSETS

Cash and cash equivalents	$62,786	$37,379

Real estate facilities, at cost
Land	846,635	758,542
Buildings and improvements	2,206,134	2,138,659
	3,052,769	2,897,201
Accumulated depreciation	(1,159,769)	(1,087,102)
	1,893,000	1,810,099
Properties held for sale, net	11,502	140,384
Land and building held for development, net	28,110	30,848
	1,932,612	1,981,331
Rent receivable	1,392	1,403
Deferred rent receivable	32,993	33,308
Other assets	16,660	15,173
Total assets	$2,046,443	$2,068,594

LIABILITIES AND EQUITY

Accrued and other liabilities	$84,632	$85,141
Total liabilities	84,632	85,141
Commitments and contingencies
Equity
PS Business Parks, Inc.’s shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
37,790 and 38,390 shares issued and outstanding at
December 31, 2019 and 2018, respectively,
at liquidation preference	944,750	959,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,440,953 and 27,362,101 shares issued and outstanding at
December 31, 2019 and 2018, respectively	274	274
Paid-in capital	736,986	736,131
Accumulated earnings (deficit)	63,666	69,207
Total PS Business Parks, Inc.’s shareholders’ equity	1,745,676	1,765,362
Noncontrolling interests	216,135	218,091
Total equity	1,961,811	1,983,453
Total liabilities and equity	$2,046,443	$2,068,594

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For The Years Ended December 31,
	2019	2018	2017

Rental income	$429,846	$413,516	$402,179

Expenses
Cost of operations	128,343	124,630	122,348
Depreciation and amortization	104,249	99,242	94,270
General and administrative	13,761	12,072	12,671
Total operating expenses	246,353	235,944	229,289

Interest and other income	4,492	1,510	942
Interest and other expense	(657)	(665)	(1,285)
Equity in loss of unconsolidated joint venture	—	—	(805)
Gain on sale of real estate facilities	16,644	93,484	1,209
Gain on sale of development rights	—	—	6,365
Net income	203,972	271,901	179,316
Allocation to noncontrolling interests	(29,006)	(45,199)	(24,279)
Net income allocable to PS Business Parks, Inc.	174,966	226,702	155,037
Allocation to preferred shareholders based upon
Distributions	(54,346)	(51,880)	(52,873)
Redemptions (Note 9)	(11,007)	—	(10,978)
Allocation to restricted stock unit holders	(910)	(1,923)	(761)
Net income allocable to common shareholders	$108,703	$172,899	$90,425

Net income per common share
Basic	$3.96	$6.33	$3.32
Diluted	$3.95	$6.31	$3.30

Weighted average common shares outstanding
Basic	27,418	27,321	27,207
Diluted	27,526	27,422	27,412

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

							Total PS
							Business Parks,
	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity	Interests	Equity
Balances at December 31, 2016	35,190	$879,750	27,138,138	$271	$733,671	$(433)	$1,613,259	$197,455	$1,810,714
Issuance of preferred stock,
net of issuance costs	17,200	430,000	—	—	(14,221)	—	415,779	—	415,779
Redemption of preferred stock,
net of issuance costs	(14,000)	(350,000)	—	—	10,978	(10,978)	(350,000)	—	(350,000)
Issuance of common stock in connection
with stock-based compensation	—	—	116,469	1	4,217	—	4,218	—	4,218
Stock compensation, net	—	—	—	—	4,016	—	4,016	—	4,016
Cash paid for taxes in lieu of shares upon
vesting of restricted stock units	—	—	—	—	(3,865)	—	(3,865)	—	(3,865)
Net income	—	—	—	—	—	155,037	155,037	24,279	179,316
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(52,873)	(52,873)	—	(52,873)
Common stock ($3.40)	—	—	—	—	—	(92,531)	(92,531)	—	(92,531)
Noncontrolling interests—common units	—	—	—	—	—	—	—	(24,838)	(24,838)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	271	—	271	(271)	—
Balances at December 31, 2017	38,390	959,750	27,254,607	272	735,067	(1,778)	1,693,311	196,625	1,889,936
Issuance of common stock in connection
with stock-based compensation	—	—	107,494	2	3,008	—	3,010	—	3,010
Stock compensation, net	—	—	—	—	3,032	—	3,032	—	3,032
Cash paid for taxes in lieu of shares upon
vesting of restricted stock units	—	—	—	—	(4,981)	—	(4,981)	—	(4,981)
Consolidation of joint venture (see Note 3)	—	—	—	—	—	—	—	4,032	4,032
Net income	—	—	—	—	—	226,702	226,702	45,199	271,901
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(51,880)	(51,880)	—	(51,880)
Common stock ($3.80)	—	—	—	—	—	(103,837)	(103,837)	—	(103,837)
Noncontrolling interests—common units	—	—	—	—	—	—	—	(27,760)	(27,760)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	5	—	5	(5)	—
Balances at December 31, 2018	38,390	959,750	27,362,101	274	736,131	69,207	1,765,362	218,091	1,983,453
Issuance of preferred stock,
net of issuance costs	13,000	325,000	—	—	(8,962)	—	316,038	—	316,038
Redemption of preferred stock,
net of issuance costs	(13,600)	(340,000)	—	—	11,007	(11,007)	(340,000)	—	(340,000)
Issuance of common stock in connection
with stock-based compensation	—	—	78,852	—	969	—	969	—	969
Stock compensation, net	—	—	—	—	4,046	—	4,046	—	4,046
Cash paid for taxes in lieu of shares upon
vesting of restricted stock units	—	—	—	—	(6,350)	—	(6,350)	—	(6,350)
Net income	—	—	—	—	—	174,966	174,966	29,006	203,972
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(54,346)	(54,346)	—	(54,346)
Common stock ($4.20)	—	—	—	—	—	(115,154)	(115,154)	—	(115,154)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(30,683)	(30,683)
Joint Venture	—	—	—	—	—	—	—	(134)	(134)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	145	—	145	(145)	—
Balances at December 31, 2019	37,790	$944,750	27,440,953	$274	$736,986	$63,666	$1,745,676	$216,135	$1,961,811

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For The Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$203,972	$271,901	$179,316
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization expense	104,249	99,242	94,270
Tenant improvement reimbursement amortization,
net of lease incentive amortization	(1,028)	(2,226)	(2,183)
Equity in loss of unconsolidated joint venture	—	—	805
Gain on sale of real estate facilities and development rights	(16,644)	(93,484)	(7,574)
Stock compensation expense	4,956	4,174	4,777
Amortization of financing costs	544	537	475
Other, net	(5,454)	(3,991)	1,728
Total adjustments	86,623	4,252	92,298
Net cash provided by operating activities	290,595	276,153	271,614
Cash flows from investing activities
Capital expenditures to real estate facilities	(39,365)	(38,663)	(50,219)
Capital expenditures to land and building held for development	(5,278)	(1,183)	(1,549)
Investment in and advances to unconsolidated joint venture	—	—	(34,513)
Acquisition of real estate facilities	(134,278)	(142,399)	—
Proceeds from sale of real estate facilities	144,599	145,097	2,144
Proceeds from sale of development rights	—	—	4,900
Consolidation of joint venture	—	1,082	—
Net cash used in investing activities	(34,322)	(36,066)	(79,237)
Cash flows from financing activities
Borrowings on credit facility	70,000	50,000	250,000
Repayment of borrowings on credit facility	(70,000)	(50,000)	(250,000)
Payment of financing costs	(296)	(307)	(858)
Proceeds from the exercise of stock options	969	3,010	4,218
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(6,350)	(4,981)	(3,865)
Redemption of preferred stock	(340,000)	(130,000)	(450,000)
Net proceeds from the issuance of preferred stock	316,038	—	415,779
Cash paid to restricted stock unit holders	(910)	(1,142)	(761)
Distributions paid to preferred shareholders	(54,346)	(52,573)	(52,180)
Distributions paid to common shareholders	(115,154)	(103,837)	(92,531)
Distributions paid to noncontrolling interests—common units	(30,683)	(27,760)	(24,838)
Distributions paid to noncontrolling interests—joint venture	(134)	—	—
Net cash used in financing activities	(230,866)	(317,590)	(205,036)
Net increase (decrease)in cash and cash equivalents	25,407	(77,503)	(12,659)
Cash, cash equivalents and restricted cash at the beginning of the period	38,467	115,970	128,629
Cash, cash equivalents and restricted cash at the end of the period	$63,874	$38,467	$115,970

Supplemental disclosures
Interest paid	$67	$40	$1,188

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For The Years Ended December 31,
	2019	2018	2017
Supplemental schedule of non-cash investing and financing activities
Adjustment to noncontrolling interests—common units in the OP
Noncontrolling interests—common units	$(145)	$(5)	$(271)
Paid-in capital	$145	$5	$271
Preferred redemption allocation
Paid-in capital	$11,007	$—	$10,978
Accumulated earnings (deficit)	$(11,007)	$—	$(10,978)
Preferred stock called for redemption
Preferred stock called for redemption and reclassified to liabilities	$—	$—	$130,000
Preferred stock called for redemption and reclassified from equity	$—	$—	$(130,000)
Consolidation of joint venture
Land	$—	$21,814	$—
Buildings and improvements	$—	$84,903	$—
Other, net	$—	$(1,787)	$—
Investment in and advances to unconsolidated joint venture	$—	$(100,898)	$—
Noncontrolling interests—joint venture	$—	$(4,032)	$—
Accrued preferred stock distributions
Accrued and other liabilities	$—	$—	$693
Accumulated earnings (deficit)	$—	$—	$(693)

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2019, PSB owned 79.0% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and our consolidated joint venture that owns a 395-unit multifamily apartment complex in Tysons, Virginia, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS also owns 7.2 million common shares and would own 41.6% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. As of December 31, 2019, the Company owned and operated 27.6 million rentable square feet of commercial space in six states and held a 95.0% interest in a 395-unit multifamily apartment complex in Tysons, Virginia. The Company also manages for a fee approximately 438,000 rentable square feet on behalf of PS.

References herein to the number of properties, apartment units or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm's audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets as of December 31, 2019, 2018 and 2017 (in thousands):

	For The Years Ended December 31,
	2019	2018	2017
Consolidated balance sheets
Cash and cash equivalents	$62,786	$37,379	$114,882
Restricted cash included in
Land and building held for development, net	1,088	1,088	1,088
Cash, cash equivalents and restricted cash
at the end of the period	$63,874	$38,467	$115,970

During 2017, in conjunction with seeking entitlements to develop our multifamily projects in Tysons, Virginia, we contributed $1.1 million into an escrow account for the future development of an athletic field. This amount is reflected in the table above as restricted cash included in land and building held for development, net.

Carrying values of the Company’s Credit Facility (as defined in Note 6) approximate fair value. The characteristics of these financial instruments, market data and other comparative metrics utilized in determining these fair values are “Level 2” inputs.

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

Property held for sale or development

Real estate is classified as held for sale when the asset is being marketed for sale and we expect that a sale is likely to occur in the next 12 months. Real estate is classified as held for development when it is no longer used in its original form and likely that it will be developed to an alternate use. Property held for sale are not depreciated.

Intangible assets/liabilities

When we acquire real estate facilities, an intangible asset is recorded as other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded as other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of December 31, 2019, the value of above-market in-place rents resulted in net intangible assets of $1.2 million, net of $10.6 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $2.4 million, net of $11.4 million of accumulated amortization. As of December 31, 2018, the value of above-market in-place rents resulted in net intangible assets of $1.8 million, net of $10.0 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $1.8 million, net of $10.8 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place leases (i.e., customer lease-up costs) is recorded as other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of December 31, 2019, the value of acquired in-place leases resulted in net intangible assets of $5.7 million, net of $4.1 million of accumulated amortization. As of December 31, 2018, the value of acquired in-place leases resulted in net intangible assets of $4.7 million, net of $1.3 million of accumulated amortization.

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

Accrued and other liabilities

Accrued and other liabilities consist primarily of rents prepaid by our customers, trade payables, property tax accruals, accrued payroll and contingent loss accruals when probable and estimable, as well as the intangible liabilities discussed above. We disclose the nature of significant unaccrued losses that are reasonably possible of occurring and, if estimable, a range of exposure. The fair value of accrued and other liabilities approximate book value due to the short period until settlement.

Other assets

Other assets are comprised primarily of prepaid expenses, as well as the intangible assets discussed above. The fair value of other assets approximate book value due to the short period until settlement.

Revenue recognition

We recognize the aggregate rent to be collected (including the impact of escalators and concessions) under leases ratably throughout the non-cancellable lease term on a “straight-line” basis, commencing when the customer takes control of the leased space. Cumulative straight-line rent recognized in excess of amounts billed per the lease term is presented as “deferred rent receivable” on our consolidated balance sheets. The Company presents reimbursements from customers for real estate taxes and other recoverable operating expenses under a single lease component presentation as the timing and pattern of transfer of such reimbursements are the same as base rent, and the combined single component of such leases are classified as operating leases. Accordingly, the Company recognizes such variable lease payments resulting from the reimbursements from customers for real estate taxes and other recoverable operating expenses as rental income in the period the applicable costs are incurred.

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

Income taxes

We have elected to be treated as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we do not incur federal income tax if we distribute substantially all of our “REIT taxable income” each year, and if we meet certain organizational and operational requirements. We believe we have met these REIT requirements for all periods presented herein. Accordingly, we have recorded no federal income tax expense related to our “REIT taxable income.”

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of December 31, 2019 and 2018, we did not recognize any tax benefit for uncertain tax positions.

Accounting for preferred equity issuance costs

We record issuance costs as a reduction to paid-in capital on our consolidated balance sheets at the time the preferred securities are issued and reflect the carrying value of the preferred equity at its redemption value. An additional allocation of income is made from the common shareholders to the preferred shareholders in the amount of the original issuance costs, and we reclassify the redemption value from equity to liabilities when we call preferred shares for redemption. Such liability is relieved once the preferred shares are redeemed.

Net income per common share

Notwithstanding the presentation of income allocations on our consolidated statements of income, net income is allocated to (a) preferred shareholders, for distributions paid or payable, (b) preferred shareholders, to the extent redemption value exceeds the related carrying value (a “Preferred Redemption Allocation”), (c) our joint venture partner in proportion to their percentage interest in the joint venture, to the extent the consolidated joint venture produces net income or loss during the period and (d) restricted stock unit (“RSU”) holders, for non-forfeitable dividends paid adjusted for participation rights in undistributed earnings. The remaining net income is allocated to the common partnership units and our common shareholders, respectively, based upon the pro-rata aggregate number of units and shares outstanding.

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

	2019	2018	2017
Calculation of net income allocable to common shareholders
Net income	$203,972	$271,901	$179,316
Net (income) loss allocated to
Preferred shareholders based upon distributions	(54,346)	(51,880)	(52,873)
Preferred shareholders based upon redemptions	(11,007)	—	(10,978)
Noncontrolling interests—joint venture	(44)	1,030	—
Restricted stock unit holders	(910)	(1,923)	(761)
Net income allocable to common shareholders
and noncontrolling interests—common units	137,665	219,128	114,704
Net income allocation to noncontrolling interests—
common units	(28,962)	(46,229)	(24,279)
Net income allocable to common shareholders	$108,703	$172,899	$90,425

Calculation of common partnership units as a percentage of common share equivalents
Weighted average common shares outstanding	27,418	27,321	27,207
Weighted average common partnership units outstanding	7,305	7,305	7,305
Total common share equivalents	34,723	34,626	34,512
Common partnership units as a percentage of common
share equivalents	21.0%	21.1%	21.2%

Weighted average common shares outstanding
Basic weighted average common shares outstanding	27,418	27,321	27,207
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	108	101	205
Diluted weighted average common shares outstanding	27,526	27,422	27,412

Segment reporting

The Company has two operating segments: (i) the acquisition, development, ownership and management of commercial real estate and (ii) the acquisition, development, ownership and management of multifamily real estate, but has only one reportable segment as the multifamily segment does not meet the quantitative thresholds necessary to require reporting as a separate segment.

Reclassifications

The divisional vice presidents’ compensation costs totaling $1.9 million and $3.0 million for the years ended December 31, 2018 and 2017, respectively, have been reclassified from cost of operations into general and administrative expense on the consolidated statements of income in the years ended December 31, 2018 and 2017 in order to conform to the current period’s presentation. Certain other reclassifications have been made to the consolidated financial statements for 2018 in order to conform to the 2019 presentation, including reclassifying assets sold in 2019 as well as reclassifying a 113,000 square foot asset held for sale as of December 31, 2019 from “real estate facilities, at costs” totaling $140.4 million as of December 31, 2018 into “properties held for sale, net” on our consolidated balance sheets.

Recently issued accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”s) 2016-02, Leases (the “Lease Standard”). The standard applies to substantially all of our revenue generating activities.

Lessor accounting

The Lease Standard directs how we account for payments from the elements of our leases that are generally fixed and determinable at the inception of the lease (“Fixed Lease Payments”) while ASU 2014-09, Revenue from Contracts with

Customers (“Revenue Standard”), directs how we account for the non-lease components of our lease contracts, primarily expense reimbursements (“Non-Lease Payments”).

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

Under the Lease Standard, a set of practical expedients for implementation, which required election as a package and for all leases, was elected as part of our adoption of the Lease Standard. These practical expedients include (i) relief from re-assessing whether an expired or existing contract meets the definition of a lease, (ii) relief from re-assessing the classification of expired or existing leases at the adoption date and (iii) allowing previously capitalized initial direct leasing costs to continue to be amortized.

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

We recognized revenue from our lease arrangements aggregating to $429.8 million, $413.5 million and $402.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. This revenue consisted primarily of rental income from operating leases and the related variable lease payments resulting from reimbursements of property operating expenses. Rental income was $333.3 million, $322.3 million and $311.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Variable lease payments were $96.5 million, $91.2 million and $90.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Lease Standard provides two approaches to account for uncollectible customer receivable balances and deferred rent receivables balances: (i) an impairment model approach or (ii) a reserve approach in accordance to ASU 450-20, Contingencies - Loss Contingencies (“Contingencies - Loss Contingencies Standard”). Under the impairment model, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis, plus any accruable variable lease payments for those customer receivable balances deemed uncollectible. After completing the impairment model approach, a lessor may also choose to apply the reserve approach. Under the reserve approach, a lessor records a reserve for a portion of the receivable balances, based on historical data, for uncollectible amounts. A lessor that chooses the reserve approach will have to apply the guidance from both the Lease Standard and Contingencies - Loss Contingencies Standard. The Company has elected the impairment model approach to account for its uncollectible customer receivable balances and deferred rent receivable balances. The Company’s uncollectible receivable balances policy is consistent with the impairment model approach as the Company writes off uncollectible receivable balances in the period the amounts are deemed uncollectible. Therefore, our rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis, plus any accruable variable lease payments for those customer receivable balances deemed uncollectible.

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

Lessee accounting

Under the Lease Standard, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on whether the lease is effectively a finance purchase of the leased asset by the lessee. This classification determines whether the lease expense is recognized based on an effective interest method or a straight-line basis over the term of the lease. For most leases with a term of greater than 12 months, in which we are the lessee, the present value of future lease payments is recognized on our balance sheet as a right-of-use (“ROU”) asset and a related liability is also recorded. On January 1, 2019, the Company recorded a ROU asset of $1.7 million, included in “other assets” on our consolidated balance sheets and a corresponding liability of $1.7 million under “accrued and other liabilities”, relating to our existing ground lease arrangements. These operating leases were recognized based on the present value of the future minimum lease payments over the lease term. As these leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of future payments. The discount rate used to determine the present value of these operating leases’ future payments was 4.20%. These ground leases expire in 2029 and 2030 and do not have an option to extend. As of December 31, 2019, the remaining lease terms were 9.8 years and 10.1 years. Lease expense for minimum lease payments is recognized in the period the applicable costs are incurred as monthly rent for these operating leases are constant and without contractual increases throughout the remaining terms of these leases. Other than the ground leases discussed above the adoption of the Lease Standard did not result in a material impact to our consolidated financial statements from the initial recognition of each lease liability or from the pattern of recognition subsequent to adoption.

3. Real estate facilities

The activity in real estate facilities for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2016	$710,922	$1,893,520	$(943,156)	$1,661,286
Capital expenditures	—	51,909	—	51,909
Disposals (1)	—	(13,919)	13,919	—
Depreciation and amortization expense	—	—	(94,270)	(94,270)
Transfer to properties held for sale	—	(7,351)	9,650	2,299
Balances at December 31, 2017	710,922	1,924,159	(1,013,857)	1,621,224
Acquisition of real estate facilities	25,806	112,230	—	138,036
Consolidation of joint venture	21,814	84,903	—	106,717
Capital expenditures	—	38,904	—	38,904
Disposals (1)	—	(17,345)	17,345	—
Depreciation and amortization expense	—	—	(96,732)	(96,732)
Transfer to properties held for sale	—	(4,192)	6,142	1,950
Balances at December 31, 2018	758,542	2,138,659	(1,087,102)	1,810,099
Acquisition of real estate facilities	88,093	44,313	—	132,406
Capital expenditures	—	40,092	—	40,092
Disposals (1)	—	(15,796)	15,796	—
Depreciation and amortization expense	—	—	(93,416)	(93,416)
Transfer to properties held for sale	—	(1,134)	4,953	3,819
Balances at December 31, 2019 (2)	$846,635	$2,206,134	$(1,159,769)	$1,893,000

____________________________

(1)Disposals primarily represent the book value of tenant improvements that have been removed upon the customer vacating their space.

(2)Land, building and improvements, and accumulated depreciation, respectively, totaling $58.1 million, $236.3 million and $154.0 million were reclassified as of December 31, 2018 to “properties held for sale, net” representing 1.3 million rentable square feet sold in 2019 and a 113,000 square foot building held for sale as of December 31, 2019.

The unaudited December 31, 2019 net federal tax basis of real estate facilities was approximately $1.8 billion.

As of December 31, 2019, we have commitments, pursuant to executed leases throughout our portfolio, to spend $9.6 million on transaction costs, which include tenant improvements and lease commissions.

The purchase price of acquired properties is allocated to land, buildings and improvements (including tenant improvements, unamortized lease commissions, acquired in-place lease values and customer relationships, if any), intangible assets and intangible liabilities (see Note 2), based upon the relative fair value of each component, which are evaluated independently.

The Company must make significant assumptions in determining the fair value of assets acquired and liabilities assumed, which can affect the recognition and timing of revenue and depreciation and amortization expense. The fair value of land is estimated based upon, among other considerations, comparable sales of land within the same region. The fair value of buildings and improvements is determined using a combination of the income and replacement cost approaches which both utilize available market information relevant to the acquired property. The fair value of other acquired assets including tenant improvements and unamortized lease commissions are determined using the replacement cost approach. The amount recorded to acquired in-place leases is also determined utilizing the income approach using market assumptions which are based on management’s assessment of current market conditions and the estimated lease-up periods for the respective spaces. Transaction costs related to asset acquisitions are capitalized.

Subsequent to December 31, 2019, we acquired a multi-tenant industrial park comprised of approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs.

On December 20, 2019, we acquired a multi-tenant flex park comprised of approximately 79,000 rentable square feet in Santa Clara, California, for a total purchase price of $16.8 million, inclusive of capitalized transaction costs.

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

We did not acquire any properties during the year ended December 31, 2017.

The following table summarizes the assets acquired and liabilities assumed for the years ended December 31, (in thousands):

	2019	2018	2017
Land	$88,093	$25,806	$—
Buildings and improvements	44,313	112,230	—
Other assets (above-market in-place rents)	—	1,487	—
Accrued and other liabilities (below-market in-place rents)	(1,241)	(1,790)	—
Other assets (in-place lease value)	3,777	6,033	—
Total purchase price	134,942	143,766	—
Net operating assets acquired and liabilities assumed	(664)	(1,367)	—
Total cash paid	$134,278	$142,399	$—

The following table summarizes the assets acquired and liabilities assumed related to the consolidation of the joint venture, which was accounted for as an asset acquisition, as of January 1, 2018 (see Note 4) (in thousands):

Land	$21,814
Buildings and improvements	84,903
Other assets (in-place lease value)	1,199
Total consolidated joint venture	107,916
Noncontrolling interest in consolidated joint venture	(4,032)
Net book value of joint venture at consolidation	$103,884

On March 31, 2017, we sold development rights we held to build medical office buildings on land adjacent to our Westech Business Park in Silver Spring, Maryland for $6.5 million. We received net sale proceeds of $6.4 million, of which $4.9 million was received in 2017 and $1.5 million was received in prior years. We recorded a net gain of $6.4 million for the year ended December 31, 2017.

Properties Sold

Subsequent to December 31, 2019, we sold a 113,000 square foot office building located at Metro Park North in Rockville, Maryland, that was held for sale as of December 31, 2019, for a gross sales price of $30.0 million. On October 8, 2019, the Company also sold 1.3 million rentable square feet of flex and office business parks located in Rockville and Silver Spring, Maryland, for net sale proceeds of $144.6 million, which resulted in a gain of $16.6 million. We determined that these sales did not meet the criteria for discontinued operations presentation, as the sales of such assets did not represent a strategic shift that will have a major effect on our operations and financial results. As a result of this determination, the assets are separately presented as held for sale in the consolidated balance sheets as of December 31, 2019 and 2018.

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

4. Investment in and advances to unconsolidated joint venture

The Company has a 95.0% interest in a 395-unit multifamily apartment complex on a five-acre site within the Company’s 628,000 square foot office park located in Tysons, Virginia. An unrelated real estate development company (the “JV Partner”) holds the remaining 5.0%. On January 1, 2018, the Company began to consolidate the joint venture due to changes to the joint venture agreement that gave the Company control of the joint venture.

Prior to January 1, 2018, the Company accounted its investment in the joint venture using the equity method. The Company reflected the aggregate cost of the contributed site and improvements, its equity contributions and loan advances, as well as capitalized third party interest incurred as investment in and advances to unconsolidated joint venture. For the year ended December 31, 2017, the Company made loan advances of $34.1 million and capitalized $506,000 of interest.

During the year ended December 31, 2017, the Company recorded an equity loss in the unconsolidated joint venture of $805,000, comprised of net operating income of $375,000 and depreciation expense of $1.2 million.

5. Leasing activity

The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses that may be collectable under these leases, is as follows as of December 31, 2019 (in thousands):

2020	$285,207
2021	228,542
2022	162,259
2023	111,511
2024	76,000
Thereafter	109,991
Total (1)	$973,510

____________________________

(1)Excludes future minimum rental income from an asset held for sale.

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $96.5 million, $91.2 million and $90.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. These variable lease payment amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.2% of total leased square footage are subject to termination options, of which 1.9% of total leased square footage have termination options exercisable through December 31, 2020 (unaudited). In general, these leases provide for termination payments to us should the termination options be exercised. Certain leases also have an option to extend the terms of the lease. The future minimum rental income in the above table assumes termination options and lease extension options are not exercised.

6. Bank loans

We have an unsecured revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). We had no balance outstanding on our Credit Facility at December 31, 2019 and 2018. The Company had $461,000 and $691,000 of total unamortized loan origination costs as of December 31, 2019 and 2018, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with at December 31, 2019. Interest on outstanding borrowings is payable monthly.

7. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $213.2 million and $215.1 million at December 31, 2019 and 2018, respectively, and (ii) the JV Partner’s 5.0% interest in a joint venture owning a 395-unit multifamily apartment complex, totaling $2.9 million and $3.0 million at December 31, 2019 and 2018, respectively.

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

In allocating net income and presenting equity, we treat the common partnership units as if converted to common shares. Accordingly, they receive the same net income allocation per unit as a common share and are adjusted each period to have the same equity per unit as a common share, totaling $29.0 million, $46.2 million and $24.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

JV Partner

In conjunction with consolidating the joint venture on January 1, 2018, we recorded noncontrolling interest of $4.0 million related to the JV Partner’s 5.0% interest in a joint venture owning a 395-unit multifamily apartment complex. A total of $44,000 in income and $1.0 million in loss was allocated to the JV Partner during the years ended December 31, 2019 and 2018, respectively. Distributions of $134,000 were paid to the JV during the year ended December 31, 2019 and none were paid during 2018.

8. Related party transactions

We manage certain industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues, which is included in “interest and other income” on our consolidated statements of income. Management fee revenues were $287,000, $407,000 and $506,000 for the years ended December 31, 2019, 2018 and 2017, respectively. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $373,000, $472,000 and $537,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were $98,000, $96,000 and $92,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling $75,000, $65,000 and $61,000 for the three years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included under “cost of operations” on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $1.2 million, $1.2 million and $1.3 million, respectively, for costs PS incurred on our behalf for the years ended December 31, 2019, 2018 and 2017. PS reimbursed us $39,000, $38,000 and $31,000 costs we incurred on their behalf for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company had net amounts due to PS of $106,000 at December 31, 2019 and due from PS of $43,000 at December 31, 2018 for these contracts, as well as certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity

Preferred stock

As of December 31, 2019 and 2018, the Company had the following series of preferred stock outstanding:

				December 31, 2019		December 31, 2018
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series W	October, 2016	October, 2021	5.200%	7,590	$189,750	7,590	$189,750
Series X	September, 2017	September, 2022	5.250%	9,200	230,000	9,200	230,000
Series Y	December, 2017	December, 2022	5.200%	8,000	200,000	8,000	200,000
Series Z	November, 2019	November, 2024	4.875%	13,000	325,000	—	—
Series U	September, 2012	September, 2017	5.750%	—	—	9,200	230,000
Series V	March, 2013	March, 2018	5.700%	—	—	4,400	110,000
Total				37,790	$944,750	38,390	$959,750

On December 30, 2019, the Company completed the redemption of its 5.75% Cumulative Preferred Stock, Series U, at par of $230.0 million as well as its 5.70% Cumulative Preferred Stock, Series V, at par of $110.0 million. The Company recorded a Preferred Redemption Allocation of $11.0 million for the year ended December 31, 2019.

On November 4, 2019, we issued $325.0 million or 13,000,000 depositary shares representing interests in our 4.875% Cumulative Preferred Stock, Series Z, at $25.00 per depositary share. The 4.875% Series Z Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption. We received $316.0 million in net issuance proceeds.

On January 3, 2018, we completed the redemption of our remaining 6.00% Cumulative Preferred Stock, Series T, at par of $130.0 million. We recorded a Preferred Redemption Allocation of $4.1 million in the year ended December 31, 2017 and reclassified the shares from equity to “preferred stock called for redemption” on our consolidated balance sheets at December 31, 2017.

On December 7, 2017, we issued $200.0 million or 8,000,000 depositary shares representing interests in our 5.20% Cumulative Preferred Stock, Series Y, at $25.00 per depositary share. The 5.20% Series Y Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption. We received $193.6 million in net issuance proceeds.

On October 30, 2017, we completed a partial redemption of 8,800,000 of our outstanding 14,000,000 depositary shares representing interests in our 6.0% Cumulative Preferred Stock, Series T, at par of $220.0 million. We recorded a Preferred Redemption Allocation of $6.9 million for the year ended December 31, 2017.

On September 21, 2017, we issued $230.0 million or 9,200,000 depositary shares representing interests in our 5.25% Cumulative Preferred Stock, Series X, at $25.00 per depositary share. The 5.25% Series X Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption. We received $222.2 million in net issuance proceeds.

We paid $54.3 million, $52.6 million and $52.2 million in distributions to our preferred shareholders for the years ended December 31, 2019, 2018 and 2017, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At December 31, 2019, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock and units

We paid $115.2 million ($4.20 per common share), $103.8 million ($3.80 per common share) and $92.5 million ($3.40 per common share) in distributions to our common shareholders for the years ended December 31, 2019, 2018 and 2017, respectively. We paid $30.7 million ($4.20 per common unit), $27.8 million ($3.80 per common unit), and $24.8 million ($3.40 per common unit) in distributions to our common unit holders for the years ended December 31, 2019, 2018 and 2017, respectively.

The portion of the distributions classified as ordinary income was 100.0%, 99.3% and 95.9% for the years ended December 31, 2019, 2018 and 2017, respectively. The portion of the distributions classified as long-term capital gain income was 0.0%, 0.7% and 4.1% for the years ended December 31, 2019, 2018 and 2017, respectively. The percentages in the two preceding sentences are unaudited.

During the three months ended June 30, 2018, the Board increased our quarterly dividend from $0.85 per common share to $1.05 per common share. During the three months ended March 31, 2017, the Board increased our quarterly dividend from $0.75 per common share to $0.85 per common share.

Equity stock

The Company is authorized to issue 100.0 million shares of Equity Stock. The Articles of Incorporation provide that Equity Stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock. As of December 31, 2019 and 2018, no equity stock had been issued.

10. Stock compensation

Under various share-based compensation plans, PSB grants non-qualified options to purchase the Company’s common shares at a price not less than fair value on the date of grant, as well as RSUs, to certain directors, officers and key employees.

The service period for stock options and RSUs begins when (i) the Company and the recipient reach a mutual understanding of the key terms of the award, (ii) the award has been authorized, (iii) the recipient is affected by changes in the market price of our stock and (iv) it is probable that any performance conditions will be met, and ends when the stock options or RSUs vest.

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

	2019	2018	2017
Stock option expense for the year ( in 000's)	$299	$236	$209
Aggregate exercise date intrinsic value of options exercised during the year (in 000's)	$1,567	$2,752	$5,177

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	2.0%	2.8%	1.9%
Expected volatility, based upon historical volatility	22.2%	20.8%	17.5%
Expected dividend yield	2.6%	2.9%	2.8%

Average estimated value of options granted during the year	$26.85	$18.11	$14.42

As of December 31, 2019, there was $1.2 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.9 years.

Cash received from 15,585 stock options exercised during the year ended December 31, 2019 was $969,000. Cash received from 44,994 stock options exercised during the year ended December 31, 2018 was $3.0 million. Cash received from 73,246 stock options exercised during the year ended December 31, 2017 was $4.2 million.

Information with respect to stock options during 2019, 2018 and 2017 is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2016	229,655	$68.93
Granted	16,000	$121.57
Exercised	(73,246)	$57.59
Forfeited	—	$—
Outstanding at December 31, 2017	172,409	$78.63
Granted	16,000	$115.45
Exercised	(44,994)	$66.88
Forfeited	—	$—
Outstanding at December 31, 2018	143,415	$86.42
Granted	34,000	$163.95
Exercised	(15,585)	$62.15
Forfeited	(4,000)	$110.04
Outstanding at December 31, 2019	157,830	$104.92	5.90 Years	$9,652
Exercisable at December 31, 2019	87,030	$79.93	3.98 Years	$7,392

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

Subsequent to December 31, 2019, the Company entered into an annual performance-based RSU program (“2020 Incentive Program”) with certain employees of the Company. Under the Program, certain employees will be eligible to receive RSUs subject to achievement of a pre-established performance target based on growth in the Company’s net asset value per share, as computed by the Company pursuant to the terms of the 2020 Incentive Program. In the event the pre-established target is achieved, the employees will receive the target award, except that the Company may adjust the actual award to 75%-125% of the target award based on the Company’s assessment of whether certain strategic and operational goals were accomplished in the performance period. The implementation of the 2020 Incentive Program does not have an impact on our consolidated financial statements for all periods presented herein.

RSUs related to the 2020 Incentive Program will be awarded on or around March 1 of the subsequent year. RSUs awarded under the 2020 Incentive Program will vest in five equal installments, with the first installment vesting on the award date. RSU holders will earn dividend equivalent rights during the vesting period.

Information with respect to RSUs during 2019, 2018 and 2017 is as follows (dollar amounts in thousands):

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2016	144,693	$12,346
Granted	113,750	10,748
Vested	(76,994)	(6,597)
Forfeited	(16,366)	(1,381)
Nonvested at December 31, 2017	165,083	15,116
Granted	194,450	18,431
Vested	(106,103)	(9,256)
Forfeited	(10,140)	(905)
Nonvested at December 31, 2018	243,290	23,386
Granted	6,400	1,137
Vested	(95,500)	(8,753)
Forfeited	(3,342)	(345)
Nonvested at December 31, 2019	150,848	$15,425

As of December 31, 2019, there was $6.9 million of unamortized compensation expense related to RSUs expected to be recognized over a weighted average period of 3.1 years.

(In thousands, except number of shares)	2019	2018	2017
Restricted share unit expense	$3,196	$3,727	$4,279
Common shares issued upon vesting	55,267	62,500	43,223
Fair value of vested shares on vesting date	$15,078	$12,127	$8,816
Cash paid for taxes in lieu of shares upon vesting of RSUs	$6,350	$4,981	$3,865

In July, 2019, the Company amended the Retirement Plan for Non-Employee Directors (the “Director Retirement Plan”), to increase the maximum shares issued upon retirement for each year served as a director from 8,000 shares to 10,000 shares of common stock. The Company recognizes compensation expense with regard to grants to be issued in the future under the Director Retirement Plan over the requisite service period. For the year ended December 31, 2019, the Company recorded $1.5 million in compensation expense related to these shares compared to $212,000 and $290,000 for the same periods in 2018 and 2017, respectively.

In April, 2019, we issued 8,000 shares to a director upon retirement with an aggregate fair value of $1.2 million. No shares were issued during the years ended December 31, 2018 and 2017.

11. Supplementary quarterly financial data (unaudited, in thousands, except per share data):

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Rental income	$107,825	$107,782	$108,064	$106,175
Cost of operations	$33,593	$31,460	$32,468	$30,822
Net income allocable to
common shareholders	$26,321	$28,579	$26,312	$27,491
Net income per share
Basic	$0.96	$1.04	$0.96	$1.00
Diluted	$0.96	$1.04	$0.96	$1.00

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Rental income	$103,759	$101,824	$103,808	$104,125
Cost of operations	$32,456	$30,796	$31,197	$30,181
Net income allocable to
common shareholders	$46,048	$70,221	$25,131	$31,499
Net income per share
Basic	$1.69	$2.57	$0.92	$1.15
Diluted	$1.69	$2.56	$0.92	$1.15

12. Commitments and contingencies

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

PS BUSINESS PARKS, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(IN THOUSANDS)

					Cost
					Capitalized
					Subsequent to	Gross Carrying Amount at
			Initial Cost to Company		Acquisition	December 31, 2019
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Buena Park Industrial Center	Buena Park, CA	317	$3,245	$7,703	$3,327	$3,245	$11,030	$14,275	$8,053	1997	5	-	30
Carson	Carson, CA	77	990	2,496	1,628	990	4,124	5,114	3,255	1997	5	-	30
Cerritos Business Center	Cerritos, CA	395	4,218	10,273	4,604	4,218	14,877	19,095	11,444	1997	5	-	30
Cerritos/Edwards	Cerritos, CA	31	450	1,217	1,615	450	2,832	3,282	2,139	1997	5	-	30
Concord Business Park	Concord, CA	246	12,454	20,491	1,134	12,454	21,625	34,079	7,346	2011	5	-	30
Culver City	Culver City, CA	147	3,252	8,157	6,293	3,252	14,450	17,702	11,544	1997	5	-	30
Bayview Business Park	Fremont, CA	104	4,990	4,831	373	4,990	5,204	10,194	2,026	2011	5	-	30
Christy Business Park	Fremont, CA	334	11,451	16,254	1,457	11,451	17,711	29,162	6,758	2011	5	-	30
Industrial Drive Distribution Center	Fremont, CA	199	7,482	6,812	1,202	7,482	8,014	15,496	2,898	2011	5	-	30
Bay Center Business Park	Hayward, CA	463	19,052	50,501	3,754	19,052	54,255	73,307	18,715	2011	5	-	30
Cabot Distribution Center	Hayward, CA	249	5,859	10,811	532	5,859	11,343	17,202	3,307	2011	5	-	30
Diablo Business Park	Hayward, CA	271	9,102	15,721	1,008	9,102	16,729	25,831	5,710	2011	5	-	30
Eden Landing	Hayward, CA	83	3,275	6,174	168	3,275	6,342	9,617	2,196	2011	5	-	30
Hayward Business Park	Hayward, CA	1,091	28,256	54,418	3,365	28,256	57,783	86,039	18,976	2011	5	-	30
Huntwood Business Park	Hayward, CA	176	7,391	11,819	776	7,391	12,595	19,986	4,348	2011	5	-	30
Parkway Commerce	Hayward, CA	407	4,398	10,433	4,682	4,398	15,115	19,513	11,463	1997	5	-	30
Laguna Hills Commerce Center	Laguna Hills, CA	513	16,261	39,559	8,312	16,261	47,871	64,132	35,966	1997	5	-	30
Plaza Del Lago	Laguna Hills, CA	101	2,037	5,051	4,181	2,037	9,232	11,269	7,221	1997	5	-	30
Canada Business Center	Lake Forest, CA	297	5,508	13,785	6,680	5,508	20,465	25,973	15,657	1997	5	-	30
Dixon Landing Business Park	Milpitas, CA	505	26,301	21,121	3,907	26,301	25,028	51,329	10,154	2011	5	-	30
Monterey/Calle	Monterey, CA	12	288	706	396	288	1,102	1,390	845	1997	5	-	30
Monterey Park	Monterey Park, CA	199	3,078	7,862	1,810	3,078	9,672	12,750	7,516	1997	5	-	30
Port of Oakland	Oakland, CA	200	5,638	11,066	817	5,638	11,883	17,521	4,081	2011	5	-	30
Kearney Mesa	San Diego, CA	164	2,894	7,089	3,373	2,894	10,462	13,356	7,796	1997	5	-	30
Lusk	San Diego, CA	371	5,711	14,049	6,330	5,711	20,379	26,090	15,647	1997	5	-	30
Rose Canyon Business Park	San Diego, CA	233	15,129	20,054	2,716	15,129	22,770	37,899	14,099	2005	5	-	30
Charcot Business Park	San Jose, CA	283	18,654	17,580	1,956	18,654	19,536	38,190	7,531	2011/2014	5	-	30
Las Plumas	San Jose, CA	214	4,379	12,889	6,898	4,379	19,787	24,166	16,302	1998	5	-	30
Little Orchard Distribution Center	San Jose, CA	213	7,725	3,846	288	7,725	4,134	11,859	1,680	2011	5	-	30
Montague Industrial Park	San Jose, CA	316	14,476	12,807	635	14,476	13,442	27,918	5,555	2011	5	-	30
Oakland Road	San Jose, CA	177	3,458	8,765	3,358	3,458	12,123	15,581	9,413	1997	5	-	30
Rogers Ave	San Jose, CA	67	3,540	4,896	573	3,540	5,469	9,009	3,110	2006	5	-	30
Doolittle Business Park	San Leandro, CA	113	3,929	6,231	304	3,929	6,535	10,464	2,259	2011	5	-	30
Bayshore Corporate Center	San Mateo, CA	340	25,108	36,891	7,166	25,108	44,057	69,165	15,622	2013	5	-	30
San Ramon/Norris Canyon	San Ramon, CA	52	1,486	3,642	1,335	1,486	4,977	6,463	3,862	1997	5	-	30
Commerce Park	Santa Clara, CA	251	17,218	21,914	4,105	17,218	26,019	43,237	17,688	2007	5	-	30

					Cost
					Capitalized
					Subsequent to	Gross Carrying Amount at
			Initial Cost to Company		Acquisition	December 31, 2019
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Santa Clara Tech Park	Santa Clara, CA	178	7,673	15,645	4,638	7,673	20,283	27,956	15,504	2000	5	-	30
San Tomas Business Center	Santa Clara, CA	79	12,932	3,549	-	12,932	3,549	16,481	—	2019	5	-	30
Walsh at Lafayette	Santa Clara, CA	321	13,439	17,890	966	13,439	18,856	32,295	7,316	2011	5	-	30
Hathaway Industrial Park	Santa Fe Springs, CA	543	65,494	36,786	20	65,494	36,806	102,300	541	2019	5	-	30
Signal Hill	Signal Hill, CA	343	16,360	16,678	3,363	16,360	20,041	36,401	10,962	1997/2006/2019	5	-	30
Airport Boulevard	So San Francisco, CA	52	899	2,387	809	899	3,196	4,095	2,488	1997	5	-	30
South San Francisco/Produce	So San Francisco, CA	41	776	1,886	527	776	2,413	3,189	1,863	1997	5	-	30
Studio City/Ventura	Studio City, CA	22	621	1,530	552	621	2,082	2,703	1,650	1997	5	-	30
Kifer Industrial Park	Sunnyvale, CA	287	13,227	37,874	1,618	13,227	39,492	52,719	13,038	2011	5	-	30
Torrance	Torrance, CA	147	2,318	6,069	3,584	2,318	9,653	11,971	7,520	1997	5	-	30
Boca Commerce	Boca Raton, FL	135	7,795	9,258	3,198	7,795	12,456	20,251	6,814	2006	5	-	30
MICC	Miami, FL	3,468	95,115	112,583	42,757	95,115	155,340	250,455	100,845	2003/2011/2014	5	-	30
Wellington	Wellington, FL	263	10,845	18,560	2,567	10,845	21,127	31,972	10,789	2006	5	-	30
Ammendale	Beltsville, MD	308	4,278	18,380	11,208	4,278	29,588	33,866	24,289	1998	5	-	30
Gaithersburg/Christopher	Gaithersburg, MD	29	475	1,203	890	475	2,093	2,568	1,550	1997	5	-	30
Gude Drive (Land)	Rockville, MD	—	1,142	—	328	1,142	328	1,470	210	2001	5	-	30
Parklawn Business Park	Rockville, MD	231	3,387	19,628	5,469	3,387	25,097	28,484	11,671	2010	5	-	30
The Grove 270	Rockville, MD	577	11,010	58,364	21,912	11,010	80,276	91,286	31,888	2010/2016	5	-	30
Ben White	Austin, TX	108	1,550	7,015	3,154	1,550	10,169	11,719	6,390	1998	5	-	30
Lamar Business Park	Austin, TX	198	2,528	6,596	7,575	2,528	14,171	16,699	10,732	1997	5	-	30
McKalla	Austin, TX	236	1,945	13,212	2,529	1,945	15,741	17,686	9,036	1998/2012	5	-	30
McNeil	Austin, TX	525	5,477	24,495	5,896	5,477	30,391	35,868	14,055	1999/2010/2012/2014	5	-	30
Rutland	Austin, TX	235	2,022	9,397	2,094	2,022	11,491	13,513	8,819	1998/1999	5	-	30
Waterford	Austin, TX	106	2,108	9,649	4,031	2,108	13,680	15,788	10,553	1999	5	-	30
Braker Business Park	Austin, TX	257	1,874	13,990	2,899	1,874	16,889	18,763	8,118	2010	5	-	30
Mopac Business Park	Austin, TX	117	719	3,579	627	719	4,206	4,925	2,002	2010	5	-	30
Southpark Business Park	Austin, TX	181	1,266	9,882	2,658	1,266	12,540	13,806	6,209	2010	5	-	30
Valwood Business Center	Carrollton, TX	356	2,510	13,859	3,127	2,510	16,986	19,496	6,377	2013	5	-	30
Northway Plaza	Farmers Branch, TX	131	1,742	4,503	1,313	1,742	5,816	7,558	2,075	2013	5	-	30
Springlake Business Center	Farmers Branch, TX	206	2,607	5,715	2,083	2,607	7,798	10,405	3,382	2013/2014	5	-	30
Westwood Business Park	Farmers Branch, TX	112	941	6,884	2,509	941	9,393	10,334	6,287	2003	5	-	30
Eastgate	Garland, TX	36	480	1,203	467	480	1,670	2,150	1,339	1997	5	-	30
Freeport Business Park	Irving, TX	256	4,564	9,506	3,014	4,564	12,520	17,084	5,158	2013	5	-	30
NFTZ (1)	Irving, TX	231	1,517	6,499	3,741	1,517	10,240	11,757	8,309	1998	5	-	30
Royal Tech	Irving, TX	794	13,989	54,113	27,362	13,989	81,475	95,464	58,427	1998-2000/2011	5	-	30
La Prada	Mesquite, TX	56	495	1,235	752	495	1,987	2,482	1,540	1997	5	-	30
The Summit	Plano, TX	184	1,536	6,654	4,523	1,536	11,177	12,713	8,859	1998	5	-	30
Arapaho Business Park	Richardson, TX	408	5,226	10,661	4,716	5,226	15,377	20,603	6,805	2013/2014	5	-	30
Richardson Business Park	Richardson, TX	117	799	3,568	3,101	799	6,669	7,468	5,485	1998	5	-	30
Bren Mar	Alexandria, VA	113	2,197	5,380	4,106	2,197	9,486	11,683	7,522	1997	5	-	30
Eisenhower	Alexandria, VA	95	1,440	3,635	2,745	1,440	6,380	7,820	5,203	1997	5	-	30
Beaumont	Chantilly, VA	107	4,736	11,051	2,066	4,736	13,117	17,853	8,498	2006	5	-	30
Dulles South	Chantilly, VA	99	1,373	6,810	3,498	1,373	10,308	11,681	7,850	1999	5	-	30
Lafayette	Chantilly, VA	197	1,680	13,398	6,593	1,680	19,991	21,671	14,658	1999/2000	5	-	30

					Cost
					Capitalized
					Subsequent to	Gross Carrying Amount at
			Initial Cost to Company		Acquisition	December 31, 2019
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Park East	Chantilly, VA	198	3,851	18,029	10,826	3,851	28,855	32,706	22,490	1999	5	-	30
Fair Oaks Business Park	Fairfax, VA	290	13,598	36,232	10,081	13,598	46,313	59,911	29,269	2004/2007	5	-	30
Monroe	Herndon, VA	244	6,737	18,911	11,856	6,737	30,767	37,504	23,706	1997/1999	5	-	30
Gunston	Lorton, VA	247	4,146	17,872	12,248	4,146	30,120	34,266	21,080	1998	5	-	30
The Mile	McLean, VA	628	38,279	83,596	26,716	38,279	110,312	148,591	52,389	2010/2011	5	-	30
Prosperity at Merrifield	Merrifield, VA	659	23,147	67,575	37,585	23,147	105,160	128,307	71,749	2001	5	-	30
Alban Road	Springfield, VA	150	1,935	4,736	5,177	1,935	9,913	11,848	8,083	1997	5	-	30
I-95	Springfield, VA	210	3,535	15,672	14,466	3,535	30,138	33,673	23,247	2000	5	-	30
Fullterton Road Industrial Park	Springfield, VA	243	7,438	24,971	702	7,438	25,673	33,111	1,764	2018	5	-	30
Northern Virginia Industrial Park	Springfield, VA	814	18,369	87,258	5,253	18,369	92,511	110,880	5,696	2018	5	-	30
Northpointe	Sterling, VA	147	2,767	8,778	4,900	2,767	13,678	16,445	11,174	1997/1998	5	-	30
Shaw Road	Sterling, VA	149	2,969	10,008	4,863	2,969	14,871	17,840	12,164	1998	5	-	30
Tysons Corporate Center	Vienna, VA	270	9,885	25,302	10,423	9,885	35,725	45,610	16,573	2010	5	-	30
Woodbridge	Woodbridge, VA	114	1,350	3,398	2,195	1,350	5,593	6,943	4,446	1997	5	-	30
212th Business Park	Kent, WA	951	19,573	17,695	12,090	19,573	29,785	49,358	12,914	2012	5	-	30
Overlake	Redmond, WA	411	23,122	41,106	7,760	23,122	48,866	71,988	31,722	2007	5	-	30
Renton	Renton, WA	28	330	889	713	330	1,602	1,932	1,208	1997	5	-	30
Total before properties held for sale		27,449	824,821	1,630,701	490,497	824,821	2,121,198	2,946,019	1,154,482
Metro Park North	Rockville, MD	113	4,188	12,035	6,822	4,188	18,857	23,045	11,543	2001	5	-	30
Total commercial real estate		27,562	829,009	1,642,736	497,319	829,009	2,140,055	2,969,064	1,166,025

Highgate at the Mile	McLean, VA	395 units	21,814	84,903	33	21,814	84,936	106,750	5,287	2018	5	-	40
Total multifamily			21,814	84,903	33	21,814	84,936	106,750	5,287
Total		27,562	$850,823	$1,727,639	$497,352	$850,823	$2,224,991	$3,075,814	$1,171,312

___________________________

(1)The Company owns two properties that are subject to ground leases in Irving, Texas. These leases expire in 2029 and 2030.

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

3.6

Certificate of Determination of Preferences of 4.875% Series Z Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8- K dated October 24, 2019 (SEC File No. 001-10709) and incorporated herein by reference.

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

4.4

Deposit Agreement Relating to 4.875% Cumulative Preferred Stock, Series Z of PS Business Parks, Inc. dated as of October 24, 2019. Filed with Registrant’s Current Report on Form 8-K dated October 25, 2019 (SEC File No. 001-10709) and incorporated herein by reference.

4.5	†	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Filed herewith.
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

10.10	†	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 4.875% Series Z Cumulative Preferred Units, dated as of November 4, 2019. Filed herewith.

10.11

Third Amended and Restated Revolving Credit Agreement dated as of January 10, 2017 by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated January 10, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

10.12

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

10.18	*	Revised Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.19	*

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

10.23	*†	Amended and Restated Retirement Plan For Non-Employee Directors, as amended. Filed herewith.
10.24	*

Form of 2012 Plan Restricted Share Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (SEC File No. 001-10709) and incorporated herein by reference.

10.25	*†	Form of Registrant’s 2012 Plan Stock Unit Agreement. Filed herewith.
21	†	List of Subsidiaries. Filed herewith.
23	†	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101	.INS	XBRL Instance Document. Filed herewith.
101	.SCH	XBRL Taxonomy Extension Schema. Filed herewith.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.
101	.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Denotes management contract or compensatory plan agreement or arrangement.

†Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 2020

PS Business Parks, Inc.

By:	/s/ Maria R. Hawthorne
Maria R. Hawthorne
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr.	Chairman of the Board	February 19, 2020
Ronald L. Havner, Jr.

/s/ Maria R. Hawthorne	Director and Chief Executive	February 19, 2020
Maria R. Hawthorne	Officer (principal executive officer)

/s/ Jeffrey D. Hedges	Chief Financial Officer (principal	February 19, 2020
Jeffrey D. Hedges	financial and accounting officer)

/s/ Jennifer Holden Dunbar	Director	February 19, 2020
Jennifer Holden Dunbar

/s/ James H. Kropp	Director	February 19, 2020
James H. Kropp

/s/Kristy M. Pipes	Director	February 19, 2020
Kristy M. Pipes

/s/ Gary E. Pruitt	Director	February 19, 2020
Gary E. Pruitt

/s/ Robert S. Rollo	Director	February 19, 2020
Robert S. Rollo

/s/ Joseph D. Russell, Jr.	Director	February 19, 2020
Joseph D. Russell, Jr.

/s/ Peter Schultz	Director	February 19, 2020
Peter Schultz

/s/ Stephen W. Wilson	Director	February 19, 2020
Stephen W. Wilson