Form 10-Q
period 2020-03-31
PS BUSINESS PARKS INC/CA
filed 2020-04-30
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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

Yes ☐ No ☒

As of April 27, 2020, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,479,439.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Cash and cash equivalents	$87,874	$62,786

Real estate facilities, at cost
Land	857,758	846,635
Buildings and improvements	2,214,861	2,206,134
	3,072,619	3,052,769
Accumulated depreciation	(1,181,660)	(1,159,769)
	1,890,959	1,893,000
Properties held for sale, net	—	11,502
Land and building held for development, net	26,216	28,110
	1,917,175	1,932,612
Rent receivable	2,903	1,392
Deferred rent receivable	33,747	32,993
Other assets	12,317	16,660
Total assets	$2,054,016	$2,046,443

LIABILITIES AND EQUITY

Accrued and other liabilities	$78,644	$84,632
Total liabilities	78,644	84,632
Commitments and contingencies
Equity
PS Business Parks, Inc.’s shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
37,790 shares issued and outstanding at ($944,750 aggregate
liquidation preference) at March 31, 2020
and December 31, 2019	944,750	944,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,477,303 and 27,440,953 shares issued and outstanding at
March 31, 2020 and December 31, 2019, respectively	274	274
Paid-in capital	734,091	736,986
Accumulated earnings	76,739	63,666
Total PS Business Parks, Inc.’s shareholders’ equity	1,755,854	1,745,676
Noncontrolling interests	219,518	216,135
Total equity	1,975,372	1,961,811
Total liabilities and equity	$2,054,016	$2,046,443

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For The Three Months
	Ended March 31,
	2020	2019

Rental income	$106,216	$107,825

Expenses
Cost of operations	31,263	33,593
Depreciation and amortization	26,619	24,875
General and administrative	3,323	3,233
Total operating expenses	61,205	61,701

Interest and other income	557	618
Interest and other expense	(161)	(167)
Gain on sale of real estate facility	19,621	—
Net income	65,028	46,575
Allocation to noncontrolling interests	(11,092)	(7,027)
Net income allocable to PS Business Parks, Inc.	53,936	39,548
Allocation to preferred shareholders	(12,046)	(12,959)
Allocation to restricted stock unit holders	(275)	(268)
Net income allocable to common shareholders	$41,615	$26,321

Net income per common share
Basic	$1.52	$0.96
Diluted	$1.51	$0.96

Weighted average common shares outstanding
Basic	27,448	27,373
Diluted	27,550	27,479

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
For the three months ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
March 31, 2020	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Interests	Equity
Balances at December 31, 2019	37,790	$944,750	27,440,953	$274	$736,986	$63,666	$1,745,676	$216,135	$1,961,811
Issuance of common stock in
connection with stock-based
compensation	—	—	36,350	—	—	—	—	—	—
Stock compensation, net	—	—	—	—	760	—	760	—	760
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(3,655)	—	(3,655)	—	(3,655)
Net income	—	—	—	—	—	53,936	53,936	11,092	65,028
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(12,046)	(12,046)	—	(12,046)
Common stock ($1.05 per share)	—	—	—	—	—	(28,817)	(28,817)	—	(28,817)
Noncontrolling interests—
Common Units	—	—	—	—	—	—	—	(7,671)	(7,671)
Joint Venture	—	—	—	—	—	—	—	(38)	(38)
Balances at March 31, 2020	37,790	$944,750	27,477,303	$274	$734,091	$76,739	$1,755,854	$219,518	$1,975,372

For the three months ended
March 31, 2019
Balances at December 31, 2018	38,390	$959,750	27,362,101	$274	$736,131	$69,207	$1,765,362	$218,091	$1,983,453
Issuance of common stock in
connection with stock-based
compensation	—	—	55,808	—	405	—	405	—	405
Stock compensation, net	—	—	—	—	703	—	703	—	703
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(5,494)	—	(5,494)	—	(5,494)
Net income	—	—	—	—	—	39,548	39,548	7,027	46,575
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(12,959)	(12,959)	—	(12,959)
Common stock ($1.05 per share)	—	—	—	—	—	(28,737)	(28,737)	—	(28,737)
Noncontrolling interests—
Common Units	—	—	—	—	—	—	—	(7,671)	(7,671)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	1,210	—	1,210	(1,210)	—
Balances at March 31, 2019	38,390	$959,750	27,417,909	$274	$732,955	$67,059	$1,760,038	$216,237	$1,976,275

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For The Three Months
	Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$65,028	$46,575
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	26,619	24,875
Tenant improvement reimbursement amortization, net of lease incentive amortization	(230)	(378)
Gain on sale of real estate facility	(19,621)	—
Stock compensation expense	942	971
Amortization of financing costs	137	136
Other, net	(2,868)	(7,424)
Total adjustments	4,979	18,180
Net cash provided by operating activities	70,007	64,755
Cash flows from investing activities
Capital expenditures to real estate facilities	(6,944)	(7,551)
Capital expenditures to land and building held for development	(1,312)	(425)
Acquisition of real estate facilities	(13,423)	—
Proceeds from sale of real estate facility	29,266	—
Net cash provided by (used in) investing activities	7,587	(7,976)
Cash flows from financing activities
Payment of financing costs	(97)	(78)
Proceeds from the exercise of stock options	—	405
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(3,655)	(5,494)
Cash paid to restricted stock unit holders	(182)	(268)
Distributions paid to preferred shareholders	(12,046)	(12,959)
Distributions paid to common shareholders	(28,817)	(28,737)
Distributions paid to noncontrolling interests—common units	(7,671)	(7,671)
Distributions paid to noncontrolling interests—joint venture	(38)	—
Net cash used in financing activities	(52,506)	(54,802)
Net increase in cash and cash equivalents	25,088	1,977
Cash, cash equivalents and restricted cash at the beginning of the period	63,874	38,467
Cash, cash equivalents and restricted cash at the end of the period	$88,962	$40,444

Supplemental schedule of non-cash investing and financing activities
Adjustment to noncontrolling interests—common units in the OP
Noncontrolling interests—common units	$—	$(1,210)
Paid-in capital	$—	$1,210

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2020, PSB owned 79.0% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and our consolidated joint venture that owns a 395-unit multifamily apartment complex in Tysons, Virginia, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS also owns 7.2 million common shares and would own 41.6% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. As of March 31, 2020, the Company owned and operated 27.5 million rentable square feet of commercial space in six states and held a 95.0% interest in a 395-unit multifamily apartment complex in Tysons, Virginia. The Company also manages for a fee approximately 438,000 rentable square feet on behalf of PS.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP and our consolidated joint venture. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

We account for investments in entities that are not VIEs that we have significant influence over, but do not control, using the equity method of accounting and for investment in entities that we control, we consolidate. We consolidate our joint venture that owns a 395-unit multifamily apartment complex located in Tysons, Virginia. See Note 3 for more information on this entity.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets (in thousands):

	December 31,
	2019	2018
Consolidated balance sheets
Cash and cash equivalents	$62,786	$37,379
Restricted cash included in
Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash
at the end of the period	$63,874	$38,467

	March 31,
	2020	2019
Consolidated balance sheets
Cash and cash equivalents	$87,874	$39,356
Restricted cash included in
Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash
at the end of the period	$88,962	$40,444

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

Property held for sale or development

Real estate is classified as held for sale when the asset is being marketed for sale and we expect that a sale is likely to occur in the next 12 months. Real estate is classified as held for development when it is no longer used in its original form and likely that it will be developed to an alternate use. Property held for sale is not depreciated.

Intangible assets/liabilities

When we acquire real estate facilities, an intangible asset is recorded as other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded as other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of March 31, 2020, the value of above-market in-place rents resulted in net intangible assets of $1.1 million, net of $10.7 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $2.2 million, net of $11.6 million of accumulated amortization. As of December 31, 2019, the value of above-market in-place rents resulted in net intangible assets of $1.2 million, net of $10.6 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $2.4 million, net of $11.4 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place leases (i.e., customer lease-up costs) is recorded as other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of March 31, 2020, the value of acquired in-place leases resulted in net intangible assets of $4.8 million, net of $5.3 million of accumulated amortization. As of December 31, 2019, the value of acquired in-place leases resulted in net intangible assets of $5.7 million, net of $4.1 million of accumulated amortization.

As of March 31, 2020, the value of our right-of-use (“ROU”) asset relating to our existing ground lease arrangements and the related liability, included in “other assets” on our consolidated balance sheets and the corresponding liability under “accrued and other liabilities,” was $1.6 million, net of $102,000 of accumulated amortization. As of December 31, 2019, the value of our ROU asset and related liability relating to our ground lease arrangements was $1.6 million, net of $71,000 of accumulated amortization. These ground leases expire in 2029 and 2030 and do not have options to extend. As of March 31, 2020, the remaining lease terms were 9.8 years and 10.1 years. Lease expense for these ground leases is recognized in the period the applicable costs are incurred, and the monthly lease amount for these operating leases is constant and without contractual increases throughout the remaining terms.

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

We recognized revenue from our lease arrangements aggregating to $106.2 million and $107.8 million for the three months ended March 31, 2020 and 2019, respectively. This revenue consisted primarily of rental income from operating leases and the related variable lease payments resulting from reimbursements of property operating expenses of $81.6 million and $24.6 million, respectively, for the three months ended March 31, 2020 and $82.8 million and $25.0 million, respectively, for the three months ended March 31, 2019.

The Company monitors the collectability of its receivable balances, including deferred rent receivable balances, on an ongoing basis. The Company writes off uncollectible customer receivable balances, including deferred rent receivable balances, in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis, plus any accruable variable lease payments for those customer receivable balances deemed uncollectible.

Beginning in March, 2020, the novel coronavirus (“COVID-19”) pandemic has had a severe negative impact on many of our customers’ businesses. The duration and extent of the negative effects caused by the COVID-19 pandemic to the economy is uncertain, and as such collectability of certain customers rent receivable balances in the future is also uncertain. The Company has taken into account current tenant conditions which include consideration of COVID-19 in its estimation of its uncollectible accounts and deferred rents receivable at March 31, 2020. The Company is closely monitoring the collectability of such rents and will adjust future estimations as further information is known.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of March 31, 2020 and December 31, 2019, we did not recognize any tax benefit for uncertain tax positions.

Accounting for preferred equity issuance costs

We record issuance costs as a reduction to paid-in capital on our consolidated balance sheets at the time the preferred securities are issued and reflect the carrying value of the preferred equity at its redemption value. An additional allocation of income is made from the common shareholders to the preferred shareholders in the amount of the original issuance costs, and we reclassify the redemption value from equity to liabilities when we call preferred shares for redemption, with such liabilities relieved once the preferred shares are redeemed.

Net income per common share

Notwithstanding the presentation of income allocations on our consolidated statements of income, net income is allocated to (a) preferred shareholders, for distributions paid or payable, (b) preferred shareholders, to the extent redemption value exceeds the related carrying value, (c) our joint venture partner in proportion to their percentage interest in the joint venture, to the extent the consolidated joint venture produces net income or loss during the period and (d) restricted stock unit (“RSU”) holders, for non-forfeitable dividends paid adjusted for participation rights in undistributed earnings. The remaining net income is allocated to the common partnership units and our common shareholders, respectively, based upon the pro-rata aggregate number of units and shares outstanding.

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

	For The Three Months
	Ended March 31,
	2020	2019
Calculation of net income allocable to common shareholders
Net income	$65,028	$46,575
Net income allocated to
Preferred shareholders based upon distributions	(12,046)	(12,959)
Noncontrolling interests—joint venture	(17)	(3)
Restricted stock unit holders	(275)	(268)
Net income allocable to common shareholders
and noncontrolling interests—common units	52,690	33,345
Net income allocation to noncontrolling interests—
common units	(11,075)	(7,024)
Net income allocable to common shareholders	$41,615	$26,321

Calculation of common partnership units as a percentage of common share equivalents
Weighted average common shares outstanding	27,448	27,373
Weighted average common partnership units outstanding	7,305	7,305
Total common share equivalents	34,753	34,678
Common partnership units as a percentage of common
share equivalents	21.0%	21.1%

Weighted average common shares outstanding
Basic weighted average common shares outstanding	27,448	27,373
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	102	106
Diluted weighted average common shares outstanding	27,550	27,479

Segment reporting

The Company has two operating segments: (i) the acquisition, development, ownership and management of commercial real estate and (ii) the acquisition, development, ownership and management of multifamily real estate, but has only one reportable segment as the multifamily segment does not meet the quantitative thresholds necessary to require reporting as a separate segment.

3. Real estate facilities

The activity in real estate facilities for the three months ended March 31, 2020 was as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2019	$846,635	$2,206,134	$(1,159,769)	$1,893,000
Acquisition of real estate facility	11,123	2,153	—	13,276
Capital expenditures	—	6,947	—	6,947
Disposals (1)	—	(357)	357	—
Depreciation and amortization expense	—	—	(22,248)	(22,248)
Transfer to properties held for sale	—	(16)	—	(16)
Balances at March 31, 2020	$857,758	$2,214,861	$(1,181,660)	$1,890,959

____________________________

(1)Disposals primarily represent the book value of tenant improvements that have been removed upon the customer vacating their space.

We have a 95.0% interest in a joint venture, which we consolidate, that owns a 395-unit multifamily apartment complex on a five-acre site within the Company’s 628,000 square foot office park located in Tysons, Virginia. An unrelated real estate development company (the “JV Partner”) holds the remaining 5.0%. This consolidated joint venture’s real estate assets and activities are reflected in the table above.

As of March 31, 2020, we have commitments, pursuant to executed leases throughout our portfolio, to spend $9.1 million on transaction costs, which include tenant improvements and lease commissions.

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

On January 10, 2020, we acquired a multi-tenant industrial park comprised of approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs. We did not acquire any properties during the three months ended March 31, 2019.

The following table summarizes the assets acquired and liabilities assumed for the three months ended March 31, 2020 (in thousands):

Land	$11,123
Buildings and improvements	2,153
Other assets (in-place lease value)	237
Total purchase price	13,513
Net operating assets acquired and liabilities assumed	(90)
Total cash paid	$13,423

Properties Sold

On January 7, 2020, the Company sold a 113,000 square foot office building located at Metro Park North in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain of $19.6 million. The Company determined that the sale did not meet the criteria for discontinued operations presentation, as the sale of such assets did not represent a strategic shift that will have a major effect on our operations and financial results. As a result of this determination, the asset is separately presented as held for sale in the consolidated balance sheet as of December 31, 2019.

4. Leasing activity

The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses that may be collectable under these leases, is as follows as of March 31, 2020 (in thousands):

Remainder of 2020	$220,153
2021	246,065
2022	177,583
2023	123,112
2024	85,446
Thereafter	130,794
Total	$983,153

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $24.6 million and $25.0 million for the three months ended March 31, 2020 and 2019, respectively. These variable lease payment amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.3% of total leased square footage are subject to termination options, of which 1.7% of total leased square footage have termination options exercisable through December 31, 2020. In general, these leases provide for termination payments to us should the termination options be exercised. Certain leases also have an option to extend the terms of the lease. The future minimum rental income in the above table assumes termination options and lease extension options are not exercised.

5. Bank loans

We have an unsecured revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). We had no balance outstanding on our Credit Facility at March 31, 2020 and December 31, 2019. The Company had $403,000 and $461,000 of total unamortized loan origination costs as of March 31, 2020 and December 31, 2019, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with as of March 31, 2020. Interest on outstanding borrowings is payable monthly.

6. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $216.6 million and $213.2 million at March 31, 2020 and December 31, 2019, respectively, and (ii) the JV Partner’s 5.0% interest in a joint venture owning a 395-unit multifamily apartment complex, totaling $2.9 million at March 31, 2020 and December 31, 2019.

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

In allocating net income and presenting equity, we treat the common partnership units as if converted to common shares. Accordingly, they receive the same net income allocation per unit as a common share totaling $11.1 million and $7.0 million for the three months ended March 31, 2020 and 2019, respectively.

JV Partner

For the three months ended March 31, 2020 and 2019, income of $17,000 and $3,000 was allocated to the JV Partner, respectively. Distributions of $38,000 were paid to the JV Partner during the three months ended March 31, 2020 and none were paid during the three months ended March 31, 2019.

7. Related party transactions

We manage certain industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues, which is included in “interest and other income” on our consolidated statements of income. Management fee revenues were $70,000 and $78,000 for the three months ended March 31, 2020 and 2019, respectively. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $99,000 and $102,000 for the three months ended March 31, 2020 and 2019, respectively.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were $25,000 and $24,000 for the three months ended March 31, 2020 and 2019, respectively. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling $20,000 and $19,000 for the three months ended March 31, 2020 and 2019, respectively. These amounts are included under “cost of operations” on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $186,000 and $168,000 for costs PS incurred on our behalf for the three months ended March 31, 2020 and 2019, respectively. PS reimbursed us $9,000 and $10,000 for costs we incurred on their behalf for the three months ended March 31, 2020 and 2019, respectively.

The Company had net amounts due to PS of $155,000 and $106,000 at March 31, 2020 and December 31, 2019, respectively, for these contracts, as well as certain operating expenses paid by the Company on behalf of PS.

8. Shareholders’ equity

Preferred stock

As of March 31, 2020 and December 31, 2019, the Company had the following series of preferred stock outstanding:

		Earliest Potential	Dividend	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)
Series W	October, 2016	October, 2021	5.200%	7,590	$189,750
Series X	September, 2017	September, 2022	5.250%	9,200	230,000
Series Y	December, 2017	December, 2022	5.200%	8,000	200,000
Series Z	November, 2019	November, 2024	4.875%	13,000	325,000
Total				37,790	$944,750

We paid $12.0 million and $13.0 million in distributions to our preferred shareholders for the three months ended March 31, 2020 and 2019, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At March 31, 2020, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock and units

We paid $28.8 million ($1.05 per common share) and $28.7 million ($1.05 per common share) in distributions to our common shareholders for the three months ended March 31, 2020 and 2019, respectively.

We paid $7.7 million ($1.05 per common unit) in distributions to our common unit holders for each of the three months ended March 31, 2020 and 2019.

Equity stock

The Company is authorized to issue 100.0 million shares of Equity Stock. The Articles of Incorporation provide that Equity Stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock. As of March 31, 2020 and December 31, 2019, no equity stock had been issued.

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

For the three months ended March 31, 2020, we recorded $90,000 in compensation expense related to stock options as compared to $57,000 for the same period in 2019.

During the three months ended March 31, 2020, there were no stock options granted, exercised or forfeited. A total of 157,830 options were outstanding at March 31, 2020 and December 31, 2019.

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

During January, 2020, the Company entered into an annual performance-based RSU program (“2020 Incentive Program”) with certain employees of the Company. Under the Program, certain employees will be eligible to receive RSUs subject to achievement of a pre-established performance target based on growth in the Company’s net asset value per share, as computed by the Company pursuant to the terms of the 2020 Incentive Program. In the event the pre-established target is achieved, the employees will receive the target award, except that the Compensation Committee of the Board may adjust the actual award to 75% to 125% of the target award based on the their assessment of whether certain strategic and operational goals were accomplished in the performance period. RSUs related to the 2020 Incentive Program will be awarded on or around March 1 of the subsequent year. RSUs awarded under the 2020 Incentive Program will vest in five equal installments, with the first installment vesting on the award date. RSU holders will earn dividend equivalent rights during the vesting period.

During the three months ended March 31, 2020, management determined that it was not probable that the targets under the 2020 Incentive Program would be met due to the negative impact of the COVID-19 pandemic on the economy, and as such, the Company did not record stock compensation expense related to the 2020 Incentive Program.

For the three months ended March 31, 2020, we recorded $674,000 in compensation expense related to RSUs as compared to $857,000 for the same period in 2019.

During the three months ended March 31, 2020, 100 RSUs were granted, 61,676 RSUs vested and 780 RSUs were forfeited. Tax withholdings totaling $3.7 million were made on behalf of employees in exchange for 25,326 common shares withheld upon vesting for the three months ended March 31, 2020 resulting in the issuance of 36,350 common shares. Tax withholdings totaling $5.5 million were made on behalf of employees in exchange for 35,371 common shares withheld upon vesting for the three months ended March 31, 2019 resulting in the issuance of 48,429 common shares. A total of 88,492 and 150,848 RSUs were outstanding at March 31, 2020 and December 31, 2019, respectively.

In July, 2019, the Company amended the Retirement Plan for Non-Employee Directors (the “Director Retirement Plan”), to increase the maximum shares issued upon retirement for each year served as a director from 8,000 shares to 10,000 shares of common stock. The Company recognizes compensation expense with regard to grants to be issued in the future under the Director Retirement Plan over the requisite service period. For the three months ended March 31, 2020, we recorded $178,000 in compensation expense related to these shares as compared to $57,000 for the same period in 2019.

No shares were issued to a director upon retirement during the three months ended March 31, 2020 and 2019.

11. Subsequent Events

Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic. We are actively monitoring the impact of the COVID-19 pandemic, which we anticipate will negatively impact our business and results of operations for our second fiscal quarter and likely beyond. The extent to which our operations will be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (i) the length and severity of the COVID-19 pandemic and its impact on our business; (ii) changes in general economic and business conditions, including in connection with the COVID-19 pandemic; (iii) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (iv) tenant defaults; (v) the effect of the recent credit and financial market conditions; (vi) our failure to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”); (vii) the economic health of our customers; (viii) increases in operating costs; (ix) casualties to our properties not covered by insurance; (x) the availability and cost of capital; (xi) increases in interest rates and its effect on our stock price; and (xii) other factors discussed under the heading “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

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

Business Overview

Our overall operating results are impacted primarily by the performance of our existing real estate facilities, which at March 31, 2020 were comprised of 27.5 million rentable square feet of primarily multi-tenant industrial, flex and office properties concentrated in six states and a 95.0% interest in a 395-unit multifamily apartment complex. Our portfolio of multi-tenant commercial properties are located in markets that have experienced long-term economic growth with a particular concentration on small- and medium-size customers. Accordingly, a significant degree of management attention is paid to maximizing the cash flow from our existing real estate portfolio. Also, our strong and conservative capital structure allows us the flexibility to use debt and equity capital prudently to fund our growth, which allows us to acquire properties we believe will create long-term value. From time to time we sell properties which no longer fit the Company’s strategic objectives.

Existing Real Estate Facilities: The operating results of our existing real estate facilities are substantially influenced by demand for rental space within our properties and our markets, which impacts occupancy, rental rates and capital expenditure requirements. We strive to maintain high occupancy levels while increasing rental rates and minimizing capital expenditures when market conditions allow, although the Company may decrease rental rates in markets where conditions require. Management’s initiatives and strategies with respect to our existing real estate facilities, which include incentivizing our personnel to maximize the return on investment for each lease transaction and providing a superior level of service to our customers, are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2019.

Acquisitions of Real Estate Facilities: We seek to grow our portfolio through acquisitions of facilities generally consistent with the Company’s focus on owning concentrated business parks with easily configurable space and in markets and product types with favorable long-term return potential.

On January 10, 2020, we acquired a multi-tenant industrial park comprised of approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs. The park consists of five buildings and was 100.0% occupied at acquisition with suites ranging from 1,200 to 3,000 square feet.

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

In 2019, we successfully rezoned our 628,000 square foot office park located at The Mile in Tysons, Virginia. The rezoning will allow us to develop, at our election, up to 3,000 additional multifamily units and approximately 500,000 square feet of other commercial uses. In 2017, we completed Highgate at The Mile, a 395-unit multifamily property which is owned by a joint venture that we consolidate. We are currently seeking to demolish a 123,000 square foot vacant office building in order to make possible the construction of another multifamily property on the parcel. This parcel is reflected on our consolidated balance sheets as land and building held for development. The scope and timing of the future phases of development of The Mile are subject to a variety of contingencies, including site plan approvals and building permits. Other than the various contingencies referenced above, the timing of this redevelopment project is within our control and as such, we will commence construction when we deem appropriate based on market conditions.

Sales of Real Estate Facilities: We may from time to time sell individual real estate facilities based on market conditions, fit with our existing portfolio, evaluation of long-term potential returns of markets or product types, or other reasons.

On January 7, 2020, the Company completed the sale of a single-tenant building totaling 113,000 square feet in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain of $19.6 million. The building had been marketed previously as part of a broader portfolio of suburban Maryland office properties in 2019, but was excluded from the 1.3 million square feet of flex and office business parks sale which closed on October 8, 2019 and as such was the Company’s only remaining office asset at Metro Park North. The asset sold has been classified as held for sale as of December 31, 2019. The operations of the facility we sold is presented below under “assets sold.”

Certain Factors that May Impact Future Results

Impact of COVID-19 Pandemic: The COVID-19 pandemic has resulted in cessation, severe curtailment, or impairment of business activities in most sectors of the economy in virtually all markets we operate in, due to governmental “stay at home” orders, risk mitigation procedures, and closure of businesses not considered to be “essential,” as well as other direct and indirect impacts that may not yet be identified. This has already resulted in a rapid and dramatic increase in unemployment in the U.S. Since it is unknown at this time how long the COVID-19 pandemic will continue, we cannot estimate how long these negative economic impacts will persist. In addition, it is possible that, even after the initial restrictions due to COVID-19 ease, they could be reinstituted in case of future waves of infection or if additional pandemics occur.

A portion of our customers’ businesses at each of our parks are considered “essential” businesses by local governing authorities, and thus our parks remain open to allow customers to conduct their business operations and access their space as they would have before the COVID-19 pandemic. However, the COVID-19 pandemic has nonetheless had a severe negative impact on many of our customers’ businesses. In March, 2020, we billed total rent of $34.4 million, and as of March 31, 2020 we had collected approximately 98% of our March total rent billings. The table below illustrates amounts billed to our customers for April rents and the associated amounts collected as of April 29, 2020 (in thousands):

		Percentage	Historic
	April 2020	of April 2020	Percentage
Product Type	Rent Billings (1)	Rent Collected (1)	of Collection (2)
Industrial	$18,968	85%	98%
Flex	9,367	87%	98%
Office	6,072	97%	99%
Total	$34,407	88%	98%

____________________________

(1)April rent billings and collections shown above include March, 2020 rent billed on March 31, 2020 and collected in April, 2020 for leases with the U.S. Government as rent for these leases is billed in arrears.

(2)Historic rent collection percentages as measured on the last day of the month are averages for the months of January, 2020 through March, 2020.

The majority of the amounts yet to be collected across all product types is attributable to customers who have contacted us seeking some form of rent relief. Approximately 20% of our customers, based on total monthly rent, are seeking some form of rent relief as a direct or indirect result of the COVID-19 pandemic; however, as of April 29, 2020 approximately 10% had submitted an application to us for rent relief. We are evaluating rent relief requests on a case-by-case basis. Not all requests for rent relief will be granted. To the extent we grant additional requests for rent relief, either in the form of rent deferral or abatement, or to the extent that our customers default on their lease obligations, it will have a negative effect on our rental revenue and net income.

Since late March 2020 we have seen significant reductions in tour volumes and park activity in general from pre-COVID levels. Our ability to re-lease space as leases expire in a way that minimizes vacancy periods and maximizes market rental rates will depend upon market conditions in the specific submarkets in which each of our properties are located.

Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels, possible decreases in rental rates on new and renewal transactions, and the negative effect of rent deferrals, rent abatements, and customer defaults, we believe it is likely we will experience lower quarterly Same Park rental income for the remaining quarters of 2020 when compared to our results for the three months ended March 31, 2020.

On April 10, 2020, the Financial Accounting Standards Board issued a question and answer document that allows entities to elect not to evaluate whether a concession provided by a lessor to a lessee in response to the COVID-19 pandemic is a lease modification. We did not provide nor were granted concessions in response to the pandemic in the quarter ended March 31, 2020. We are currently assessing the potential election and its impact on future financial statements.

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of March 31, 2020, leases from our top 10 customers comprised 8.7% of our annualized rental income, with only one customer, the U.S. Government (3.3%), representing more than 1%. In terms of industry concentration, 19.7% of our annualized rental income comes from business services, 12.9% from warehouse, distribution, transportation and logistics, and 11.0% from computer hardware, software and related services. No other industry group represents more than 10% of our annualized rental income.

Customer credit risk: Although we have historically experienced a low level of write-offs of uncollectible rents, with less than 0.4% of rental income written off in any year over the last nine years, we believe it is possible that the negative impact of the COVID-19 pandemic and its effect on our customers’ ability to pay rent in the future will result in higher levels of write-offs during the remainder of 2020 compared to historic averages. We are closely monitoring the collectability of such rents. As of April 27, 2020, we had 1,500 square feet of leased space occupied by one customer that is protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement, which we are not obligated to grant but will consider and grant under certain circumstances.

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

We believe NOI assists investors in analyzing the performance of our real estate by excluding (i) corporate overhead (i.e., general and administrative expense) because it does not relate to the direct operating performance of our real estate (ii) depreciation and amortization expense because it does not accurately reflect changes in the fair value of our real estate and (iii) stock compensation expense because this expense item can vary significantly from period to period and thus impact comparability across periods. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to performance measures calculated in accordance with GAAP.

See “Analysis of net income” below for reconciliations of each of these measures to their closest analogous GAAP measure from our consolidated statements of income.

Results of Operations

Operating Results Overview: Three Months Ended March 31, 2020 and 2019

For the three months ended March 31, 2020, net income allocable to common shareholders was $41.6 million or $1.51 per diluted share, compared to $26.3 million or $0.96 per diluted share for the same period in 2019. The increase was mainly due to a gain on sale of the office building in Montgomery County, Maryland, during the first quarter of 2020 that did not occur in 2019 combined with an increase in NOI with respect to the Company’s real estate facilities. The increase in NOI includes a $3.2 million, or 4.7%, increase attributable to our Same Park facilities (defined below) driven by higher rental rates combined with increased NOI from our Non-Same portfolio, partially offset by reduced NOI generated from assets sold during the fourth quarter of 2019 and first quarter of 2020.

Analysis of Net Income

Our net income is comprised primarily of our real estate operations, depreciation and amortization expense, general and administrative expense, interest and other income, interest and other expenses and gain on sale of real estate facility.

We segregate our real estate activities into (i) same park operations, representing all operating properties acquired prior to January 1, 2018, comprising 25.7 million rentable square feet of our 27.5 million in rentable square feet at March 31, 2020 (the “Same Park” facilities), (ii) non-same park operations, representing those facilities we own that were acquired after January 1, 2018 (the “Non-Same Park” facilities), (iii) multifamily operations and (iv) assets sold, representing approximately 1.3 million square feet of assets sold in October, 2019 and a 113,000 square foot asset sold in 2020.

The table below sets forth the various components of our net income (in thousands):

	For the Three Months
	Ended March 31,
	2020	2019	Change
Rental income
Same Park (1)	$97,972	$94,813	3.3%
Non-Same Park	5,618	2,481	126.4%
Multifamily	2,560	2,498	2.5%
Assets sold (2)	66	8,033	(99.2%)
Total rental income	106,216	107,825	(1.5%)

Cost of operations
Adjusted cost of operations (3)
Same Park	28,178	28,177	0.0%
Non-Same Park	1,782	1,143	55.9%
Multifamily	1,016	1,071	(5.1%)
Assets sold (2)	13	2,896	(99.6%)
Stock compensation expense (4)	274	306	(10.5%)
Total cost of operations	31,263	33,593	(6.9%)

NOI (5)
Same Park	69,794	66,636	4.7%
Non-Same Park	3,836	1,338	186.7%
Multifamily	1,544	1,427	8.2%
Assets sold (2) (6)	53	5,137	(99.0%)
Stock compensation expense (4)	(274)	(306)	(10.5%)
Depreciation and amortization expense	(26,619)	(24,875)	7.0%
General and administrative expense	(3,323)	(3,233)	2.8%
Interest and other income	557	618	(9.9%)
Interest and other expense	(161)	(167)	(3.6%)
Gain on sale of real estate facility	19,621	—	—
Net income	$65,028	$46,575	39.6%

____________________________

(1)Same Park rental income includes lease buyout income of $278,000 and $177,000 for the three months ended March 31, 2020 and 2019, respectively.

(2)Amounts for the three months ended March 31, 2020 reflect the operating results related to a 113,000 square foot asset sold during 2020; amounts shown for the three months ended March 31, 2019 reflect the operating results related to a 113,000 square foot asset sold during 2020 and 1.3 million square feet of flex and office assets sold in October, 2019.

(3)Adjusted cost of operations excludes the impact of stock compensation expense.

(4)Stock compensation expense, as shown here, represents stock compensation expense for employees whose compensation expense is recorded in cost of operations. Note that stock compensation expense attributable to our executive management team (including divisional vice presidents) and other corporate employees is recorded within general and administrative expense.

(5)NOI represents rental income less adjusted cost of operations.

(6)NOI from the asset sold in 2020 was $53,000 and $617,000 for the three months ended March 31, 2020 and 2019, respectively. The three months ended March 31, 2019 remaining NOI balances relate to assets sold during 2019.

Rental income decreased $1.6 million for the three months ended March 31, 2020 as compared to the same period in 2019 due primarily to the sale of assets partially offset by an increase in rental income at our Same Park facilities combined with rental income from our Non-Same Park facilities acquired during the second half of 2019.

Cost of operations decreased $2.3 million for the three months ended March 31, 2020 as compared to the same period in 2019 due primarily to the sale of assets partially offset by the adjusted cost of operations incurred by our Non-Same Park facilities acquired during the second half of 2019.

Net income increased $18.5 million for the three months ended March 31, 2020 as compared to the same period in 2019. This increase was due primarily to the gain on sale of an asset in Montgomery County, Maryland during 2020 combined with higher NOI.

Same Park Facilities

We believe that evaluation of the Same Park facilities provide an informative view of how the Company’s portfolio has performed over comparable periods. We believe that investors and analysts use Same Park information in a similar manner.

The following table summarizes the historical operating results of these facilities and certain statistical information related to leasing activity in the three months ended March 31, 2020 and 2019 (in thousands, except per square foot data):

	For The Three Months
	Ended March 31,
	2020	2019	Change
Rental income (1)	$97,972	$94,813	3.3%

Adjusted cost of operations (2)
Property taxes	10,789	10,147	6.3%
Utilities	5,120	4,905	4.4%
Repairs and maintenance	5,405	5,510	(1.9%)
Snow removal	78	999	(92.2%)
Payroll and other expenses	6,786	6,616	2.6%
Total	28,178	28,177	0.0%

NOI	$69,794	$66,636	4.7%

Selected Statistical Data
NOI margin (3)	71.2%	70.3%	1.3%
Weighted average square foot occupancy	92.9%	94.7%	(1.9%)
Revenue per occupied square foot (4)	$16.42	$15.58	5.4%
Revenue per available foot (RevPAF) (5)	$15.25	$14.76	3.3%

____________________________

(1)Same Park rental income includes lease buyout income of $278,000 and $177,000 for the three months ended March 31, 2020 and 2019, respectively.

(2)Adjusted cost of operations excludes the impact of stock compensation expense.

(3)NOI margin is computed by dividing NOI by rental income.

(4)Revenue per occupied square foot is computed by dividing rental income during the period by weighted average occupied square feet during the same period. For the three month periods ended March 31, 2020 and 2019, rental income amounts have been annualized.

(5)Revenue per available square foot is computed by dividing rental income during the period by weighted average available square feet. For the three month periods ended March 31, 2020 and 2019, rental income amounts have been annualized.

Analysis of Same Park Rental Income

Rental income for our Same Park facilities increased 3.3% for the three months ended March 31, 2020 as compared to the same period in 2019. The increase was due primarily to higher rental rates charged to our customers, as revenue per occupied square foot increased 5.4% in the three months ended March 31, 2020 compared to the same period in 2019, partially offset by a decrease in weighted average occupancy.

During the first quarter of 2020, our markets reflected conditions favorable to landlords allowing for stable occupancy as well as increasing cash rental rates, including the Northern Virginia and Suburban Maryland markets, which have experienced decreasing cash rental rates over expiring cash rental rates on executed leases during the past few years.

During the three months ended March 31, 2020, we leased approximately 1.8 million in rentable square feet to new and existing customers at an average of 9.5% increase in cash rental rates over the previous rates. Renewals of leases with existing customers represented 68.2% of our leasing activity for the three months ended March 31, 2020. See “Analysis of Same Park Market Trends” below for further analysis of such data on a by market basis.

Our future revenue growth will come primarily from contractual rental increases as well as from potential increases in market rents allowing us to increase rent levels when leases are either renewed with existing customers or re-leased to new customers. The following table sets forth the expirations of existing leases in our Same Park portfolio over the next five years based on lease data at March 31, 2020 (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
Remainder of 2020	1,477	3,751	15.7%	$63,822	15.2%
2021	1,430	4,995	20.9%	86,522	20.7%
2022	855	4,875	20.4%	87,479	20.9%
2023	442	3,470	14.5%	58,327	13.9%
2024	306	2,518	10.5%	44,862	10.7%
Thereafter	172	4,261	18.0%	78,098	18.6%
Total	4,682	23,870	100.0%	$419,110	100.0%

Analysis of Same Park Adjusted Cost of Operations

Adjusted cost of operations for our Same Park facilities remained flat for the three months ended March 31, 2020 as compared to the same period in the prior year. The three month savings from snow removal costs was offset by higher property tax expense and higher utility costs.

Property taxes increased 6.3% for the three months ended March 31, 2020 as compared to the same period in the prior year. The increase was due to higher assessed values. We expect potential property tax growth in the future due to higher assessed values.

Utilities are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities increased 4.4% during the three months ended March 31, 2020 as compared to the same period in the prior year. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not predictable. However, as traffic at our parks has decreased due to the COVID-19 pandemic, we expect that utility costs may decrease during the remainder of 2020 due to reduced water and electricity usage when compared to our results for the period ended March 31, 2020.

Repairs and maintenance decreased 1.9% for the three months ended March 31, 2020 as compared to the same period in the prior year. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable. As a result of the COVID-19 pandemic, we expect that repairs and maintenance may decrease during the remainder of 2020 due to reduced scope and service usage, including but not limited to non-essential repairs, trash, janitorial, landscaping and window cleaning services, when compared to our results for the period ended March 31, 2020.

Snow removal decreased 92.2% during the three months ended March 31, 2020 as compared to the same period in the prior year. The three month decrease was due to milder weather during the first quarter of 2020 in our Northern

Virginia and Suburban Maryland markets compared to the same period in 2019. Snow removal costs are weather dependent and therefore not predictable.

Other expenses increased 2.6% for the three months ended March 31, 2020 as compared to the same period in the prior year. Other expenses are comprised of on site and supervisory personnel, property insurance and other expenses incurred in the operation of our properties. The three month increase was primarily due to an increase in our property insurance premium for the policy period June 2019 to May 2020. We expect increases in other expenses for the remainder of 2020 to be similar to the increases in the three month period ended March 31, 2020.

Same Park Quarterly Trends

The following table sets forth historical quarterly data related to the operations of our Same Park facilities for rental income, adjusted cost of operations, weighted average occupancy, annualized revenue per occupied square foot, and RevPAF (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31
Rental income
2020	$97,972	$—	$—	$—
2019	$94,813	$95,016	$95,358	$97,636

Adjusted cost of operations (1)
2020	$28,178	$—	$—	$—
2019	$28,177	$26,727	$27,494	$27,310

NOI (2)
2020	$69,794	$—	$—	$—
2019	$66,636	$68,289	$67,864	$70,326

Weighted average square foot occupancy
2020	92.9%	—	—	—
2019	94.7%	94.2%	94.7%	94.4%

Annualized revenue per occupied square foot (3)
2020	$16.42	$—	$—	$—
2019	$15.58	$15.69	$15.67	$16.10

RevPAF (4)
2020	$15.25	$—	$—	$—
2019	$14.76	$14.79	$14.84	$15.20

____________________________

(1)Adjusted cost of operations excludes stock compensation expense for employees whose compensation expense is recorded in cost of operations, which can vary significantly period to period based upon the performance of the Company.

(2)NOI represents rental income less adjusted cost of operations.

(3)Revenue per occupied square foot is computed by dividing rental income during the period by weighted average occupied square feet during the same period. For the three month periods ended March 31, 2020 and 2019, rental income amounts have been annualized.

(4)RevPAF is computed by dividing rental income during the period by weighted average available square feet during the same period. For the three month periods ended March 31, 2020 and 2019, rental income amounts have been annualized.

Analysis of Same Park Market Trends

The following tables set forth rental income, adjusted cost of operations, weighted average occupancy, annualized revenue per occupied square foot, and RevPAF data in our Same Park facilities (in thousands, except per square foot data):

	For The Three Months
	Ended March 31,
Region	2020	2019	Change

Geographic Data on Same Park

Rental income
Northern California (7.2 million feet)	$27,081	$26,056	3.9%
Southern California (3.3 million feet)	14,239	13,607	4.6%
Dallas (2.9 million feet)	8,685	8,320	4.4%
Austin (2.0 million feet)	8,319	7,628	9.1%
Northern Virginia (3.9 million feet)	18,221	18,866	(3.4%)
South Florida (3.9 million feet)	11,160	10,891	2.5%
Seattle (1.4 million feet)	5,121	4,394	16.5%
Suburban Maryland (1.1 million feet)	5,146	5,051	1.9%
Total Same Park (25.7 million feet)	97,972	94,813	3.3%

Adjusted cost of operations
Northern California	6,166	6,044	2.0%
Southern California	3,725	3,546	5.0%
Dallas	3,045	2,912	4.6%
Austin	2,959	2,724	8.6%
Northern Virginia	6,217	7,082	(12.2%)
South Florida	2,992	2,883	3.8%
Seattle	1,321	1,035	27.6%
Suburban Maryland	1,753	1,951	(10.1%)
Total Same Park	28,178	28,177	0.0%

Net operating income
Northern California	20,915	20,012	4.5%
Southern California	10,514	10,061	4.5%
Dallas	5,640	5,408	4.3%
Austin	5,360	4,904	9.3%
Northern Virginia	12,004	11,784	1.9%
South Florida	8,168	8,008	2.0%
Seattle	3,800	3,359	13.1%
Suburban Maryland	3,393	3,100	9.5%
Total Same Park	$69,794	$66,636	4.7%

Weighted average square foot occupancy
Northern California	91.4%	96.6%	(5.4%)
Southern California	94.7%	95.7%	(1.0%)
Dallas	90.3%	92.3%	(2.2%)
Austin	95.5%	90.7%	5.3%
Northern Virginia	92.1%	93.7%	(1.7%)
South Florida	94.0%	96.4%	(2.5%)
Seattle	98.9%	96.1%	2.9%
Suburban Maryland	91.1%	88.8%	2.6%
Total Same Park	92.9%	94.7%	(1.9%)

Annualized revenue per occupied square foot
Northern California	$16.37	$14.90	9.9%
Southern California	$18.33	$17.34	5.7%
Dallas	$13.32	$12.47	6.8%
Austin	$17.74	$17.14	3.5%
Northern Virginia	$20.19	$20.55	(1.8%)
South Florida	$12.28	$11.69	5.0%
Seattle	$14.90	$13.16	13.2%
Suburban Maryland	$19.68	$19.81	(0.7%)
Total Same Park	$16.42	$15.58	5.4%

RevPAF
Northern California	$14.95	$14.39	3.9%
Southern California	$17.35	$16.58	4.6%
Dallas	$12.03	$11.53	4.3%
Austin	$16.95	$15.54	9.1%
Northern Virginia	$18.61	$19.27	(3.4%)
South Florida	$11.55	$11.27	2.5%
Seattle	$14.74	$12.64	16.6%
Suburban Maryland	$17.98	$17.65	1.9%
Total Same Park	$15.25	$14.76	3.3%

Our past revenue growth has come from contractual annual rent increases, as well as re-leasing of space at rates above outgoing rental rates. We believe the percentage difference between outgoing cash rent inclusive of estimated expense recoveries and incoming cash rent inclusive of estimated expense recoveries for leases executed (the “Cash Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following table summarizes the Cash Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park facilities, on a regional basis, for the three months ended March 31, 2020 (square feet in thousands):

	For the Three Months Ended March 31, 2020
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	369	78.9%	$2.45	15.6%
Southern California	336	75.4%	$3.10	9.3%
Dallas	197	66.0%	$3.58	3.6%
Austin	90	81.1%	$3.26	4.3%
Northern Virginia	347	75.2%	$7.04	1.1%
South Florida	179	51.6%	$1.48	7.7%
Seattle	264	92.5%	$0.83	30.0%
Suburban Maryland	48	72.4%	$9.42	2.4%
Total	1,830	75.1%	$3.45	9.5%

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

As discussed above, although the first quarter of 2020 reflected favorable conditions in all our markets, including stable occupancy as well as increasing cash rental rates, the COVID-19 pandemic has negatively impacted our leasing activity across our portfolio subsequent to March 31, 2020. As a result, due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels and rental rates, and possible decreases in rental rates on new and renewal transactions, we believe it is likely we will experience lower quarterly rental income for the remaining quarters of 2020 when compared to our results for the three months ended March 31, 2020.

Non-Same Park facilities: The table below reflects the assets comprising our Non-Same Park facilities (in thousands):

			Purchase	Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Price	Feet	Acquisition	March 31, 2020
La Mirada Commerce Center	January, 2020	La Mirada, CA	$13,513	73	100.0%	100.0%
San Tomas Business Center	December, 2019	Santa Clara, CA	16,787	79	95.6%	91.3%
Hathaway Industrial Park	September, 2019	Santa Fe Springs, CA	104,330	543	100.0%	100.0%
Walnut Avenue Business Park	April, 2019	Signal Hill, CA	13,824	74	98.4%	96.7%
Northern Virginia and Fullerton	June, 2018	Lorton and Springfield,
Road Industrial Parks		VA	143,766	1,057	76.1%	89.8%
Total			$292,220	1,826	85.9%	93.6%

We believe that our management and operating infrastructure typically allows us to generate higher NOI from newly acquired real estate facilities than was achieved by the previous owners. However, it can take 24 or more months for us to fully achieve higher NOI, and the ultimate levels of NOI to be achieved can be affected by changes in general economic conditions. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to generate higher NOI from these newly acquired real estate facilities, there can be no assurance that we will achieve our expectations with respect to newly acquired real estate facilities.

Multifamily: As of March 31, 2020, we have a 95.0% controlling interest in Highgate, a 395-unit apartment complex. During the three months ended March 31, 2020, Highgate generated $1.5 million of NOI, consisting of $2.6 million in rental income and $1.0 million in cost of operations compared to $1.4 million of NOI, consisting of $2.5 million in rental income and $1.1 million in cost of operations for the same period in 2019.

The following table summarizes certain statistics for Highgate as of March 31, 2020:

		As of March 31, 2020		Weighted Average Occupancy
Apartment	Total Costs (1)	Physical	Average Rent	For the three months ended March 31,
Units	(in thousands)	Occupancy	per Unit (2)	2020	2019
395	$115,426	94.1%	$2,144	94.9%	95.1%

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

Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels and rental rates at Highgate, management expects quarterly rental income will likely be lower during the remaining quarters of 2020 when compared to our results for the three months ended March 31, 2020.

Assets sold: These amounts include historical operating results with respect to properties that we sold. Amounts for the three months ended March 31, 2020 reflect the operating results related to a 113,000 square foot asset sold during 2020; amounts for the three months ended March 31, 2019 reflect the operating results related to a 113,000 square foot asset sold during 2020 and 1.3 million square feet of flex and office sold in October, 2019.

Depreciation and Amortization Expense: Depreciation and amortization expense was $26.6 million for the three months ended March 31, 2020 compared to $24.9 million for the same period in 2019. The three month increase was primarily due to depreciation and amortization expense from the Non-Same Park facilities combined with depreciation expense related to the building held for development.

General and Administrative Expense: General and administrative expense primarily represents executive and other compensation, audit and tax fees, legal expenses and other costs associated with being a public company. For the three months ended March 31, 2020, general and administrative expense increased $90,000, or 2.8%, compared to the same period in 2019. The three month increase was primarily due to an increase in legal professional fees related to various corporate services partially offset by lower non-capitalized due diligence costs.

Gain on sale of real estate facility: On January 7, 2020, we sold a 113,000 square foot office building located at Metro Park North in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain of $19.6 million.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

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

In order to maintain access the capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense, capitalized interest and preferred distributions paid to preferred shareholders. For the three months ended March 31, 2020, the ratio to FFO to combined fixed charges and preferred distributions paid was 5.9 to 1.0.

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

The COVID-19 pandemic has had negative impacts on the cost of debt and equity capital, and may have continued and intensified negative impacts. Based upon our substantial current liquidity relative to our capital requirements noted below, and our strong financial profile and credit ratings, we do not expect such capital market dislocations to have a material impact upon our capital and growth plans over the next 12 months. However, there can be no assurance that they would not in the future, if they were to persist for a long period of time or intensify.

Short-term Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for debt service, capital expenditures and distributions to our shareholders for the foreseeable future.

As of March 31, 2020, we had $87.9 million in unrestricted cash. In the last five years, we have retained approximately $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less shareholder and unit holder distributions and capital expenditures.

Required Debt Repayment: As of March 31, 2020, we have no debt outstanding on our Credit Facility. We are in compliance with all of the covenants and other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements generally are related to property renovations and expenditures related to repositioning asset acquisitions. The following table sets forth our commercial capital expenditures paid for in the three months ended March 31, 2020 and 2019, respectively, on an aggregate and per square foot basis:

	For the Three Months Ended March 31,
	2020	2019	2020	2019
Commercial Real Estate	(in thousands)		(per square foot)
Recurring capital expenditures
Capital improvements	$1,223	$1,180	$0.04	$0.04
Tenant improvements	3,546	3,551	0.13	0.13
Lease commissions	2,082	1,956	0.08	0.07
Total commercial recurring capital expenditures	6,851	6,687	0.25	0.24
Nonrecurring capital improvements	93	864	0.00	0.03
Total commercial capital expenditures	$6,944	$7,551	$0.25	$0.27

The following table summarizes the recurring capital expenditures paid and the related percentage of NOI for Same Park, Non-Same Park, multifamily and assets sold by region for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
				Recurring
	Recurring			Capital Expenditures
	Capital Expenditures			as a Percentage of NOI
	2020	2019	Change	2020	2019
Region
Same Park
Northern California	$1,336	$575	132.3%	6.4%	2.9%
Southern California	998	669	49.2%	9.5%	6.6%
Dallas	1,103	1,186	(7.0%)	19.6%	21.9%
Austin	301	361	(16.6%)	5.6%	7.4%
Northern Virginia	2,222	1,427	55.7%	18.5%	12.1%
South Florida	514	401	28.2%	6.3%	5.0%
Seattle	68	80	(15.0%)	1.8%	2.4%
Suburban Maryland	191	667	(71.4%)	5.6%	21.5%
Total Same Park	6,733	5,366	25.5%	9.6%	8.1%
Non-Same Park
Southern California	13	—	100.0%
Northern Virginia	89	1,071	(91.7%)
Total Non-Same Park	102	1,071	(90.5%)
Assets sold	16	250	(93.6%)
Total	$6,851	$6,687	2.5%

In the last five years, our recurring capital expenditures have averaged generally between $1.10 and $1.64 per square foot, and 11.5% and 16.3% as a percentage of NOI. However, as a result of the COVID-19 pandemic, we expect that full year recurring capital expenditures may decrease as a result of deferring non-essential capital projects, both make-ready and capital improvements, for the remainder of 2020 when compared to the full year recurring capital expenditures spent in 2019. While what we disclose herein with respect to capital expenditures represents our best estimates at this time, there can be no assurance that these amounts will not change substantially in the future as we continue to monitor the impact of the COVID-19 pandemic on our ability to execute projects and on economic returns.

Redemption of Preferred Stock: Historically, we have reduced our cost of capital by refinancing higher coupon preferred securities with lower coupon preferred securities. Redemption of such preferred shares will depend upon many factors, including our cost of capital. None of our preferred securities are redeemable at the option of the holders.

Acquisitions of real estate facilities: On January 10, 2020, we acquired a multi-tenant industrial park comprised of approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs. We continue to seek to acquire additional real estate facilities; however, there is significant competition to acquire existing facilities and there can be no assurance as to the volume of future acquisition activity.

Sale of real estate: On January 7, 2020, the Company sold a 113,000 square foot office building located at Metro Park North in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain of $19.6 million.

Development of real estate facilities: As noted above, we have a 123,000 square foot vacant building located within The Mile that we are seeking to redevelop into a multifamily property. There can be no assurance as to the timing or amount of any investment that may occur; however, the timing of this redevelopment project is within our control and as such, we will commence construction when we deem appropriate based on market conditions.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the three months ended March 31, 2020 or the year ended December 31, 2019. As of March 31, 2020, management has the authorization to repurchase an additional 1,614,721 shares.

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

We paid REIT qualifying distributions of $40.8 million ($12.0 million to preferred shareholders and $28.8 million to common shareholders) during the three months ended March 31, 2020.

We estimate the annual distribution requirements with respect to our preferred shares outstanding at March 31, 2020 to be $48.2 million per year.

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

Funds from Operations, Core Funds from Operations and Funds Available for Distributions

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

We also present Core FFO and Funds Available for Distribution (“FAD”). Core FFO, which the Company defines as FFO excluding the net impact of (i) income allocated to preferred shareholders to the extent redemption value exceeds the related carrying value and (ii) other nonrecurring income or expense items as appropriate. FAD, a non-GAAP measure, represents Core FFO adjusted to (i) deduct recurring capital improvements and capitalized tenant improvements and lease commissions and (ii) remove certain non-cash income or expenses such as straight-line rent and stock compensation expense.

For the three months ended March 31, 2020 and 2019, Core FFO was equal to FFO as the Company did not incur any preferred share redemption charges or any nonrecurring income or expenses in either period.

The following table reconciles from net income allocable to common shareholders to FFO, Core FFO and FAD as well as net income per share to FFO per share and Core FFO per share (amounts in thousands, except per share data):

	For The Three Months
	Ended March 31,
	2020	2019
Net income allocable to common shareholders	$41,615	$26,321
Adjustments
Gain on sale of real estate facility	(19,621)	—
Depreciation and amortization expense	26,619	24,875
Net income allocated to noncontrolling interests	11,092	7,027
Net income allocated to restricted stock unit holders	275	268
FFO allocated to JV partner	(43)	(29)
FFO allocable to diluted common shares and units	$59,937	$58,462

Core FFO allocable to diluted common shares and units	$59,937	$58,462
Adjustments
Recurring capital improvements	(1,223)	(1,180)
Tenant improvements	(3,546)	(3,551)
Capitalized lease commissions	(2,082)	(1,956)
Straight-line rent	(768)	(657)
In-place lease adjustment	(66)	21
Tenant improvement reimbursement amortization,
net of lease incentive amortization	(230)	(379)
Stock compensation expense	942	971
Cash paid for taxes in lieu of shares upon vesting of
restricted stock units	(3,655)	(5,494)
FAD allocable to diluted common shares and units	$49,309	$46,237

Weighted average outstanding
Common shares	27,448	27,373
Common operating partnership units	7,305	7,305
Restricted stock units	77	140
Common share equivalents	102	106
Total common and dilutive shares	34,932	34,924

Reconciliation of Earnings per Share to FFO per Share
Net income per common share—diluted	$1.51	$0.96
Gain on sale of real estate facilities	(0.56)	—
Depreciation and amortization expense	0.77	0.71
FFO per share	$1.72	$1.67

We believe FFO, Core FFO and FAD assist investors in analyzing and comparing the operating and financial performance of a company’s real estate between periods. FFO, Core FFO and FAD are not substitutes for GAAP net income. In addition, other REITs may compute FFO, Core FFO and FAD differently, which could inhibit comparability.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations: We paid $12.0 million in distributions to our preferred shareholders for the three months ended March 31, 2020 and expect to continue to pay quarterly distributions of $12.0 million to our preferred shareholders for the foreseeable future or until such time as there is a change in the amount or composition of our series of preferred equity outstanding. Dividends on preferred equity are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of March 31, 2020 and their impact on our cash flow and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Transaction costs (1)	$9,075	$9,075	$—	$—	$—
Ground lease obligations (2)	1,918	149	596	397	776
Total	$10,993	$9,224	$596	$397	$776

____________________________

(1)Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.

(2)Represents future contractual payments on land under various operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding as of as of March 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2020, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not subject to any material legal proceedings other than ordinary routine litigation and administrative proceedings incidental to its business.

ITEM 1A. RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2019, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations. Except as described below, there have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2019.

In addition, in considering the forward-looking statements contained in this Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2 of this Form 10-Q.

We are subject to risks from the COVID-19 pandemic and we may in the future be subject to risks from other public health crises.

Since being reported in December 2019, the COVID-19 pandemic has spread globally, including to every state in the United States, adversely affecting public health and economic activity. Our business is subject to risks from the COVID-19 pandemic, including, among others:

•risks associated with the COVID-19 pandemic, including but not limited to illness or death of our employees or customers, negative impacts to the economic environment and to our customers which could reduce the demand for commercial property space or reduce our ability to collect rent, or potential regulatory action to close certain of our facilities that were determined not to be an “essential business” or for other reasons;

•risk that even after the initial restrictions due to the COVID-19 pandemic ease, they could be reinstituted in case of future waves of infection or if additional pandemics occur;

•risk that the economic effects of the COVID-19 pandemic could reduce consumer confidence and result in an elevated level of move-outs of our long-term customers, resulting in a reduction in rental income due to occupancy reductions and increased “rent roll down” due to new customers having lower rental rates than departing customers; and

•risk of negative impacts on the cost and availability of debt and equity capital as a result of the COVID-19 pandemic, which could have a material impact upon our capital and growth plans.

We believe that the degree to which the COVID-19 pandemic adversely impacts our business, operating results, cash flows and/or financial condition will be driven primarily by the duration, spread and severity of the pandemic, all of which are uncertain and difficult to predict. As a result, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Future public health crises could have similar impacts.

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

During the three months ended March 31, 2020, there were no shares of the Company’s common stock repurchased. As of March 31, 2020, 1,614,721 shares remain available for purchase under the program.

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

Dated: April 29, 2020

PS BUSINESS PARKS, INC.

BY:	/s/ Jeffrey D. Hedges
Jeffrey D. Hedges
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)