Form 10-Q
period 2020-06-30
PS BUSINESS PARKS INC/CA
filed 2020-08-05
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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

Yes ☐ No ☒

As of July 31, 2020, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,482,494.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Cash and cash equivalents	$98,841	$62,786

Real estate facilities, at cost
Land	855,542	844,419
Buildings and improvements	2,220,562	2,203,308
	3,076,104	3,047,727
Accumulated depreciation	(1,201,821)	(1,158,489)
	1,874,283	1,889,238
Properties held for sale, net	3,716	15,264
Land and building held for development, net	29,899	28,110
	1,907,898	1,932,612
Rent receivable	2,779	1,392
Deferred rent receivable	36,204	32,993
Other assets	10,758	16,660
Total assets	$2,056,480	$2,046,443

LIABILITIES AND EQUITY

Accrued and other liabilities	$84,185	$84,632
Total liabilities	84,185	84,632
Commitments and contingencies
Equity
PS Business Parks, Inc.’s shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
37,790 shares issued and outstanding at ($944,750 aggregate
liquidation preference) June 30, 2020
and December 31, 2019	944,750	944,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,481,486 and 27,440,953 shares issued and outstanding at
June 30, 2020 and December 31, 2019, respectively	274	274
Paid-in capital	735,129	736,986
Accumulated earnings	73,524	63,666
Total PS Business Parks, Inc.’s shareholders’ equity	1,753,677	1,745,676
Noncontrolling interests	218,618	216,135
Total equity	1,972,295	1,961,811
Total liabilities and equity	$2,056,480	$2,046,443

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Rental income	$100,559	$107,782	$206,775	$215,607

Expenses
Cost of operations	30,131	31,460	61,394	65,053
Depreciation and amortization	22,963	24,768	49,582	49,643
General and administrative	3,004	2,827	6,327	6,060
Total operating expenses	56,098	59,055	117,303	120,756

Interest and other income	225	764	782	1,382
Interest and other expense	(203)	(118)	(364)	(285)
Gain on sale of real estate facility	—	—	19,621	—
Net income	44,483	49,373	109,511	95,948
Allocation to noncontrolling interests	(6,795)	(7,623)	(17,887)	(14,650)
Net income allocable to PS Business Parks, Inc.	37,688	41,750	91,624	81,298
Allocation to preferred shareholders	(12,047)	(12,959)	(24,093)	(25,918)
Allocation to restricted stock unit holders	(119)	(212)	(394)	(480)
Net income allocable to common shareholders	$25,522	$28,579	$67,137	$54,900

Net income per common share
Basic	$0.93	$1.04	$2.44	$2.00
Diluted	$0.93	$1.04	$2.44	$2.00

Weighted average common shares outstanding
Basic	27,479	27,426	27,464	27,400
Diluted	27,560	27,532	27,557	27,505

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
For the three months ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
June 30, 2020	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Interests	Equity
Balances at March 31, 2020	37,790	$944,750	27,477,303	$274	$734,091	$76,739	$1,755,854	$219,518	$1,975,372
Issuance of common stock in
connection with stock-based
compensation	—	—	4,183	—	259	—	259	—	259
Stock compensation, net	—	—	—	—	784	—	784	—	784
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(5)	—	(5)	—	(5)
Net income	—	—	—	—	—	37,688	37,688	6,795	44,483
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(12,047)	(12,047)	—	(12,047)
Common stock ($1.05 per share)	—	—	—	—	—	(28,856)	(28,856)	—	(28,856)
Noncontrolling interests—
Common Units	—	—	—	—	—	—	—	(7,670)	(7,670)
Joint Venture	—	—	—	—	—	—	—	(25)	(25)
Balances at June 30, 2020	37,790	$944,750	27,481,486	$274	$735,129	$73,524	$1,753,677	$218,618	$1,972,295

For the three months ended
June 30, 2019
Balances at March 31, 2019	38,390	$959,750	27,417,909	$274	$732,955	$67,059	$1,760,038	$216,237	$1,976,275
Issuance of common stock in
connection with stock-based
compensation	—	—	11,847	—	304	—	304	—	304
Stock compensation, net	—	—	—	—	706	—	706	—	706
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(6)	—	(6)	—	(6)
Net income	—	—	—	—	—	41,750	41,750	7,623	49,373
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(12,959)	(12,959)	—	(12,959)
Common stock ($1.05 per share)	—	—	—	—	—	(28,801)	(28,801)	—	(28,801)
Noncontrolling interests—
Common Units	—	—	—	—	—	—	—	(7,670)	(7,670)
Joint Venture	—	—	—	—	—	—	—	(45)	(45)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	(182)	—	(182)	182	—
Balances at June 30, 2019	38,390	$959,750	27,429,756	$274	$733,777	$67,049	$1,760,850	$216,327	$1,977,177

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
For the six months ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
June 30, 2020	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Interests	Equity
Balances at December 31, 2019	37,790	$944,750	27,440,953	$274	$736,986	$63,666	$1,745,676	$216,135	$1,961,811
Issuance of common stock in
connection with stock-based
compensation	—	—	40,533	—	259	—	259	—	259
Stock compensation, net	—	—	—	—	1,544	—	1,544	—	1,544
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(3,660)	—	(3,660)	—	(3,660)
Net income	—	—	—	—	—	91,624	91,624	17,887	109,511
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(24,093)	(24,093)	—	(24,093)
Common stock ($2.10 per share)	—	—	—	—	—	(57,673)	(57,673)	—	(57,673)
Noncontrolling interests—
Common Units	—	—	—	—	—	—	—	(15,341)	(15,341)
Joint Venture	—	—	—	—	—	—	—	(63)	(63)
Balances at June 30, 2020	37,790	$944,750	27,481,486	$274	$735,129	$73,524	$1,753,677	$218,618	$1,972,295

For the six months ended
June 30, 2019
Balances at December 31, 2018	38,390	$959,750	27,362,101	$274	$736,131	$69,207	$1,765,362	$218,091	$1,983,453
Issuance of common stock in
connection with stock-based
compensation	—	—	67,655	—	709	—	709	—	709
Stock compensation, net	—	—	—	—	1,409	—	1,409	—	1,409
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(5,500)	—	(5,500)	—	(5,500)
Net income	—	—	—	—	—	81,298	81,298	14,650	95,948
Distributions
Preferred stock (Note 8)	—	—	—	—	—	(25,918)	(25,918)	—	(25,918)
Common stock ($2.10 per share)	—	—	—	—	—	(57,538)	(57,538)	—	(57,538)
Noncontrolling interests—
Common Units	—	—	—	—	—	—	—	(15,341)	(15,341)
Joint Venture	—	—	—	—	—	—	—	(45)	(45)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	1,028	—	1,028	(1,028)	—
Balances at June 30, 2019	38,390	$959,750	27,429,756	$274	$733,777	$67,049	$1,760,850	$216,327	$1,977,177
See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Six Months
	Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$109,511	$95,948
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	49,582	49,643
Tenant improvement reimbursement amortization, net of lease incentive amortization	(392)	(663)
Gain on sale of real estate facility	(19,621)	—
Stock compensation expense	1,873	1,889
Amortization of financing costs	273	272
Other, net	1,095	(5,920)
Total adjustments	32,810	45,221
Net cash provided by operating activities	142,321	141,169
Cash flows from investing activities
Capital expenditures to real estate facilities	(16,038)	(17,503)
Capital expenditures to land and building held for development	(4,995)	(993)
Acquisition of real estate facility	(13,423)	(13,736)
Proceeds from sale of real estate facility	29,266	—
Net cash used in investing activities	(5,190)	(32,232)
Cash flows from financing activities
Payment of financing costs	(176)	(157)
Proceeds from the exercise of stock options	259	709
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(3,660)	(5,500)
Cash paid to restricted stock unit holders	(329)	(480)
Distributions paid to preferred shareholders	(24,093)	(25,918)
Distributions paid to common shareholders	(57,673)	(57,538)
Distributions paid to noncontrolling interests—common units	(15,341)	(15,341)
Distributions paid to noncontrolling interests—joint venture	(63)	(45)
Net cash used in financing activities	(101,076)	(104,270)
Net increase in cash and cash equivalents	36,055	4,667
Cash, cash equivalents and restricted cash at the beginning of the period	63,874	38,467
Cash, cash equivalents and restricted cash at the end of the period	$99,929	$43,134

Supplemental schedule of non-cash investing and financing activities
Adjustment to noncontrolling interests—common units in the OP
Noncontrolling interests—common units	$—	$(1,028)
Paid-in capital	$—	$1,028

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of June 30, 2020, PSB owned 79.0% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and our consolidated joint venture that owns a 395-unit multifamily apartment complex in Tysons, Virginia, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS also owns 7.2 million common shares and would own 41.6% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. As of June 30, 2020, the Company owned and operated 27.5 million rentable square feet of commercial space in six states, comprising of 97 parks and 674 buildings, and held a 95.0% interest in a 395-unit multifamily apartment complex in Tysons, Virginia. The Company also manages for a fee approximately 438,000 rentable square feet on behalf of PS.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP and our consolidated joint venture. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets (in thousands):

	December 31,
	2019	2018
Consolidated balance sheets
Cash and cash equivalents	$62,786	$37,379
Restricted cash included in
Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash
at the end of the period	$63,874	$38,467

	June 30,
	2020	2019
Consolidated balance sheets
Cash and cash equivalents	$98,841	$42,046
Restricted cash included in
Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash
at the end of the period	$99,929	$43,134

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

Property held for sale or development

Real estate is classified as held for sale when the asset is being marketed for sale or subject to an eminent domain process and we expect that a sale or taking is likely to occur in the next 12 months. Real estate is classified as held for development when it is no longer used in its original form and likely that it will be developed to an alternate use. Property held for sale is not depreciated.

Intangible assets/liabilities

When we acquire real estate facilities, an intangible asset is recorded in other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded in other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of June 30, 2020, the value of above-market in-place rents resulted in net intangible assets of $950,000, net of $10.8 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $2.0 million, net of $11.8 million of accumulated amortization. As of December 31, 2019, the value of above-market in-place rents resulted in net intangible assets of $1.2 million, net of $10.6 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $2.4 million, net of $11.4 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place leases (i.e., customer lease-up costs) is recorded in other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of June 30, 2020, the value of acquired in-place leases resulted in net intangible assets of $4.0 million, net of $6.0 million of accumulated amortization. As of December 31, 2019, the value of acquired in-place leases resulted in net intangible assets of $5.7 million, net of $4.1 million of accumulated amortization.

As of June 30, 2020, the value of our right-of-use (“ROU”) assets relating to our existing ground lease arrangements and the related liability, included in “other assets” on our consolidated balance sheets and the corresponding liability under “accrued and other liabilities,” was $1.5 million, net of $135,000 of accumulated amortization. As of December 31, 2019, the value of our ROU assets and related liability relating to our ground lease arrangements was $1.6 million, net of $71,000 of accumulated amortization. These ground leases expire in 2029 and 2030 and do not have options to extend. As of June 30, 2020, the remaining lease terms were 9.3 years and 9.6 years. Lease expense for these ground leases is recognized in the period the applicable costs are incurred, and the monthly lease amount for these operating leases is constant and without contractual increases throughout the remaining terms.

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

The Company monitors the collectability of its receivable balances, including deferred rent receivable balances, on an ongoing basis. The Company writes off uncollectible customer receivable balances, including deferred rent receivable balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the amount of cash collected for those customer receivable balances deemed uncollectible.

The Company recognized revenue from our lease arrangements aggregating to $100.6 million and $107.8 million for the three months ended June 30, 2020 and 2019, respectively, and $206.8 million and $215.6 million for the six months ended June 30, 2020 and 2019, respectively. This revenue consisted primarily of rental income from operating leases and the related variable lease payments resulting from reimbursements of property operating expenses. Rental income was $77.4 million and $83.8 million for the three months ended June 30, 2020 and 2019, respectively, and $159.0 million and $166.6 million for the six months ended June 30, 2020 and 2019, respectively. Variable lease payments were $23.2 million and $24.0 million for the three months ended June 30, 2020 and 2019, respectively, and $47.8 million and $49.0 million for the six months ended June 30, 2020 and 2019, respectively.

In April, 2020, the Financial Accounting Standard Board issued a Staff Question-and-Answer ("Lease Modification Q&A") to respond to frequently asked questions about accounting for lease concessions related to the novel coronavirus (“COVID-19”) pandemic. Under existing lease guidance, an entity would have to determine, on a lease by lease basis, if a lease concession contained a lease which would be accounted for under the lease modification framework, or if a lease concession was an enforceable right or obligation that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides that, to the extent that cash flow after the lease concessions are substantially the same, or less than, the cash flow previously required by the existing lease, an entity is not required to evaluate each contract to determine whether a concession provided by a lessor to a lessee in response to the COVID-19 pandemic is a lease modification. Instead, an entity can account for such lease concessions either (i) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or (ii) as a lease modification. Based on the Lease Modification Q&A, an entity is not required to account for all lease concessions in response to the COVID-19 pandemic under one elected option; however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances.

In accordance with the Lease Modification Q&A, the Company has elected to account for lease concessions in response to the COVID-19 pandemic as a lease modification as the cash flow after these lease concessions is substantially the same, or less than, the cash flow previously required by the existing lease. The Company records rent deferrals and rent abatements in deferred rent receivable in the accompanying consolidated balance sheets and will recognize these amounts over the remainder of the respective lease terms. For lease concessions in response to the COVID-19 pandemic that modified the terms and substantially changed the underlying cash flow of the existing lease for the remaining term, the Company accounts for such concession as a lease modification.

As a result of the COVID-19 pandemic, the Company entered into agreements with 346 customers (representing 9.8% of customers on a percentage of total rental income basis) through which the Company agreed to defer an aggregate of $3.8 million and abate $874,000 of billed rental income during the three months ended June 30, 2020. The $3.8 million of deferred revenue is scheduled to be repaid over an average of 11 months. The Company also wrote-off $1.2 million of accounts receivable and $2.4 million of deferred rent receivable during the three months ended June 30, 2020. The duration and severity of the negative effects of the COVID-19 pandemic on the economy are uncertain and are likely to directly impact collectability of certain customers rent receivable balances in the future. The Company has taken into account current tenant financial conditions which include consideration of COVID-19 in its estimation of its uncollectible accounts and deferred rents receivable at June 30, 2020. The Company is closely monitoring the collectability of such rents and will adjust future estimations as further information is known.

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

General and administrative expense

General and administrative expense includes executive and other compensation, corporate office expenses, professional fees, and other such costs that are not directly related to the operation of our real estate facilities.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of June 30, 2020 and December 31, 2019, we did not recognize any tax benefit for uncertain tax positions.

Accounting for preferred equity issuance costs

We record preferred equity issuance costs as a reduction to paid-in capital on our consolidated balance sheets at the time the preferred securities are issued, and reflect the carrying value of the preferred equity at its redemption value. An additional allocation of income is made from the common shareholders to the preferred shareholders in the amount of the original issuance costs, and we reclassify the redemption value from equity to liabilities, when we call preferred shares for redemption, with such liabilities relieved once the preferred shares are redeemed.

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

Basic and diluted net income per common share are each calculated based upon net income allocable to common shareholders, divided by (i) in the case of basic net income per common share, weighted average common shares and (ii) in the case of diluted income per share, weighted average common shares adjusted for the impact of stock compensation awards outstanding (see Note 10) using the treasury stock method.

The following table sets forth the components of our basic and diluted income per share that are not reflected on the face of our consolidated statements of income, including the allocation of income to common shareholders and common partnership units, the percentage of weighted average shares and common partnership units, as well as basic and diluted weighted average shares (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Calculation of net income allocable to common shareholders
Net income	$44,483	$49,373	$109,511	$95,948
Net income allocated to
Preferred shareholders based upon distributions	(12,047)	(12,959)	(24,093)	(25,918)
Noncontrolling interests—joint venture	(13)	(10)	(30)	(13)
Restricted stock unit holders	(119)	(212)	(394)	(480)
Net income allocable to common shareholders
and noncontrolling interests—common units	32,304	36,192	84,994	69,537
Net income allocation to noncontrolling interests—
common units	(6,782)	(7,613)	(17,857)	(14,637)
Net income allocable to common shareholders	$25,522	$28,579	$67,137	$54,900

Calculation of common partnership units as a percentage of common share equivalents
Weighted average common shares outstanding	27,479	27,426	27,464	27,400
Weighted average common partnership units outstanding	7,305	7,305	7,305	7,305
Total common share equivalents	34,784	34,731	34,769	34,705
Common partnership units as a percentage of common
share equivalents	21.0%	21.0%	21.0%	21.0%

Weighted average common shares outstanding
Basic weighted average common shares outstanding	27,479	27,426	27,464	27,400
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	81	106	93	105
Diluted weighted average common shares outstanding	27,560	27,532	27,557	27,505

Segment reporting

The Company has two operating segments: (i) the acquisition, development, ownership and management of commercial real estate and (ii) the acquisition, development, ownership and management of multifamily real estate, but has only one reportable segment as the multifamily segment does not meet the quantitative thresholds necessary to require reporting as a separate segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2019 in order to conform to the 2020 presentation, including reclassifying assets held for sale as of June 30, 2020 from “real estate facilities, at cost” totaling $3.8 million as of December 31, 2019 into “properties held for sale, net” on our consolidated balance sheets.

3. Real estate facilities

The activity in real estate facilities for the six months ended June 30, 2020 was as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2019 (1)	$844,419	$2,203,308	$(1,158,489)	$1,889,238
Acquisition of real estate facility	11,123	2,153	—	13,276
Capital expenditures	—	16,202	—	16,202
Disposals (2)	—	(1,085)	1,085	—
Depreciation and amortization expense	—	—	(44,463)	(44,463)
Transfer to properties held for sale	—	(16)	46	30
Balances at June 30, 2020	$855,542	$2,220,562	$(1,201,821)	$1,874,283

____________________________

(1)Land, building and improvements, and accumulated depreciation, respectively, totaling $2.2 million, $2.8 million and $1.2 million were reclassified as of December 31, 2019 to “properties held for sale, net,” representing two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which are subject to an eminent domain process.

(2)Disposals primarily represent the book value of tenant improvements that have been removed upon the customer vacating their space.

We have a 95.0% interest in a joint venture, which we consolidate, that owns a 395-unit multifamily apartment complex on a five-acre site within the Company’s 628,000 square foot office park located in Tysons, Virginia. An unrelated real estate development company (the “JV Partner”) holds the remaining 5.0%. This consolidated joint venture’s real estate assets and activities are included in the table above.

As of June 30, 2020, we have commitments, pursuant to executed leases throughout our portfolio, to spend $12.3 million on transaction costs, which include tenant improvements and lease commissions.

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

The following table summarizes the assets acquired and liabilities assumed for the six months ended June 30, (in thousands):

	2020	2019
Land	$11,123	$9,668
Buildings and improvements	2,153	3,978
Accrued and other liabilities (below-market in-place rents)	—	(212)
Other assets (in-place lease value)	237	390
Total purchase price	13,513	13,824
Net operating assets acquired and liabilities assumed	(90)	(88)
Total cash paid	$13,423	$13,736

Properties Sold and Held for Sale

During the three months ended June 30, 2020, the Company reclassified two industrial buildings totaling 40,000 square feet located in Redmond, Washington, to properties held for sale, net, which are subject to an eminent domain process that is expected to be completed later this year.

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

4. Leasing activity

The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses that may be collectable under these leases, as of June 30, 2020 is as follows (in thousands):

Remainder of 2020	$150,272
2021	260,075
2022	188,923
2023	132,008
2024	90,647
Thereafter	135,493
Total (1)	$957,418

____________________________

(1)Excludes future minimum rental income from assets held for sale.

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $23.2 million and $24.0 million for the three months ended June 30, 2020 and 2019, respectively, and $47.8 million and $49.0 million for the six months ended June 30, 2020 and 2019, respectively. These variable lease payment amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.2% of total leased square footage are subject to termination options, and 1.9% of total leased square footage have termination options exercisable through December 31, 2020. In general, these leases provide for termination payments to us should the termination options be exercised. Certain leases also have an option to extend the term of the lease. The future minimum rental income in the above table assumes termination options and lease extension options are not exercised.

5. Bank loans

We have an unsecured revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). We had zero balance outstanding on our Credit Facility at June 30, 2020 and December 31, 2019. The Company had $345,000 and $461,000 of total unamortized loan origination costs as of June 30, 2020 and December 31, 2019, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with as of June 30, 2020. Interest on outstanding borrowings is payable monthly.

6. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $215.7 million and $213.2 million at June 30, 2020 and December 31, 2019, respectively, and (ii) the JV Partner’s 5.0% interest in a joint venture owning a 395-unit multifamily apartment complex, totaling $2.9 million at June 30, 2020 and December 31, 2019.

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

In allocating net income and presenting equity, we treat the common partnership units as if converted to common shares. Accordingly, they received the same net income allocation per unit as a common share totaling $6.8 million and $7.6 million for the three months ended June 30, 2020 and 2019, respectively, and $17.9 million and $14.6 million for the six months ended June 30, 2020 and 2019, respectively.

JV Partner

For the three months ended June 30, 2020 and 2019, income of $13,000 and $10,000 was allocated to the JV Partner during the three months ended June 30, 2020 and 2019, respectively, and $30,000 and $13,000 for the six months ended June 30, 2020 and 2019, respectively. Distributions of $25,000 and $45,000 were paid to the JV Partner during the three months ended June 30, 2020 and 2019, respectively, and $63,000 and $45,000 during the six months ended June 30, 2020 and 2019, respectively.

7. Related party transactions

We manage certain industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues, which is included in “interest and other income” on our consolidated statements of income. Management fee revenues were $63,000 and $72,000 for the three months ended June 30, 2020 and 2019, respectively, and $133,000 and $150,000 for the six months ended June 30, 2020 and 2019, respectively. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $89,000 and $91,000 for the three months ended June 30, 2020 and 2019, respectively, and $188,000 and $193,000 for the six months ended June 30, 2020 and 2019, respectively.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were $24,000 and $25,000 for the three months ended June 30, 2020 and 2019, respectively, and $48,000 and $49,000 for the six months ended June 30, 2020 and 2019, respectively. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling $21,000 and $19,000 for the three months ended June 30, 2020 and 2019, respectively, and $41,000 and $37,000 for the six months ended June 30, 2020 and 2019, respectively. These amounts are included under “cost of operations” on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $187,000 and $168,000 for costs PS incurred on our behalf for the three months ended June 30, 2020 and 2019, respectively, and $373,000 and $336,000 for the six months ended June 30, 2020 and 2019, respectively. PS reimbursed us $9,000 and $10,000 for costs we incurred on their behalf for the three months ended June 30, 2020 and 2019, respectively, and $18,000 and $20,000 for the six months ended June 30, 2020 and 2019, respectively.

The Company had net amounts due to PS of $19,000 and $106,000 at June 30, 2020 at December 31, 2019, respectively, for these contracts, as well as certain operating expenses paid by the Company on behalf of PS.

8. Shareholders’ equity

Preferred stock

As of June 30, 2020 and December 31, 2019, the Company had the following series of preferred stock outstanding:

		Earliest Potential	Dividend	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)
Series W	October, 2016	October, 2021	5.200%	7,590	$189,750
Series X	September, 2017	September, 2022	5.250%	9,200	230,000
Series Y	December, 2017	December, 2022	5.200%	8,000	200,000
Series Z	November, 2019	November, 2024	4.875%	13,000	325,000
Total				37,790	$944,750

We paid $12.0 million and $13.0 million in distributions to our preferred shareholders for the three months ended June 30, 2020 and 2019, respectively, and $24.1 million and $25.9 million in distributions to our preferred shareholders for the six months ended June 30, 2020 and 2019, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of our preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At June 30, 2020, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock and units

We paid $28.9 million ($1.05 per common share) and $28.8 million ($1.05 per common share) in distributions to our common shareholders for the three months ended June 30, 2020 and 2019, respectively, and $57.7 million ($2.10 per common share) and $57.5 million ($2.10 per common share) in distributions to our common shareholders for the six months ended June 30, 2020 and 2019, respectively.

We paid $7.7 million ($1.05 per common unit) in distributions to our common unit holders for each of the three months ended June 30, 2020 and 2019, and $15.3 million ($2.10 per common unit) in distributions to our common unit holders for each of the six months ended June 30, 2020 and 2019.

Equity stock

The Company is authorized to issue 100.0 million shares of Equity Stock. The Articles of Incorporation provide that Equity Stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock. As of June 30, 2020 and December 31, 2019, no equity stock had been issued.

9. Commitments and contingencies

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these proceedings resulting in a material loss to the Company, either individually or in the aggregate, is remote.

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

For the three and six months ended June 30, 2020, respectively, we recorded $99,000 and $190,000 in compensation expense related to stock options as compared to $61,000 and $118,000 for the same periods in 2019.

During the six months ended June 30, 2020, 18,000 stock options were granted, 4,136 options were exercised and no options were forfeited. A total of 171,694 and 157,830 options were outstanding at June 30, 2020 and December 31, 2019, respectively.

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

During the three and six months ended June 30, 2020, management determined that it was not probable that the targets under the 2020 Incentive Program would be met due to the negative impact of the COVID-19 pandemic on the economy, and, as such, the Company did not record stock compensation expense related to the 2020 Incentive Program.

For the three and six months ended June 30, 2020, respectively, we recorded $638,000 and $1.3 million in compensation expense related to RSUs as compared to $797,000 and $1.7 million for the same periods in 2019.

During the six months ended June 30, 2020, 100 RSUs were granted, 61,756 RSUs vested and 980 RSUs were forfeited. Tax withholdings totaling $3.7 million were made on behalf of employees in exchange for 25,359 common shares withheld upon vesting for the six months ended June 30, 2020 resulting in the issuance of 36,397 common shares. Tax withholdings totaling $5.5 million were made on behalf of employees in exchange for 35,404 common shares withheld upon vesting for the six months ended June 30, 2019 resulting in the issuance of 48,476 common shares. A total of 88,212 and 150,848 RSUs were outstanding at June 30, 2020 and December 31, 2019, respectively.

In July, 2019, the Company amended the Retirement Plan for Non-Employee Directors (the “Director Retirement Plan”), to increase the maximum shares issued upon retirement for each year served as a director from 8,000 shares to 10,000 shares of common stock. The Company recognizes compensation expense with regard to grants to be issued in the future under the Director Retirement Plan over the requisite service period. For the three and six months ended June 30, 2020, respectively, we recorded $194,000 and $372,000 in compensation expense related to these shares as compared to $59,000 and $116,000 for the same periods in 2019.

In April, 2019, we issued 8,000 shares of common stock to a director upon retirement with an aggregate fair value of $1.2 million. Compensation expense for these shares was previously expensed. No shares of common stock were issued during the six months ended June 30, 2020.

11. Subsequent Events

Subsequent to June 30, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic. As of July 31, 2020, in addition to the $3.8 million of rent deferrals and $874,000 of rent abatements granted during the three months ended June 30, 2020, the Company deferred an additional $1.0 million of rental income for the month of July, 2020.

Subsequent to June 30, 2020, the Company entered into a new partnership agreement with the JV Partner. The new partnership was formed for the purpose of developing a 411 unit multifamily property on a parcel of land that is currently held in land and building held for development, net. Under the new partnership agreement, the Company will be the 98.2% managing member with the JV Partner holding the remaining 1.8% limited partnership interest. The property is anticipated to be constructed over a period of 24 to 36 months at an estimated development cost of $110 million to $120 million excluding land cost.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (i) the duration and severity of the COVID-19 pandemic and its impact on our business and our customers; (ii) changes in general economic and business conditions, including as a result of the economic fallout of the COVID-19 pandemic; (iii) potential regulatory actions to close our facilities or limit our ability to evict delinquent customers; (iv) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (v) tenant defaults; (vi) the effect of the recent credit and financial market conditions; (vii) our failure to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”); (viii) the economic health of our customers; (ix) increases in operating costs; (x) casualties to our properties not covered by insurance; (xi) the availability and cost of capital; (xii) increases in interest rates and its effect on our stock price; and (xiii) other factors discussed under the heading “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

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

Accounting for Customer Receivable Balances, including Deferred Rent Receivable Balances: Customer receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from customers. Deferred rent receivables represent the amount that the cumulative straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement, inclusive of rent deferrals and rent abatements granted to our customers in response to the COVID-19 pandemic. The Company writes off uncollectible customer receivable balances, including deferred rent receivable balances, in the period such receivable balances are deemed uncollectible. Significant bad debt losses could materially impact our net income.

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

Business Overview

Our overall operating results are impacted primarily by the performance of our existing real estate facilities, which at June 30, 2020 were comprised of 27.5 million rentable square feet of primarily multi-tenant industrial, flex and office properties concentrated in six states and a 95.0% interest in a 395-unit multifamily apartment complex. Our portfolio of multi-tenant commercial properties comprise of 97 parks and 674 buildings and are located in markets that have experienced long-term economic growth with a particular concentration on small- and medium-size customers. Accordingly, a significant degree of management attention is paid to maximizing the cash flow from our existing real estate portfolio. Also, our strong and conservative capital structure allows us the flexibility to use debt and equity capital prudently to fund our growth, which allows us to acquire properties we believe will create long-term value. From time to time we sell properties which no longer fit the Company’s strategic objectives.

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

Development or Redevelopment of Real Estate Facilities: We may seek to redevelop our existing real estate. We own a large contiguous block of real estate (628,000 rentable square feet on 44.5 acres of land) located within an area known as The Mile in Tysons, Virginia. In 2015, we demolished one of our existing office buildings at The Mile and built Highgate at The Mile, a 395-unit apartment complex, at a cost, including the estimated fair value of existing land, of $115.4 million.

While multifamily real estate was not a core asset class for us, we determined that multifamily real estate represented a unique opportunity and the highest and best use of that parcel. We have partnered through a joint venture with a local developer and operator of multifamily properties in order to leverage their development and operational experience. See “Analysis of Net Income – Multifamily” below and Note 3 to our consolidated financial statements for more information on Highgate at The Mile.

In 2019, we successfully rezoned our 628,000 square foot office park located at The Mile in Tysons, Virginia. The rezoning will allow us to develop, at our election, up to 3,000 additional multifamily units and approximately 500,000 square feet of other commercial uses. In 2017, we completed Highgate at The Mile, a 395-unit multifamily property which is owned by a joint venture that we consolidate. We are currently seeking to demolish a 123,000 square foot vacant office building in order to make possible the construction of another multifamily property on the parcel. This parcel is reflected on our consolidated balance sheets as land and building held for development. The scope and timing of the future phases of development of The Mile are subject to a variety of contingencies, including site plan approvals and building permits. Other than the various contingencies referenced above, the timing of this redevelopment project is within our control, and as such, we will commence construction when we deem appropriate based on market conditions.

Subsequent to June 30, 2020, the Company entered into a new partnership agreement with the JV Partner. The new partnership was formed for the purpose of developing a 411 unit multifamily property on a parcel of land that is currently held in land and building held for development, net. Under the new partnership agreement, the Company will be the 98.2% managing member with the JV Partner holding the remaining 1.8% limited partnership interest. The property is anticipated to be constructed over a period of 24 to 36 months at an estimated development cost of $110 million to $120 million excluding land cost.

Sales of Real Estate Facilities: We may from time to time sell individual real estate facilities based on market conditions, fit with our existing portfolio, evaluation of long-term potential returns of markets or product types, or other reasons.

During June 30, 2020, the Company reclassified two industrial buildings totaling 40,000 square feet located in Redmond, Washington, to properties held for sale, net, which are subject to an eminent domain process that is expected to be completed later this year.

On January 7, 2020, the Company completed the sale of a single-tenant building totaling 113,000 square feet in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain of $19.6 million. The building had been marketed previously as part of a broader portfolio of suburban Maryland office properties in 2019, but was excluded from the 1.3 million square feet of flex and office business parks sale which closed on October 8, 2019 and as such was the Company’s only remaining office asset at Metro Park North. The asset sold was classified as held for sale as of December 31, 2019 and the operations of the facility are presented under “assets sold or held for sale.”

Certain Factors that May Impact Future Results

Impact of COVID-19 Pandemic: During the first half of 2020, the COVID-19 pandemic resulted in cessation, severe curtailment, or impairment of business activities in most sectors of the economy in virtually all markets we operate in, due to governmental “stay at home” orders, risk mitigation procedures, and closure of businesses not considered to be “essential.” This has resulted in a rapid and dramatic increase in unemployment in the U.S. Since it remains unknown at this time how long the COVID-19 pandemic will continue, we cannot estimate how long these negative economic impacts will persist. In addition, due to recent increases in COVID-19 infection rates, restrictions could be, and in some cases already have been, reinstituted, and it is also possible that additional pandemics could occur.

The COVID-19 pandemic has had a severe negative impact on many of our customers’ businesses. Rental income that the Company agreed to defer and abate totaled $3.8 million and $874,000, respectively, for the three months ended June 30, 2020. Subsequent to June 30, 2020, the Company deferred an additional $1.0 million of rental income in the month of July, 2020. Through July 31, 2020, approximately 10.5% of our customers, based on total rental income, had been granted rent relief in the form of rent deferral and/or abatement. The deferred rental income, including the July, 2020 deferments, is scheduled to be repaid over an average of 11 months.

The table below represents percentages of rent collections, deferrals, and abatements by product type for monthly rental income billed in the months of April through July, 2020 (percentages shown are all as of July 31, 2020):

	Percentage of Rent
	Collected	Outstanding	Deferred	Abated (1)
April 2020
Industrial	97%	1%	1%	1%
Flex	97%	1%	1%	1%
Office	100%	0%	0%	0%
Total	98%	0%	1%	1%

May 2020
Industrial	92%	0%	5%	3%
Flex	93%	0%	5%	2%
Office	97%	0%	2%	1%
Total	93%	0%	4%	3%

June 2020
Industrial	89%	0%	8%	3%
Flex	91%	2%	4%	3%
Office	94%	0%	4%	2%
Total	90%	1%	6%	3%

July 2020 (2)
Industrial	90%	5%	4%	1%
Flex	92%	5%	2%	1%
Office	96%	1%	3%	0%
Total	92%	4%	3%	1%

____________________________

(1)Abated rent includes write-offs or accounts receivable deemed uncollectable.

(2)July, 2020 rent billings and collections shown above include June, 2020 rent billed on June 30, 2020 and collected in July, 2020 for leases with the U.S. Government as rent for these leases is billed in arrears.

The pace of rent collections in July, 2020 generally exceeded what was experienced in each of the months from April, 2020 through June, 2020. As of July 31, 2020, 4% of July’s total billings remained uncollected after given effect to amounts deferred or abated, whereas uncollected total billings stood at 11%, 8%, and 5% as of April 30, 2020, May 31, 2020, and June 30, 2020, respectively. As shown in the table above, 3% of July’s billed rental income was deferred, the majority of which had been agreed to in the month of June or earlier. It is likely that additional rent relief requests will arise in future months as a result of continued effects of the COVID-19 pandemic and related responses from state and local governments, however the timing and magnitude of such future requests cannot be easily predicted due to the inherent uncertainty of the virus and its varying regional effects.

We expect to grant additional rent deferrals for certain amounts currently owed and/or for amounts billed in future months. All rent relief requests to date have been, and all future rent relief requests are expected to be evaluated on a case-by-case basis. To the extent we grant additional requests for abatement, or to the extent that our customers default on their lease obligations, it will have a negative effect on our rental income and net income.

Our ability to re-lease space as leases expire in a way that minimizes vacancy periods and maximizes market rental rates will depend upon market conditions in the specific submarkets in which each of our properties are located. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels, possible decreases in rental rates on new and renewal transactions, and the negative effect of rent deferrals, rent abatements, and customer defaults, we believe the COVID-19 pandemic will continue to adversely affect our Same Park rental income for the remaining quarters of 2020.

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of June 30, 2020, excluding assets held for sale, leases from our top 10 customers comprised 9.4% of our annualized rental income, with only two customers, the U.S. Government (3.3%) and Luminex Corporation (1.1%), representing more than 1%. In terms of industry concentration, 19.2% of our annualized rental income comes from business services, 12.2% from warehouse, distribution, transportation and logistics, and 11.5% from computer hardware, software and related services. No other industry group represents more than 10% of our annualized rental income.

Customer credit risk: Although we have historically experienced a low level of write-offs of uncollectible rents, with less than 0.4% of rental income written off in any year over the last nine years, we believe it is possible that the negative impact of the COVID-19 pandemic and its effect on our customers’ ability to pay rent in the future will result in higher levels of write-offs during the remainder of 2020 compared to historic averages. For the three months ended June 30, 2020, we agreed to defer and abate a total of $3.8 million and $874,000, respectively, to customers whose businesses were disrupted by the COVID-19 pandemic. Subsequent to June 30, 2020, we deferred an additional $1.0 million of rental income for the month of July, 2020. The deferred rental income, including the July, 2020 deferments, is scheduled to be repaid over an average of 11 months. We are closely monitoring the collectability of such rents. During the three months ended June 30, 2020, we wrote-off $1.2 million of accounts receivable and $2.4 million of deferred rent receivable we determined uncollectible. As of July 31, 2020, we had 32,000 square feet of leased space occupied by three customers that are protected by Chapter 11 of the U.S. Bankruptcy Code, which have an aggregate remaining lease value of $574,000. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement, which we are not obligated to grant but will consider and grant under certain circumstances.

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

Results of Operations

Operating Results Overview: Three and Six Months Ended June 30, 2020 and 2019

For the three months ended June 30, 2020, net income allocable to common shareholders was $25.5 million or $0.93 per diluted share, compared to $28.6 million or $1.04 per diluted share for the same period in 2019. Net income was negatively affected by the COVID-19 pandemic and its impact on certain of the Company’s customers. The Company agreed to defer an aggregate of $3.8 million and abate $874,000 of revenue billed during the three months ended June 30, 2020. The Company also wrote-off $1.2 million of accounts receivable and $2.4 million of deferred rent receivable during the three months ended June 30, 2020. NOI with respect to the Company’s real estate facilities decreased $5.9 million primarily due to the previously mentioned write-offs of accounts receivable and deferred rent receivable, of which $1.1 million and $2.3 million were attributable to our Same Park (defined below) portfolio, respectively, and reduced NOI generated from assets sold during the fourth quarter of 2019 and first quarter of 2020. The decrease was partially offset by increased NOI from our Non-Same Park portfolio as a result of the timing of acquisitions that occurred during the second half of 2019.

For the six months ended June 30, 2020, net income allocable to common shareholders was $67.1 million or $2.44 per diluted share, compared to $54.9 million or $2.00 per diluted share for the same period in 2019. The increase was mainly due to a gain on sale of the office building in Montgomery County, Maryland, during the first quarter of 2020 that did not occur in 2019 partially offset by a $5.2 million decrease in NOI with respect to the Company’s real estate facilities due to previously mentioned write-offs of accounts receivable and deferred rent receivable during the three months ended June 30, 2020 as well as reduced NOI generated from assets sold.

Analysis of Net Income

Our net income is comprised primarily of our real estate operations, depreciation and amortization expense, general and administrative expense, interest and other income, interest and other expenses and gain on sale of real estate facility.

We segregate our real estate activities into (i) same park operations, representing all operating properties acquired prior to January 1, 2018, comprising 25.7 million rentable square feet of our 27.5 million in rentable square feet at June 30, 2020 (the “Same Park” portfolio), (ii) non-same park operations, representing those facilities we own that were acquired after January 1, 2018 (the “Non-Same Park” portfolio), (iii) multifamily operations and (iv) assets sold or held for sale, representing 40,000 square feet of industrial buildings held for sale as of June 30, 2020, 1.3 million square feet of assets sold in October, 2019, and a 113,000 square foot asset sold in January, 2020.

The table below sets forth the various components of our net income (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental income
Same Park (1)	$92,657	$94,794	(2.3%)	$190,392	$189,398	0.5%
Non-Same Park	5,198	3,429	51.6%	10,816	5,910	83.0%
Multifamily	2,488	2,475	0.5%	5,048	4,973	1.5%
Assets sold or held for sale (2)	216	7,084	(97.0%)	519	15,326	(96.6%)
Total rental income	100,559	107,782	(6.7%)	206,775	215,607	(4.1%)

Cost of operations
Adjusted Cost of Operations (3)
Same Park	26,997	26,683	1.2%	55,131	54,826	0.6%
Non-Same Park	1,821	1,024	77.8%	3,603	2,167	66.3%
Multifamily	1,002	1,002	0.0%	2,018	2,073	(2.7%)
Assets sold or held for sale (2)	45	2,456	(98.2%)	102	5,386	(98.1%)
Stock compensation expense (4)	266	295	(9.8%)	540	601	(10.1%)
Total cost of operations	30,131	31,460	(4.2%)	61,394	65,053	(5.6%)

NOI (5)
Same Park	65,660	68,111	(3.6%)	135,261	134,572	0.5%
Non-Same Park	3,377	2,405	40.4%	7,213	3,743	92.7%
Multifamily	1,486	1,473	0.9%	3,030	2,900	4.5%
Assets sold or held for sale (2) (6)	171	4,628	(96.3%)	417	9,940	(95.8%)
Stock compensation expense (4)	(266)	(295)	(9.8%)	(540)	(601)	(10.1%)
Depreciation and amortization expense	(22,963)	(24,768)	(7.3%)	(49,582)	(49,643)	(0.1%)
General and administrative expense	(3,004)	(2,827)	6.3%	(6,327)	(6,060)	4.4%
Interest and other income	225	764	(70.5%)	782	1,382	(43.4%)
Interest and other expense	(203)	(118)	72.0%	(364)	(285)	27.7%
Gain on sale of real estate facility	—	—	—	19,621	—	100.0%
Net income	$44,483	$49,373	(9.9%)	$109,511	$95,948	14.1%

____________________________

(1)Included in the calculation of Same Park rental income is (a) lease buyout income of $257,000 and $780,000 for the three months ended June 30, 2020 and 2019, respectively, and $516,000 and $957,000 for the six months ended June 30, 2020 and 2019, respectively, (b) accounts receivable write-offs of $1.1 million and $342,000 for the three months ended June 30, 2020 and 2019, respectively, and $1.1 million and $522,000 for the six months ended June 30, 2020 and 2019, respectively, and (c) deferred rent receivable write-offs of $2.3 million and $149,000 for the three months ended June 30, 2020 and 2019, respectively, and $2.3 million and $235,000 for the six months ended June 30, 2020 and 2019, respectively.

(2)Amounts for the three months ended June 30, 2020 include results related to two industrial buildings totaling 40,000 square feet reclassified to properties held for sale, net during the quarter ended June 30, 2020; amounts for the six months ended June 30, 2020 include the two industrial buildings totaling 40,000 square feet and a 113,000 square foot asset sold in January, 2020; amounts shown for the three and six months ended June 30, 2019 reflect the operating results related to the two industrial buildings totaling 40,000 square feet, the 113,000 square foot asset sold in 2020, and 1.3 million square feet of flex and office assets sold in October, 2019.

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

(6)NOI from assets held for sale was $171,000 and $177,000 for the three months ended June 30, 2020 and 2019, respectively, and $364,000 and $352,000 for the six months ended June 30, 2020 and 2019, respectively. The remainder of the three and six month NOI balances relate to assets sold during 2019 and 2020.

Rental income decreased $7.2 million and $8.8 million for the three and six months ended June 30, 2020 as compared to the same periods in 2019 due primarily to write-offs of accounts receivable and deferred rent receivable during the three months ended June 30, 2020 and reduced rental income generated from assets sold partially offset by an increase in rental income from our Non-Same Park portfolio acquired during the second half of 2019.

Cost of operations decreased $1.3 million and $3.7 million for the three and six months ended June 30, 2020 as compared to the same periods in 2019 due primarily to the sale of assets partially offset by the Adjusted Cost of Operations incurred by our Non-Same Park portfolio acquired during the second half of 2019.

Net income decreased $4.9 million and increased $13.6 million for the three and six months ended June 30, 2020 as compared to the same periods in 2019. The three month decrease was due primarily to write-offs of accounts receivable and deferred rent receivable during the three months ended June 30, 2020 and reduced rental income generated from assets sold, while the six month increase was due primarily to the gain on sale of an asset in Montgomery County, Maryland during 2020 partially offset by lower NOI.

Same Park Portfolio

We believe that evaluation of the Same Park portfolio provides an informative view of how the Company’s portfolio has performed over comparable periods. We believe that investors and analysts use Same Park information in a similar manner.

The following table summarizes the historical operating results of our Same Park facilities and certain statistical information related to leasing activity in the three and six months ended June 30, 2020 and 2019 (in thousands, except per square foot data):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental income (1)	$92,657	$94,794	(2.3%)	$190,392	$189,398	0.5%

Adjusted Cost of Operations (2)
Property taxes	10,825	10,057	7.6%	21,599	20,192	7.0%
Utilities	4,123	4,463	(7.6%)	9,236	9,362	(1.3%)
Repairs and maintenance	5,683	6,045	(6.0%)	11,080	11,551	(4.1%)
Snow removal	—	34	(100.0%)	78	1,033	(92.4%)
Payroll and other expenses	6,366	6,084	4.6%	13,138	12,688	3.5%
Total Adjusted Cost of Operations	26,997	26,683	1.2%	55,131	54,826	0.6%

NOI	$65,660	$68,111	(3.6%)	$135,261	$134,572	0.5%

Selected Statistical Data
NOI margin (3)	70.9%	71.9%	(1.4%)	71.0%	71.1%	(0.1%)
Weighted average square foot occupancy	92.4%	94.2%	(1.9%)	92.6%	94.5%	(2.0%)
Revenue per occupied square foot (4)	$15.64	$15.68	(0.3%)	$16.02	$15.63	2.5%
Revenue per available foot (RevPAF) (5)	$14.45	$14.78	(2.2%)	$14.84	$14.76	0.5%

____________________________

(1)Included in the calculation of Same Park rental income is (a) lease buyout income of $257,000 and $780,000 for the three months ended June 30, 2020 and 2019, respectively, and $516,000 and $957,000 for the six months ended June 30, 2020 and 2019, respectively, (b) accounts receivable write-offs of $1.1 million and $342,000 for the three months ended June 30, 2020 and 2019, respectively, and $1.1 million and $522,000 for the six months ended June 30, 2020 and 2019, respectively, and (c) deferred rent receivable write-offs of $2.3 million and $149,000 for the three months ended June 30, 2020 and 2019, respectively, and $2.3 million and $235,000 for the six months ended June 30, 2020 and 2019, respectively.

(2)Adjusted Cost of Operations excludes the impact of stock compensation expense.

(3)NOI margin is computed by dividing NOI by rental income.

(4)Revenue per occupied square foot is computed by dividing rental income for the period by weighted average occupied square feet for the same period. Revenue per occupied square foot for the three and six month periods is annualized.

(5)Revenue per Available Square Foot (RevPAF) is computed by dividing rental income for the period by weighted average available square feet for the same period. RevPAF for the three and six month periods is annualized.

Analysis of Same Park Rental Income

Rental income for our Same Park portfolio decreased 2.3% for the three months ended June 30, 2020 as compared to the same period in 2019. The three month decrease was primarily due to a decrease in weighted average occupancy combined with previously mentioned write-offs of accounts receivable and deferred rent receivable of $1.1 million and $2.3 million, respectively. The following table details the change in Same Park rental income from Q2 2019 to Q2 2020 (in thousands):

	Q2 2020 Compared to Q2 2019
Rental income	$ Change	% Change
Base rental rate	$3,290	3.5%
Occupancy	(1,371)	(1.4%)
Expense recovery income	(128)	(0.1%)
Fee income	(156)	(0.2%)
Lease buyout income	(523)	(0.6%)
Rent receivable write-off	(738)	(0.8%)
Deferrals and abatements	(4,503)	(4.8%)
Amortization of deferred rent receivable and other GAAP income	4,163	4.4%
Deferred rent receivable write-off	(2,171)	(2.3%)
Change in rental income	$(2,137)	(2.3%)

Rental income for our Same Park portfolio increased 0.5% for the six months ended June 30, 2020 as compared to the same period in 2019. The six month increase was due primarily to higher rental rates charged to our customers, as revenue per occupied square foot increased 2.5% in the six months ended June 30, 2020 compared to the same period in 2019, partially offset by a decrease in weighted average occupancy and the above mentioned write-offs of accounts receivable and deferred rent receivable during the three months ended June 30, 2020.

Although we observed reductions in tour volume and park activity in general from pre-COVID levels, we executed leases on 1.7 million and 3.5 million square feet during the three and six months ended June 30, 2020, respectively, exceeding leasing production for both the three and six months ended June 30, 2019 which was 1.6 million and 3.1 million square feet, respectively. Weighted average cash rental rate growth on leases executed during the three and six months ended June 30, 2020, was 2.3% and 6.2%, respectively. Renewals of leases with existing customers represented 64.1% of our leasing activity for the six months ended June 30, 2020. See “Analysis of Same Park Market Trends” below for further analysis of such data on a by market basis.

Our future revenue growth will come primarily from contractual rental increases as well as from potential increases in market rents allowing us to increase rent levels when leases are either renewed with existing customers or re-leased to new customers. The following table sets forth the expirations of existing leases in our Same Park portfolio over the next five years based on lease data at June 30, 2020 (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
Remainder of 2020	1,076	2,566	10.7%	$45,636	10.9%
2021	1,509	5,177	21.7%	89,073	21.2%
2022	1,020	5,002	20.9%	90,146	21.5%
2023	531	3,801	15.9%	62,651	14.9%
2024	315	2,711	11.3%	48,524	11.5%
Thereafter	230	4,652	19.5%	84,197	20.0%
Total	4,681	23,909	100.0%	$420,229	100.0%

Analysis of Same Park Adjusted Cost of Operations

Adjusted Cost of Operations for our Same Park portfolio increased 1.2% and 0.6% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year. The three and six month increases were due primarily to higher property taxes partially offset by lower repairs and maintenance costs and lower utility costs. The six month increase was also partially offset by savings from snow removal costs.

Property taxes increased 7.6% and 7.0% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year. These increases were due to higher assessed values. We expect potential further property tax growth in the future due to higher assessed values.

Utilities are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities decreased 7.6% and 1.3% during the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year due to a rate reduction related to adopting a renewable energy program during the three months ended June 30, 2020 as well as reduced water and electricity usage due to the COVID-19 pandemic. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not readily predictable. However, we expect that utility costs during the remaining quarters of 2020 to be higher compared to our results for the three months ended June 30, 2020 due to increased traffic at our parks as our customers start to resume normal operations and seasonal nature of utility costs.

Repairs and maintenance expense decreased 6.0% and 4.1% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year due to a reduction in general repairs and property services as a result of the COVID-19 pandemic. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable. We expect that repairs and maintenance costs during the remaining quarters of 2020 to be higher compared to our results for the three months ended June 30, 2020 due to our services recommencing as our customers start to resume normal operations combined with increased security and janitorial services.

Snow removal costs decreased 92.4% during the six months ended June 30, 2020 as compared to the same period in the prior year. The six month decrease was due to milder weather in 2020 in our Northern Virginia and Suburban Maryland markets compared to the same period in 2019. Snow removal costs are weather dependent and therefore not predictable.

Payroll and other expenses increased 4.6% and 3.5% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year. Payroll and other expenses are comprised of on site and supervisory personnel, property insurance and other expenses incurred in the operation of our properties. The three and six month increases were primarily due to an increase in our property insurance premium for the policy period June 2019 to May 2020. We expect increases in payroll and other expenses for the remainder of 2020 to be similar to the increases experienced in the six month period ended June 30, 2020.

Same Park Quarterly Trends

The following table sets forth historical quarterly data related to the operations of our Same Park portfolio for rental income, Adjusted Cost of Operations, weighted average occupancy, annualized revenue per occupied square foot, and RevPAF (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31
Rental income (1)
2020	$97,735	$92,657	$—	$—
2019	$94,604	$94,794	$95,137	$97,415

Adjusted Cost of Operations (2)
2020	$28,134	$26,997	$—	$—
2019	$28,143	$26,683	$27,452	$27,281

NOI (3)
2020	$69,601	$65,660	$—	$—
2019	$66,461	$68,111	$67,685	$70,134

Weighted average square foot occupancy
2020	92.9%	92.4%	—	—
2019	94.7%	94.2%	94.7%	94.4%

Revenue per occupied square foot (4)
2020	$16.40	$15.64	$—	$—
2019	$15.57	$15.68	$15.66	$16.09

RevPAF (5)
2020	$15.24	$14.45	$—	$—
2019	$14.75	$14.78	$14.83	$15.19

____________________________

(1)Included in the calculation of Same Park rental income is (a) lease buyout income of $177,000, $780,000, $183,000, $232,000, $259,000, and $257,000 for the three months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, and June 30, 2020, respectively, (b) accounts receivable write-offs of $180,000, $342,000, $321,000, $190,000, $53,000, and $1.1 million for the three months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, and June 30, 2020, respectively, and (c) deferred rent receivable write-offs of $86,000, $149,000, $126,000, $147,000, $0, and $2.3 million for the three months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, and June 30, 2020, respectively.

(2)Adjusted Cost of Operations excludes stock compensation expense for employees whose compensation expense is recorded in cost of operations, which can vary significantly period to period based upon the performance of the Company.

(3)NOI represents rental income less Adjusted Cost of Operations.

(4)Revenue per occupied square foot is computed by dividing rental income for the period by weighted average occupied square feet for the same period. Revenue per occupied square foot for the three and six month periods is annualized.

(5)RevPAF is computed by dividing rental income for the period by weighted average available square feet for the same period. RevPAF for the three and six month periods is annualized.

Analysis of Same Park Market Trends

The following tables set forth rental income, Adjusted Cost of Operations, weighted average occupancy, annualized revenue per occupied square foot, and RevPAF data in our Same Park portfolio (in thousands, except per square foot data):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
Region	2020	2019	Change	2020	2019	Change

Geographic Data on Same Park

Rental income
Northern California (7.2 million feet)	$26,550	$26,783	(0.9%)	$53,631	$52,839	1.5%
Southern California (3.3 million feet)	12,682	13,542	(6.4%)	26,921	27,149	(0.8%)
Dallas (2.9 million feet)	8,146	8,681	(6.2%)	16,831	17,001	(1.0%)
Austin (2.0 million feet)	8,149	7,786	4.7%	16,468	15,414	6.8%
Northern Virginia (3.9 million feet)	17,405	18,266	(4.7%)	35,626	37,132	(4.1%)
South Florida (3.9 million feet)	10,304	10,725	(3.9%)	21,464	21,616	(0.7%)
Seattle (1.4 million feet) (1)	4,642	4,179	11.1%	9,526	8,363	13.9%
Suburban Maryland (1.1 million feet)	4,779	4,832	(1.1%)	9,925	9,884	0.4%
Total Same Park (25.7 million feet)	92,657	94,794	(2.3%)	190,392	189,398	0.5%

Adjusted Cost of Operations
Northern California	6,052	5,786	4.6%	12,218	11,830	3.3%
Southern California	3,349	3,491	(4.1%)	7,074	7,037	0.5%
Dallas	3,196	2,926	9.2%	6,241	5,838	6.9%
Austin	2,963	2,886	2.7%	5,922	5,610	5.6%
Northern Virginia	5,747	5,904	(2.7%)	11,964	12,986	(7.9%)
South Florida	2,960	3,002	(1.4%)	5,952	5,885	1.1%
Seattle (1)	1,171	1,023	14.5%	2,448	2,024	20.9%
Suburban Maryland	1,559	1,665	(6.4%)	3,312	3,616	(8.4%)
Total Same Park	26,997	26,683	1.2%	55,131	54,826	0.6%

Net operating income
Northern California	20,498	20,997	(2.4%)	41,413	41,009	1.0%
Southern California	9,333	10,051	(7.1%)	19,847	20,112	(1.3%)
Dallas	4,950	5,755	(14.0%)	10,590	11,163	(5.1%)
Austin	5,186	4,900	5.8%	10,546	9,804	7.6%
Northern Virginia	11,658	12,362	(5.7%)	23,662	24,146	(2.0%)
South Florida	7,344	7,723	(4.9%)	15,512	15,731	(1.4%)
Seattle (1)	3,471	3,156	10.0%	7,078	6,339	11.7%
Suburban Maryland	3,220	3,167	1.7%	6,613	6,268	5.5%
Total Same Park	$65,660	$68,111	(3.6%)	$135,261	$134,572	0.5%

Weighted average square foot occupancy
Northern California	91.0%	95.8%	(5.0%)	91.2%	96.2%	(5.2%)
Southern California	95.3%	94.7%	0.6%	95.0%	95.2%	(0.2%)
Dallas	89.7%	92.7%	(3.2%)	90.0%	92.5%	(2.7%)
Austin	93.9%	91.3%	2.8%	94.7%	91.0%	4.1%
Northern Virginia	92.8%	94.7%	(2.0%)	92.5%	94.2%	(1.8%)
South Florida	92.4%	94.5%	(2.2%)	93.2%	95.4%	(2.3%)
Seattle (1)	97.4%	94.9%	2.6%	98.2%	95.5%	2.8%
Suburban Maryland	89.4%	88.7%	0.8%	90.3%	88.7%	1.8%
Total Same Park	92.4%	94.2%	(1.9%)	92.6%	94.5%	(2.0%)

Revenue per occupied square foot (2)
Northern California	$16.12	$15.44	4.4%	$16.24	$15.17	7.1%
Southern California	$16.21	$17.43	(7.0%)	$17.27	$17.38	(0.6%)
Dallas	$12.58	$12.96	(2.9%)	$12.95	$12.72	1.8%
Austin	$17.67	$17.38	1.7%	$17.71	$17.26	2.6%
Northern Virginia	$19.15	$19.69	(2.7%)	$19.67	$20.12	(2.2%)
South Florida	$11.53	$11.74	(1.8%)	$11.91	$11.72	1.6%
Seattle (1)	$14.12	$13.04	8.3%	$14.37	$12.98	10.7%
Suburban Maryland	$18.63	$18.99	(1.9%)	$19.16	$19.40	(1.2%)
Total Same Park	$15.64	$15.68	(0.3%)	$16.02	$15.63	2.5%

RevPAF (3)
Northern California	$14.66	$14.79	(0.9%)	$14.80	$14.59	1.4%
Southern California	$15.45	$16.50	(6.4%)	$16.40	$16.54	(0.8%)
Dallas	$11.29	$12.03	(6.2%)	$11.66	$11.78	(1.0%)
Austin	$16.61	$15.87	4.7%	$16.78	$15.70	6.9%
Northern Virginia	$17.77	$18.65	(4.7%)	$18.19	$18.96	(4.1%)
South Florida	$10.66	$11.10	(4.0%)	$11.10	$11.18	(0.7%)
Seattle (1)	$13.75	$12.38	11.1%	$14.11	$12.39	13.9%
Suburban Maryland	$16.70	$16.88	(1.1%)	$17.34	$17.26	0.5%
Total Same Park	$14.45	$14.78	(2.2%)	$14.84	$14.76	0.5%

____________________________

(1)Two industrial buildings totaling 40,000 square feet located in Redmond, Washington, have been classified as held for sale as of June 30, 2020, which are subject to an eminent domain process. As such, these buildings have been removed from Same Park results for the three and six months ended June 30, 2020 and 2019.

(2)Revenue per occupied square foot is computed by dividing rental income for the period by weighted average occupied square feet for the same period. Revenue per occupied square foot for the three and six month periods is annualized.

(3)RevPAF is computed by dividing rental income for the period by weighted average available square feet for the same period. RevPAF for the three and six month periods is annualized.

Our past revenue growth has come from contractual annual rent increases, as well as re-leasing of space at rates above outgoing rental rates. We believe the percentage difference between outgoing cash rent inclusive of estimated expense recoveries and incoming cash rent inclusive of estimated expense recoveries for leases executed (the “Cash Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following tables summarize the Cash Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park portfolio, on a regional basis, for the three and six months ended June 30, 2020 (square feet in thousands):

	For the Three Months Ended June 30, 2020
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	531	85.0%	$2.61	14.8%
Southern California	265	71.1%	$2.05	(3.6%)
Dallas	177	55.6%	$2.47	2.3%
Austin	85	64.5%	$3.75	(4.7%)
Northern Virginia	203	72.0%	$3.89	(5.9%)
South Florida	370	56.2%	$0.74	(2.2%)
Seattle	54	56.0%	$0.65	4.5%
Suburban Maryland	36	52.3%	$4.87	(3.2%)
Total	1,721	66.0%	$2.30	2.3%

	For the Six Months Ended June 30, 2020
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	900	80.8%	$2.65	15.2%
Southern California	600	70.2%	$2.39	3.3%
Dallas	374	56.2%	$3.09	3.0%
Austin	174	63.3%	$3.59	0.6%
Northern Virginia	550	75.4%	$5.45	(1.1%)
South Florida	549	54.1%	$1.00	1.0%
Seattle	316	82.4%	$0.78	23.2%
Suburban Maryland	84	57.9%	$7.59	0.9%
Total	3,547	68.6%	$2.83	6.2%

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

The COVID-19 pandemic has negatively affected occupancy levels as well as rent growth on leasing production across our portfolio subsequent to March 31, 2020. For the three months ended June 30, 2020, weighted average occupancy was 92.4% and weighted average cash rental rate growth was 2.3%, a decrease from weighted average occupancy of 92.9% and weighted average cash rental rate growth of 9.5% for the three months ended March 31, 2020. Average lease term of the leases executed during the three months ended June 30, 2020 was 3.2 years, with associated average transaction costs (tenant improvements and leasing commissions) of $2.30 per square foot. For comparative purposes, average lease term and transaction costs on leases executed in the same period of 2019 were 3.8 years and $3.61 per square foot, respectively. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels, possible decreases in rental rates on new and renewal transactions, and the negative effect of rent deferrals, rent abatements, and customer defaults, we believe it is likely we will experience comparable quarterly Same Park rental income for the remaining quarters of 2020 when compared to our results for the three months ended June 30, 2020.

Non-Same Park Portfolio: The table below reflects the assets comprising our Non-Same Park portfolio (in thousands):

			Purchase	Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Price	Feet	Acquisition	June 30, 2020
La Mirada Commerce Center	January, 2020	La Mirada, CA	$13,513	73	100.0%	97.6%
San Tomas Business Center	December, 2019	Santa Clara, CA	16,787	79	95.6%	86.2%
Hathaway Industrial Park	September, 2019	Santa Fe Springs, CA	104,330	543	100.0%	39.3%
Walnut Avenue Business Park	April, 2019	Signal Hill, CA	13,824	74	98.4%	96.7%
Northern Virginia and Fullerton	June, 2018	Lorton and Springfield,
Road Industrial Parks		VA	143,766	1,057	76.1%	89.5%
Total			$292,220	1,826	85.9%	75.0%

We believe that our management and operating infrastructure typically allows us to generate higher NOI from newly acquired real estate facilities than was achieved by the previous owners. However, it can take 24 or more months for us to fully achieve higher NOI, and the ultimate levels of NOI to be achieved can be affected by changes in general economic conditions. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s ability to generate higher NOI from these newly acquired real estate facilities in the future, there can be no assurance that we will achieve our expectations with respect to newly acquired real estate facilities.

Multifamily: As of June 30, 2020, we have a 95.0% controlling interest in Highgate at the Mile, a 395-unit apartment complex. The following table summarizes the historical operating results of Highgate at the Mile and certain statistical information (in thousands, except per unit data):

	For the Three Months			For The Six Months
	Ended June 30,			Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental income	$2,488	$2,475	0.5%	$5,048	$4,973	1.5%
Cost of operations	1,002	1,002	—	2,018	2,073	(2.7%)
NOI	$1,486	$1,473	0.9%	$3,030	$2,900	4.5%

Selected Statistical Data
Weighted average square foot occupancy	91.7%	95.4%	(3.8%)	93.3%	95.2%	(2.0%)

	As of June 30, 2020
Total costs (1)						$115,426
Physical occupancy						90.6%
Average rent per unit (2)						$2,142

____________________________

(1)The project cost for Highgate at The Mile includes the underlying land at its assigned contribution value upon formation of the joint venture of $27.0 million, which includes unrealized land appreciation of $6.0 million that is not recorded on our balance sheet.

(2)Average rent per unit is defined as the total potential monthly rental income (actual rent for occupied apartment units plus market rent for vacant apartment units) divided by the total number of rentable apartment units.

Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels and rental rates at Highgate at The Mile, management expects the COVID-19 pandemic will continue to adversely impact quarterly rental income for the remaining quarters of 2020.

Assets sold or held for sale: These amounts include historical operating results with respect to properties that we sold or are held for sale. Amounts for the three months ended June 30, 2020 reflect the operating results related to two industrial buildings totaling 40,000 square feet reclassified to properties held for sale, net during the three months ended June 30, 2020; amounts for the six months ended June 30, 2020 reflect the operating results related to two industrial buildings totaling 40,000 square feet and a 113,000 square foot asset sold in January, 2020; amounts for the three and six months ended June 30, 2019 reflect the operating results related to the two industrial buildings totaling

40,000 square feet, the 113,000 square foot asset sold in 2020, and 1.3 million square feet of flex and office sold in October, 2019.

Depreciation and Amortization Expense: Depreciation and amortization expense was $23.0 million and $49.6 million for the three and six months ended June 30, 2020, respectively, compared to $24.8 million and $49.6 million for the same periods in 2019, respectively.

General and Administrative Expense: General and administrative expense primarily represents executive and other compensation, audit and tax fees, legal expenses and other costs associated with being a public company. For the three and six months ended June 30, 2020, general and administrative expense increased $177,000, or 6.3%, and $267,000, or 4.4%, respectively, compared to the same periods in 2019. The three and six month increases were primarily due to an increase in compensation expense and an increase in professional fees related to various corporate service projects.

Gain on sale of real estate facility: On January 7, 2020, we sold a 113,000 square foot office building located at Metro Park North in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain of $19.6 million.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

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

In order to maintain efficient access to the capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Ratio of FFO to fixed charges and preferred distributions is calculated by dividing FFO excluding fixed charges and preferred distributions by fixed charges and preferred distributions. Fixed charges include interest expense, capitalized interest and preferred distributions paid to preferred shareholders. For the six months ended June 30, 2020, the ratio of FFO to combined fixed charges and preferred distributions paid was 5.7 to 1.0.

We have a $250.0 million revolving Credit Facility that can be expanded to $400.0 million and expires in January, 2022. We can use the Credit Facility as necessary as temporary financing until we are able to raise longer term capital. Historically, we have funded our long-term capital requirements with retained operating cash flow and proceeds from the issuance of common and preferred securities. We will select among these sources of capital based upon availability, relative cost, the impact of constraints on our operations (such as covenants), as well as the desire for leverage.

The COVID-19 pandemic has impacted the cost and availability of debt and equity capital, and may have intensified negative impacts if resurgent outbreaks of the virus occur. Based upon our substantial current liquidity relative to our capital requirements noted below, and our strong financial profile and credit ratings, we do not expect such capital market turbulence to have a material impact upon our capital and growth plans over the next 12 months. However, there can be no assurance that it would not in the future, if it were to persist for a long period of time or intensify.

Short-term Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for debt service, capital expenditures and distributions to our shareholders for the foreseeable future.

As of June 30, 2020, we had $98.8 million in unrestricted cash. In the last five years, we have retained approximately $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less shareholder and unit holder distributions and capital expenditures.

Required Debt Repayment: As of June 30, 2020, we have no debt outstanding on our Credit Facility. We are in compliance with all of the covenants and other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements generally are related to property renovations and expenditures related to repositioning asset acquisitions. The following table sets forth our commercial capital expenditures paid for in the six months ended June 30, 2020 and 2019, respectively, on an aggregate and per square foot basis:

	For the Six Months Ended June 30,
	2020	2019	2020	2019
Commercial Real Estate	(in thousands)		(per square foot)
Recurring capital expenditures
Capital improvements	$4,788	$3,608	$0.17	$0.13
Tenant improvements	7,701	8,567	0.28	0.30
Lease commissions	3,336	3,373	0.12	0.12
Total commercial recurring capital expenditures	15,825	15,548	0.57	0.55
Nonrecurring capital improvements	213	1,955	0.01	0.07
Total commercial capital expenditures	$16,038	$17,503	$0.58	$0.62

The following table summarizes the recurring capital expenditures paid and the related percentage of NOI for Same Park, Non-Same Park, multifamily and assets sold or held for sale by region for the six months ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended June 30,
				Recurring
	Recurring			Capital Expenditures
	Capital Expenditures			as a Percentage of NOI
	2020	2019	Change	2020	2019
Region
Same Park
Northern California	$3,229	$1,253	157.7%	7.8%	3.1%
Southern California	1,690	1,836	(8.0%)	8.5%	9.1%
Dallas	1,985	1,886	5.2%	18.7%	16.9%
Austin	686	1,756	(60.9%)	6.5%	17.9%
Northern Virginia	5,804	4,520	28.4%	24.5%	18.7%
South Florida	1,062	1,252	(15.2%)	6.8%	8.0%
Seattle	342	291	17.5%	4.8%	4.6%
Suburban Maryland	724	907	(20.2%)	10.9%	14.5%
Total Same Park	15,522	13,701	13.3%	11.5%	10.2%
Non-Same Park
Northern California	26	—	100.0%
Northern Virginia	261	1,317	(80.2%)
Total Non-Same Park	287	1,317	(78.2%)
Assets sold or held for sale	16	530	(97.0%)
Total	$15,825	$15,548	1.8%

In the last five years, our recurring capital expenditures have ranged between 11.5% and 16.3% as a percentage of NOI, and we expected full year 2020 recurring capital expenditures to fall within this range. While what we disclose herein with respect to capital expenditures represents our best estimates at this time, there can be no assurance that these amounts will not change substantially in the future for various reasons, including the potential impact of the COVID-19 pandemic on capital projects and leasing volume.

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

Sale of real estate: During the three months ended June 30, 2020, the Company reclassified two industrial buildings totaling 40,000 square feet located in Redmond, Washington, to properties held for sale, net, which are subject to an eminent domain process that is expected to be completed later this year. On January 7, 2020, the Company sold a 113,000 square foot office building located at Metro Park North in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain of $19.6 million.

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

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the six months ended June 30, 2020 or the year ended December 31, 2019. As of June 30, 2020, management has the authorization to repurchase an additional 1,614,721 shares.

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

We paid REIT qualifying distributions of $81.8 million ($24.1 million to preferred shareholders and $57.7 million to common shareholders) during the six months ended June 30, 2020.

We estimate the annual distribution requirements with respect to our preferred shares outstanding at June 30, 2020 to be $48.2 million per year.

Our consistent, long-term dividend policy has been to set dividend distribution amounts based on our taxable income. Future quarterly distributions with respect to common shares will continue to be determined based upon our REIT distribution requirements and, after taking into consideration distributions to preferred shareholders, we expect will be funded with cash provided by operating activities.

Funds from Operations, Core Funds from Operations, and Funds Available for Distributions

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

We also present Core FFO and Funds Available for Distribution (“FAD”) which are both also non-GAAP measures. Core FFO is defined by the Company as FFO excluding the net impact of (i) income allocated to preferred shareholders to the extent redemption value exceeds the related carrying value and (ii) other nonrecurring income or expense items as appropriate. FAD represents Core FFO adjusted to (i) deduct recurring capital improvements and capitalized tenant improvements and lease commissions and (ii) remove certain non-cash income or expenses such as amortization of deferred rent receivable and stock compensation expense.

For the three and six months ended June 30, 2020 and 2019, Core FFO was equal to FFO as the Company did not incur any preferred share redemption charges or any nonrecurring income or expenses in either period.

FFO for the three and six months ended June 30, 2020 was $1.59 per share and $3.30 per share, respectively, representing decreases of 9.5% and 3.6% from the same periods in 2019. On a per share basis, the write-offs of accounts receivable and deferred rent receivable recorded during the three and six months ended June 30, 2020 reduced FFO by $0.03 and $0.07 per share, respectively.

The following table reconciles net income allocable to common shareholders to FFO, Core FFO and FAD as well as net income per share to FFO per share and Core FFO per share (amounts in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Net income allocable to common shareholders	$25,522	$28,579	$67,137	$54,900
Adjustments
Gain on sale of real estate facility	—	—	(19,621)	—
Depreciation and amortization expense	22,963	24,768	49,582	49,643
Net income allocated to noncontrolling interests	6,795	7,623	17,887	14,650
Net income allocated to restricted stock unit holders	119	212	394	480
FFO allocated to JV partner	(38)	(37)	(81)	(66)
FFO allocable to diluted common shares and units	$55,361	$61,145	$115,298	$119,607

Core FFO allocable to diluted common shares and units	$55,361	$61,145	$115,298	$119,607
Adjustments
Recurring capital improvements	(3,565)	(2,428)	(4,788)	(3,608)
Tenant improvements	(4,155)	(5,016)	(7,701)	(8,567)
Capitalized lease commissions	(1,254)	(1,417)	(3,336)	(3,373)
Amortization of deferred rent receivable	(2,513)	(652)	(3,281)	(1,309)
In-place lease adjustment	(71)	4	(137)	25
Tenant improvement reimbursement amortization,
net of lease incentive amortization	(162)	(284)	(392)	(663)
Stock compensation expense	931	918	1,873	1,889
Cash paid for taxes in lieu of shares upon vesting of
restricted stock units	(5)	(6)	(3,660)	(5,500)
FAD allocable to diluted common shares and units	$44,567	$52,264	$93,876	$98,501

Weighted average outstanding
Common shares	27,479	27,426	27,464	27,400
Common operating partnership units	7,305	7,305	7,305	7,305
Restricted stock units	43	109	65	132
Common share equivalents	81	106	93	105
Total common and dilutive shares	34,908	34,946	34,927	34,942

Reconciliation of Earnings per Share to FFO per Share
Net income per common share—diluted	$0.93	$1.04	$2.44	$2.00
Gain on sale of real estate facilities	—	—	(0.56)	—
Depreciation and amortization expense	0.66	0.71	1.42	1.42
FFO per share	$1.59	$1.75	$3.30	$3.42

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

Contractual Obligations: We paid $24.1 million in distributions to our preferred shareholders for the six months ended June 30, 2020 and expect to continue to pay quarterly distributions of $12.0 million to our preferred shareholders for the foreseeable future or until such time as there is a change in the amount or composition of our series of preferred equity outstanding. Dividends on preferred equity are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of June 30, 2020 and their impact on our cash flow and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Transaction costs (1)	$12,342	$12,342	$—	$—	$—
Ground lease obligations (2)	1,868	99	596	397	776
Total	$14,210	$12,441	$596	$397	$776

____________________________

(1)Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.

(2)Represents future contractual payments on land under various operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding as of as of June 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2020, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2020, there were no shares of the Company’s common stock repurchased. As of June 30, 2020, 1,614,721 shares remain available for purchase under the program.

See Note 10 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits Number	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	Inline XBRL Instance Document. Filed herewith.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2020

PS BUSINESS PARKS, INC.

BY:	/s/ Jeffrey D. Hedges
Jeffrey D. Hedges
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)