Form 10-Q
period 2020-09-30
PS BUSINESS PARKS INC/CA
filed 2020-10-28
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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

Yes ☐ No ☒

As of October 26, 2020, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,488,547.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Cash and cash equivalents	$117,881	$62,786

Real estate facilities, at cost
Land	855,542	844,419
Buildings and improvements	2,213,798	2,203,308
	3,069,340	3,047,727
Accumulated depreciation	(1,210,473)	(1,158,489)
	1,858,867	1,889,238
Properties held for sale, net	—	15,264
Land and building held for development, net	35,506	28,110
	1,894,373	1,932,612
Rent receivable	1,790	1,392
Deferred rent receivable	37,361	32,993
Other assets	13,348	16,660
Total assets	$2,064,753	$2,046,443

LIABILITIES AND EQUITY

Accrued and other liabilities	$87,808	$84,632
Total liabilities	87,808	84,632
Commitments and contingencies
Equity
PS Business Parks, Inc.’s shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
37,790 shares issued and outstanding at ($944,750 aggregate
liquidation preference) September 30, 2020
and December 31, 2019	944,750	944,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,486,788 and 27,440,953 shares issued and outstanding at
September 30, 2020 and December 31, 2019, respectively	274	274
Paid-in capital	737,065	736,986
Accumulated earnings	75,393	63,666
Total PS Business Parks, Inc.’s shareholders’ equity	1,757,482	1,745,676
Noncontrolling interests	219,463	216,135
Total equity	1,976,945	1,961,811
Total liabilities and equity	$2,064,753	$2,046,443

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019

Rental income	$103,760	$108,064	$310,535	$323,671

Expenses
Cost of operations	32,096	32,468	93,490	97,521
Depreciation and amortization	23,064	26,220	72,646	75,863
General and administrative	5,047	4,051	11,374	10,111
Total operating expenses	60,207	62,739	177,510	183,495

Interest and other income	230	1,384	1,012	2,766
Interest and other expense	(536)	(199)	(900)	(484)
Gain on sale of real estate facilities	7,652	—	27,273	—
Net income	50,899	46,510	160,410	142,458
Allocation to noncontrolling interests	(8,124)	(7,020)	(26,011)	(21,670)
Net income allocable to PS Business Parks, Inc.	42,775	39,490	134,399	120,788
Allocation to preferred shareholders	(12,046)	(12,959)	(36,139)	(38,877)
Allocation to restricted stock unit holders	(149)	(219)	(543)	(699)
Net income allocable to common shareholders	$30,580	$26,312	$97,717	$81,212

Net income per common share
Basic	$1.11	$0.96	$3.56	$2.96
Diluted	$1.11	$0.96	$3.55	$2.95

Weighted average common shares outstanding
Basic	27,483	27,432	27,470	27,411
Diluted	27,565	27,543	27,560	27,512

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
For the three months ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
September 30, 2020	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Interests	Equity
Balances at June 30, 2020	37,790	$944,750	27,481,486	$274	$735,129	$73,524	$1,753,677	$218,618	$1,972,295
Issuance of common stock in
connection with stock-based
compensation	—	—	5,302	—	—	—	—	—	—
Stock compensation, net	—	—	—	—	2,378	—	2,378	—	2,378
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(442)	—	(442)	—	(442)
Capital contribution to joint venture	—	—	—	—	—	—	—	438	438
Net income	—	—	—	—	—	42,775	42,775	8,124	50,899
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(12,046)	(12,046)	—	(12,046)
Common stock ($1.05 per share)	—	—	—	—	—	(28,860)	(28,860)	—	(28,860)
Noncontrolling interests—
Common Units	—	—	—	—	—	—	—	(7,671)	(7,671)
Joint venture	—	—	—	—	—	—	—	(46)	(46)
Balances at September 30, 2020	37,790	$944,750	27,486,788	$274	$737,065	$75,393	$1,757,482	$219,463	$1,976,945

For the three months ended
September 30, 2019
Balances at June 30, 2019	38,390	$959,750	27,429,756	$274	$733,777	$67,049	$1,760,850	$216,327	$1,977,177
Issuance of common stock in
connection with stock-based
compensation	—	—	5,383	—	—	—	—	—	—
Stock compensation, net	—	—	—	—	1,883	—	1,883	—	1,883
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(620)	—	(620)	—	(620)
Net income	—	—	—	—	—	39,490	39,490	7,020	46,510
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(12,959)	(12,959)	—	(12,959)
Common stock ($1.05 per share)	—	—	—	—	—	(28,805)	(28,805)	—	(28,805)
Noncontrolling interests—
Common Units	—	—	—	—	—	—	—	(7,671)	(7,671)
Joint venture	—	—	—	—	—	—	—	(33)	(33)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	(280)	—	(280)	280	—
Balances at September 30, 2019	38,390	$959,750	27,435,139	$274	$734,760	$64,775	$1,759,559	$215,923	$1,975,482

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
For the nine months ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
September 30, 2020	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Interests	Equity
Balances at December 31, 2019	37,790	$944,750	27,440,953	$274	$736,986	$63,666	$1,745,676	$216,135	$1,961,811
Issuance of common stock in
connection with stock-based
compensation	—	—	45,835	—	259	—	259	—	259
Stock compensation, net	—	—	—	—	3,922	—	3,922	—	3,922
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(4,102)	—	(4,102)	—	(4,102)
Capital contribution to joint venture	—	—	—	—	—	—	—	438	438
Net income	—	—	—	—	—	134,399	134,399	26,011	160,410
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(36,139)	(36,139)	—	(36,139)
Common stock ($3.15 per share)	—	—	—	—	—	(86,533)	(86,533)	—	(86,533)
Noncontrolling interests—
Common Units	—	—	—	—	—	—	—	(23,012)	(23,012)
Joint venture	—	—	—	—	—	—	—	(109)	(109)
Balances at September 30, 2020	37,790	$944,750	27,486,788	$274	$737,065	$75,393	$1,757,482	$219,463	$1,976,945

For the nine months ended
September 30, 2019
Balances at December 31, 2018	38,390	$959,750	27,362,101	$274	$736,131	$69,207	$1,765,362	$218,091	$1,983,453
Issuance of common stock in
connection with stock-based
compensation	—	—	73,038	—	709	—	709	—	709
Stock compensation, net	—	—	—	—	3,292	—	3,292	—	3,292
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(6,120)	—	(6,120)	—	(6,120)
Net income	—	—	—	—	—	120,788	120,788	21,670	142,458
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(38,877)	(38,877)	—	(38,877)
Common stock ($3.15 per share)	—	—	—	—	—	(86,343)	(86,343)	—	(86,343)
Noncontrolling interests—
Common Units	—	—	—	—	—	—	—	(23,012)	(23,012)
Joint venture	—	—	—	—	—	—	—	(78)	(78)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	748	—	748	(748)	—
Balances at September 30, 2019	38,390	$959,750	27,435,139	$274	$734,760	$64,775	$1,759,559	$215,923	$1,975,482
See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Nine Months
	Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$160,410	$142,458
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	72,646	75,863
Tenant improvement reimbursement amortization, net of lease incentive amortization	(493)	(788)
Gain on sale of real estate facilities	(27,273)	—
Stock compensation expense	4,391	3,991
Amortization of financing costs	410	410
Other, net	1,466	(1,071)
Total adjustments	51,147	78,405
Net cash provided by operating activities	211,557	220,863
Cash flows from investing activities
Capital expenditures to real estate facilities	(23,189)	(26,272)
Capital expenditures to land and building held for development	(10,602)	(2,873)
Acquisition of real estate facilities	(13,423)	(117,691)
Proceeds from sale of real estate facilities	40,674	—
Net cash used in investing activities	(6,540)	(146,836)
Cash flows from financing activities
Borrowings on credit facility	—	70,000
Repayment of borrowings on credit facility	—	(20,000)
Payment of financing costs	(255)	(237)
Proceeds from the exercise of stock options	259	709
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(4,102)	(6,120)
Cash paid to restricted stock unit holders	(469)	(699)
Capital contribution to joint venture	438	—
Distributions paid to preferred shareholders	(36,139)	(38,877)
Distributions paid to common shareholders	(86,533)	(86,343)
Distributions paid to noncontrolling interests—common units	(23,012)	(23,012)
Distributions paid to noncontrolling interests—joint venture	(109)	(78)
Net cash used in financing activities	(149,922)	(104,657)
Net increase (decrease) in cash and cash equivalents	55,095	(30,630)
Cash, cash equivalents and restricted cash at the beginning of the period	63,874	38,467
Cash, cash equivalents and restricted cash at the end of the period	$118,969	$7,837

Supplemental schedule of non-cash investing and financing activities
Adjustment to noncontrolling interests—common units in the OP
Noncontrolling interests—common units	$—	$(748)
Paid-in capital	$—	$748

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of September 30, 2020, PSB owned 79.0% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and our consolidated joint ventures, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS also owns 7.2 million common shares and would own 41.6% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. As of September 30, 2020, the Company owned and operated 27.5 million rentable square feet of commercial space in six states, comprised of 97 parks and 672 buildings. The Company also held a 95.0% interest in a joint venture entity which owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia, and a 98.2% interest in a joint venture formed to develop Brentford at The Mile, a planned 411-unit multifamily apartment complex also located in Tysons, Virginia. The Company also manages for a fee approximately 0.4 million rentable square feet on behalf of PS.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP and our consolidated joint venture. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

We account for investments in entities that are not VIEs that we have significant influence over, but do not control, using the equity method of accounting and for investment in entities that we control, we consolidate. We consolidate the joint venture that owns Highgate at The Mile and the joint venture that is developing Brentford at The Mile. See Note 3 and 4 for more information relating to these joint venture arrangements.

PS, the sole limited partner in the OP, has no power to direct the activities of the OP. We are the primary beneficiary of the OP. Accordingly, we consider the OP a VIE and consolidate it. Substantially all of our assets and liabilities are held by the OP.

Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, (ii) a third-party 5.0% interest in our consolidated joint venture that owns Highgate at The Mile, a 395-unit multifamily apartment complex, and (iii) a 1.8% interest in our consolidated joint venture formed to develop Brentford at The Mile, a planned 411-unit multifamily apartment complex. See Note 7 for further information on noncontrolling interests.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets (in thousands):

	December 31,
	2019	2018
Consolidated balance sheets
Cash and cash equivalents	$62,786	$37,379
Restricted cash included in
Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash
at the end of the period	$63,874	$38,467

	September 30,
	2020	2019
Consolidated balance sheets
Cash and cash equivalents	$117,881	$6,749
Restricted cash included in
Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash
at the end of the period	$118,969	$7,837

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

Property held for sale or development

Real estate is classified as held for sale when the asset is being marketed for sale or subject to an eminent domain process and we expect that a sale or taking is likely to occur in the next 12 months. Real estate is classified as held for development when it is no longer used in its original form and it will be developed to an alternate use. Property held for sale is not depreciated.

Intangible assets/liabilities

When we acquire real estate facilities, an intangible asset is recorded in other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded in other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of September 30, 2020, the value of above-market in-place rents resulted in net intangible assets of $0.8 million, net of $10.9 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $1.8 million, net of $12.0 million of accumulated amortization. As of December 31, 2019, the value of above-market in-place rents resulted in net intangible assets of $1.2 million, net of $10.6 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $2.4 million, net of $11.4 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place leases (i.e., customer lease-up costs) is recorded in other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of September 30, 2020, the value of acquired in-place leases resulted in net intangible assets of $3.5 million, net of $6.5 million of accumulated amortization. As of December 31, 2019, the value of acquired in-place leases resulted in net intangible assets of $5.7 million, net of $4.1 million of accumulated amortization.

As of September 30, 2020, the value of our right-of-use (“ROU”) assets relating to our existing ground lease arrangements and the related liability, included in “other assets” on our consolidated balance sheets and the corresponding liability under “accrued and other liabilities,” was $1.5 million, net of $0.2 million of accumulated amortization. As of December 31, 2019, the value of our ROU assets and related liability relating to our ground lease arrangements was $1.6 million, net of $0.1 million of accumulated amortization. These ground leases expire in 2029 and 2030 and do not have options to extend. As of September 30, 2020, the remaining lease terms were 9.0 years and 9.3 years. Lease expense for these ground leases is recognized in the period the applicable costs are incurred, and the monthly lease amount for these operating leases is constant and without contractual increases throughout the remaining terms.

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

The Company monitors the collectability of its receivable balances, including deferred rent receivable balances, on an ongoing basis. The Company writes off uncollectible customer receivable balances, including deferred rent receivable balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the amount of cash collected for those customer receivable balances deemed uncollectible. The Company wrote-off accounts receivable and deferred rent receivable of $0.3 million and $0.3 million, respectively, for the three months ended September 30, 2020, and $1.5 million and $2.7 million, respectively, for the nine months ended September 30, 2020.

The Company recognized revenue from our lease arrangements aggregating to $103.8 million and $108.1 million for the three months ended September 30, 2020 and 2019, respectively, and $310.5 million and $323.7 million for the nine months ended September 30, 2020 and 2019, respectively. This revenue consisted primarily of rental income from operating leases and the related variable lease payments resulting from reimbursements of property operating expenses. Base rental income was $79.4 million and $84.1 million for the three months ended September 30, 2020 and 2019, respectively, and $238.3 million and $250.7 million for the nine months ended September 30, 2020 and 2019, respectively. Variable lease payments were $24.4 million and $24.0 million for the three months ended September 30, 2020 and 2019, respectively, and $72.2 million and $73.0 million for the nine months ended September 30, 2020 and 2019, respectively.

In April 2020, the Financial Accounting Standard Board issued a Staff Question-and-Answer ("Lease Modification Q&A") to respond to frequently asked questions about accounting for lease concessions related to the novel coronavirus (“COVID-19”) pandemic. Under existing lease guidance, an entity would have to determine, on a lease by lease basis, if a lease concession contained a lease which would be accounted for under the lease modification framework, or if a lease concession was an enforceable right or obligation that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides that, to the extent that cash flow after the lease concessions are substantially the same, or less than, the cash flow previously required by the existing lease, an entity is not required to evaluate each contract to determine whether a concession provided by a lessor to a lessee in response to the COVID-19 pandemic is a lease modification. Instead, an entity can account for such lease concessions either (i) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or (ii) as a lease modification. Based on the Lease Modification Q&A, an entity is not required to account for all lease concessions in response to the COVID-19 pandemic under one elected option; however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances.

In accordance with the Lease Modification Q&A, the Company has elected to account for lease concessions in response to the COVID-19 pandemic as a lease modification as the cash flow after these lease concessions is substantially the same, or less than, the cash flow previously required by the existing lease. The Company records rent deferrals and abatements in deferred rent receivable in the accompanying consolidated balance sheets and will recognize these amounts over the remainder of the respective lease terms. For lease concessions in response to the COVID-19 pandemic that modified the terms and substantially changed the underlying cash flow of the existing lease for the remaining term, the Company accounts for such concession as a lease modification.

As a result of the COVID-19 pandemic, through the nine months ended September 30, 2020 the Company entered into rent relief agreements with 388 customers (representing 11.0% of total customers based on rental income). The Company agreed to defer $1.7 million and abate $0.3 million of billed rental income during the three months ended September 30, 2020, and defer $5.5 million and abate $1.2 million of billed rental income during the nine months ended September 30, 2020. As of October 26, 2020, of the $5.5 million of COVID-19 related rent deferrals, the Company collected $1.3 million, or 98.3%, of scheduled repayments billed through September 30, 2020. The duration and severity of the effects of the COVID-19 pandemic on the economy are uncertain and are likely to directly impact collectability of certain customers rent receivable balances in the future. The Company has taken into account the current financial condition of its tenants, including consideration of COVID-19 impacts, in its estimation of its uncollectible accounts and deferred rents receivable at September 30, 2020. The Company is closely monitoring the collectability of such rents and will adjust future estimations as further information is known.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of September 30, 2020 and December 31, 2019, we did not recognize any tax benefit for uncertain tax positions.

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

Net income per common share

Notwithstanding the presentation of income allocations on our consolidated statements of income, net income is allocated to (a) preferred shareholders, for distributions paid or payable, (b) preferred shareholders, to the extent redemption value exceeds the related carrying value, (c) our joint venture partner in proportion to their percentage interest in the joint ventures, to the extent the consolidated joint ventures produce net income or loss during the period and (d) restricted stock unit (“RSU”) holders, for non-forfeitable dividends paid adjusted for participation rights in undistributed earnings. The remaining net income is allocated to the common partnership units and our common shareholders, respectively, based upon the pro-rata aggregate number of units and shares outstanding.

Basic and diluted net income per common share are each calculated based upon net income allocable to common shareholders, divided by (i) in the case of basic net income per common share, weighted average common shares and (ii) in the case of diluted income per share, weighted average common shares adjusted for the impact of stock compensation awards outstanding (see Note 11) using the treasury stock method.

The following table sets forth the components of our basic and diluted net income per share that are not reflected on the face of our consolidated statements of income, including the allocation of income to common shareholders and common partnership units, the percentage of weighted average shares and common partnership units, as well as basic and diluted weighted average shares (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Calculation of net income allocable to common shareholders
Net income	$50,899	$46,510	$160,410	$142,458
Net (income) loss allocated to
Preferred shareholders based upon distributions	(12,046)	(12,959)	(36,139)	(38,877)
Noncontrolling interests—joint venture	4	(14)	(26)	(27)
Restricted stock unit holders	(149)	(219)	(543)	(699)
Net income allocable to common shareholders
and noncontrolling interests—common units	38,708	33,318	123,702	102,855
Net income allocation to noncontrolling interests—
common units	(8,128)	(7,006)	(25,985)	(21,643)
Net income allocable to common shareholders	$30,580	$26,312	$97,717	$81,212

Calculation of common partnership units as a percentage of common share equivalents
Weighted average common shares outstanding	27,483	27,432	27,470	27,411
Weighted average common partnership units outstanding	7,305	7,305	7,305	7,305
Total common share equivalents	34,788	34,737	34,775	34,716
Common partnership units as a percentage of common
share equivalents	21.0%	21.0%	21.0%	21.0%

Weighted average common shares outstanding
Basic weighted average common shares outstanding	27,483	27,432	27,470	27,411
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	82	111	90	101
Diluted weighted average common shares outstanding	27,565	27,543	27,560	27,512

Segment reporting

The Company has two operating segments: (i) the acquisition, development, ownership and management of commercial real estate and (ii) the acquisition, development, ownership and management of multifamily real estate, but has only one reportable segment as the multifamily segment does not meet the quantitative thresholds necessary to require reporting as a separate segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2019 in order to conform to the 2020 presentation, including reclassifying assets held for sale during 2020 from “real estate facilities, at cost” totaling $3.8 million as of December 31, 2019 into “properties held for sale, net” on our consolidated balance sheets.

3. Real estate facilities

The activity in real estate facilities for the nine months ended September 30, 2020 was as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2019 (1)	$844,419	$2,203,308	$(1,158,489)	$1,889,238
Acquisition of real estate facility	11,123	2,153	—	13,276
Capital expenditures	—	23,358	—	23,358
Disposals (2)	—	(15,005)	15,005	—
Depreciation and amortization expense	—	—	(67,035)	(67,035)
Transfer to properties held for sale	—	(16)	46	30
Balances at September 30, 2020	$855,542	$2,213,798	$(1,210,473)	$1,858,867

____________________________

(1)Land, building and improvements, and accumulated depreciation, respectively, totaling $2.2 million, $2.8 million, and $1.2 million were reclassified as of December 31, 2019 to “properties held for sale, net,” representing two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process.

(2)Disposals primarily represent the book value of tenant improvements that have been removed upon the customer vacating their space.

We have a 95.0% interest in a joint venture that owns Highgate at The Mile, a 395-unit multifamily apartment complex on a five-acre site within the Company’s 44.5 acre office and multifamily park located in Tysons, Virginia (“The Mile”). An unrelated real estate development company (the “JV Partner”) holds the remaining 5.0%. We consolidate the joint venture that owns Highgate at The Mile and as such, the consolidated real estate assets and activities related to this joint venture are included in the table above.

As of September 30, 2020, we have commitments, pursuant to executed leases throughout our portfolio, to spend $11.2 million on transaction costs, which include tenant improvements and lease commissions.

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

The following table summarizes the assets acquired and liabilities assumed for the nine months ended September 30, (in thousands):

	2020	2019
Land	$11,123	$75,160
Buildings and improvements	2,153	40,765
Accrued and other liabilities (below-market in-place rents)	—	(1,142)
Other assets (in-place lease value)	237	3,371
Total purchase price	13,513	118,154
Net operating assets acquired and liabilities assumed	(90)	(463)
Total cash paid	$13,423	$117,691

As of September 30, 2020, the Company was in the process of developing an approximately 83,000 square feet small-bay industrial building at its Freeport Business Park in Irving, Texas. As of September 30, 2020, $6.1 million of the estimated $8.1 million total development costs had been incurred and was reflected under land and building held for development, net on our consolidated balance sheets. This construction project is scheduled to be completed in the fourth quarter of 2020.

Properties Sold and Held for Sale

On September 16, 2020, the Company sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net proceeds of $11.4 million and resulted in a gain of $7.7 million. During 2020, the Company reclassified these two buildings as properties held for sale, net, in the consolidated balance sheet as of December 31, 2019.

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

4. Multifamily developmental activity

In August 2020, the Company entered into a new joint venture agreement with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex (the “Brentford Joint Venture”). Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed a parcel of land to the Brentford Joint Venture (the “Brentford Parcel”) at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.4 million as of September 30, 2020.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of September 30, 2020, the development cost incurred was $5.5 million, inclusive of our $5.4 million cost basis in the Brentford Parcel, which is reflected in land and building held for development, net on our consolidated balance sheets. During the three months ended September 30, 2020, the Company also recorded non-capitalizable demolition costs of $0.3 million in interest and other expense on our consolidated statements of income.

5. Leasing activity

The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses that may be collectable under these leases, as of September 30, 2020 is as follows (in thousands):

Remainder of 2020	$77,067
2021	275,894
2022	203,546
2023	143,242
2024	97,952
Thereafter	167,260
Total	$964,961

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $24.4 million and $24.0 million for the three months ended September 30, 2020 and 2019, respectively, and $72.2 million and $73.0 million for the nine months ended September 30, 2020 and 2019, respectively. These variable lease payment amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.0% of total leased square footage are subject to termination options, and 1.7% of total leased square footage have termination options exercisable through December 31, 2020. In general, these leases provide for termination payments to us should the termination options be exercised. Certain leases also have an option to extend the term of the lease. The future minimum rental income in the above table assumes termination options and lease extension options are not exercised.

6. Bank loans

We have an unsecured revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). We had zero balance outstanding on our Credit Facility at September 30, 2020 and December 31, 2019. The Company had $0.3 million and $0.5 million of total unamortized loan origination costs as of September 30, 2020 and December 31, 2019, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with as of September 30, 2020. Interest on outstanding borrowings is payable monthly.

7. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $216.2 million and $213.2 million at September 30, 2020 and December 31, 2019, respectively, and (ii) the JV Partner’s interests in our consolidated joint ventures, totaling $3.3 million and $2.9 million at September 30, 2020 and December 31, 2019, respectively.

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

In allocating net income and presenting equity, we treat the common partnership units as if converted to common shares. Accordingly, they received the same net income allocation per unit as a common share totaling $8.1 million and $7.0 million for the three months ended September 30, 2020 and 2019, respectively, and $26.0 million and $21.6 million for the nine months ended September 30, 2020 and 2019, respectively.

JV Partner

As a result of the Company entering into the Brentford Joint Venture, the Company recorded noncontrolling interests of $0.4 million related to the JV Partner’s 1.8% interest during the three months ended September 30, 2020.

8. Related party transactions

We manage certain industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues, which is included in interest and other income on our consolidated statements of income. Management fee revenues were $0.1 million for each of the three months ended September 30, 2020 and 2019 and $0.2 million for each of the nine months ended September 30, 2020 and 2019. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $0.1 million for each of the three months ended September 30, 2020 and 2019 and $0.3 million for each of the nine months ended September 30, 2020 and 2019.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were less than $0.1 million for each of the three months ended September 30, 2020 and 2019 and $0.1 million for each of the nine months ended September 30, 2020 and 2019. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling less than $0.1 million for each of the three months ended September 30, 2020 and 2019 and $0.1 million for each of the nine months ended September 30, 2020 and 2019. These amounts are included under cost of operations on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $0.4 million for costs PS incurred on our behalf for each of the three months ended September 30, 2020 and 2019 and $0.8 million for each of the nine months ended September 30, 2020 and 2019. PS reimbursed us less than $0.1 million for costs we incurred on their behalf for each of the three and nine months ended September 30, 2020 and 2019.

The Company had net amounts due to PS of $0.1 million at September 30, 2020 and at December 31, 2019 for these contracts, as well as certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity

Preferred stock

As of September 30, 2020 and December 31, 2019, the Company had the following series of preferred stock outstanding:

		Earliest Potential	Dividend	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)
Series W	October 2016	October 2021	5.200%	7,590	$189,750
Series X	September 2017	September 2022	5.250%	9,200	230,000
Series Y	December 2017	December 2022	5.200%	8,000	200,000
Series Z	November 2019	November 2024	4.875%	13,000	325,000
Total				37,790	$944,750

We paid $12.0 million and $13.0 million in distributions to our preferred shareholders for the three months ended September 30, 2020 and 2019, respectively, and $36.1 million and $38.9 million in distributions to our preferred shareholders for the nine months ended September 30, 2020 and 2019, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of our preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At September 30, 2020, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock and units

We paid $28.9 million ($1.05 per common share) and $28.8 million ($1.05 per common share) in distributions to our common shareholders for the three months ended September 30, 2020 and 2019, respectively, and $86.5 million ($3.15 per common share) and $86.3 million ($3.15 per common share) in distributions to our common shareholders for the nine months ended September 30, 2020 and 2019, respectively.

We paid $7.7 million ($1.05 per common unit) in distributions to our common unit holders for each of the three months ended September 30, 2020 and 2019, and $23.0 million ($3.15 per common unit) in distributions to our common unit holders for each of the nine months ended September 30, 2020 and 2019.

Equity stock

The Company is authorized to issue 100.0 million shares of Equity Stock. The Articles of Incorporation provide that Equity Stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock. As of September 30, 2020 and December 31, 2019, no equity stock had been issued.

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

In August 2020, the Company announced that Maria Hawthorne was retiring from her role as President and Chief Executive Officer (“CEO”) effective September 1, 2020 and would continue to serve as a Director of the Company. Due to Ms. Hawthorne’s continued service as a Director of the Company, her unvested stock option and restricted stock units will continue to vest on their original vesting schedule in accordance with the Company’s 2012 Equity and Performance-Based Incentive Compensation Plan and related award agreements. For financial reporting purposes, the end of the service periods for these stock option and restricted stock unit grants have changed from the various respective vesting dates to September 1, 2020, the date of her retirement as President and CEO. Accordingly, all remaining stock compensation expense for Ms. Hawthorne, which totaled $1.7 million, was amortized and included in general and administrative expense during the three and nine months ended September 30, 2020.

Stock Options

Stock options expire 10 years after the grant date and the exercise price is equal to the closing trading price of our common shares on the grant date. Stock option holders cannot require the Company to settle their award in cash. We use the Black-Scholes option valuation model to estimate the fair value of our stock options on the date of grant.

For the three and nine months ended September 30, 2020, we recorded $0.1 million and $0.3 million, respectively, in compensation expense related to stock options as compared to $0.1 million and $0.2 million for the same periods in 2019, respectively.

During the nine months ended September 30, 2020, 18,000 stock options were granted, 4,136 options were exercised and no options were forfeited. A total of 171,694 and 157,830 options were outstanding at September 30, 2020 and December 31, 2019, respectively.

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

In March 2020, the Compensation Committee of the Board approved an annual performance-based equity incentive plan (“2020 Incentive Program”). Under the Program, certain employees will be eligible to receive RSUs subject to the Company’s achievement of pre-established performance metrics based on growth in (i) net asset value per share, and (ii) Total Shareholder Value, each as computed pursuant to the terms of the 2020 Incentive Program. In the event the pre-established targets are achieved, eligible employees will receive the target award, except that the Compensation Committee of the Board may adjust the actual award to 75% to 125% of the target award based on the their assessment of whether certain strategic and operational goals were accomplished in the performance period. RSUs related to the 2020 Incentive Program will be awarded on or around March 1 of the subsequent year. RSUs awarded under the 2020 Incentive Program will vest in five equal installments, with the first installment vesting on the award date. RSU holders will earn dividend equivalent rights during the vesting period.

During the three and nine months ended September 30, 2020, management determined that it was not probable that the targets under the 2020 Incentive Program would be met due to the negative impact of the COVID-19 pandemic, and, as such, the Company did not record stock compensation expense related to the 2020 Incentive Program.

For the three and nine months ended September 30, 2020, respectively, we recorded $2.2 million and $3.5 million in compensation expense related to RSUs as compared to $0.8 million and $2.5 million for the same periods in 2019.

During the nine months ended September 30, 2020, 100 RSUs were granted, 70,576 RSUs vested and 1,920 RSUs were forfeited. Tax withholdings totaling $4.1 million were made on behalf of employees in exchange for 28,877 common shares withheld upon vesting for the nine months ended September 30, 2020 resulting in the issuance of 41,699 common shares. Tax withholdings totaling $6.1 million were made on behalf of employees in exchange for 38,961 common shares withheld upon vesting for the nine months ended September 30, 2019 resulting in the issuance of 53,859 common shares. A total of 78,452 and 150,848 RSUs were outstanding at September 30, 2020 and December 31, 2019, respectively.

In July 2019, the Company amended the Retirement Plan for Non-Employee Directors (the “Director Retirement Plan”), to increase the maximum shares issued upon retirement for each year served as a director from 8,000 shares to 10,000 shares of common stock. The Company recognizes compensation expense with regard to grants to be issued in the future under the Director Retirement Plan over the requisite service period. For the three and nine months ended September 30, 2020, respectively, we recorded $0.2 million and $0.6 million in compensation expense related to these shares as compared to $1.2 million and $1.3 million for the same periods in 2019.

In April 2019, we issued 8,000 shares of common stock to a director upon retirement with an aggregate fair value of $1.2 million. Compensation expense for these shares was previously expensed. No director retirement shares were issued during the nine months ended September 30, 2020.

12. Subsequent Events

Subsequent to September 30, 2020, we acquired a multi-tenant industrial park comprised of approximately 246,000 rentable square feet in Alexandria, Virginia, for a total purchase price of $46.3 million.

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

Critical Accounting Policies and Estimates:

Our accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-Q. We believe our critical accounting policies relate to income tax expense, accounting for acquired real estate facilities, accounting for customer receivable balances including deferred rent receivable balances, impairment of long-lived assets, and accrual for uncertain and contingent liabilities, each of which are more fully discussed below.

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

Accounting for Customer Receivable Balances, including Deferred Rent Receivable Balances: Customer receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from customers. Deferred rent receivables represent the amount that the cumulative straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement, inclusive of rent deferrals and abatements granted to our customers in response to the COVID-19 pandemic. The Company writes off uncollectible customer receivable balances, including deferred rent receivable balances, in the period such receivable balances are deemed uncollectible. Significant bad debt losses could materially impact our net income.

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

Business Overview

Our overall operating results are impacted by the performance of our existing real estate facilities, which at September 30, 2020 were comprised of 27.5 million rentable square feet of primarily multi-tenant industrial, flex and office properties concentrated in six states and a 95.0% interest in a 395-unit multifamily apartment complex. Our portfolio of multi-tenant commercial properties is comprised of 97 parks and 672 buildings located in markets that have experienced long-term economic growth with a particular concentration on small- and medium-size customers. Accordingly, a significant degree of management attention is paid to maximizing the cash flow from our existing real estate portfolio. Also, our strong and conservative capital structure allows us the flexibility to use debt and equity capital prudently to fund our growth, which allows us to acquire properties we believe will create long-term value. From time to time we sell properties which no longer fit the Company’s strategic objectives.

Existing Real Estate Facilities: The operating results of our existing real estate facilities are substantially influenced by demand for rental space within our properties and our markets, which impacts occupancy, rental rates and capital expenditure requirements. We strive to maintain high occupancy levels while increasing rental rates and minimizing capital expenditures when market conditions allow, although the Company may decrease rental rates in markets where conditions require. Management’s initiatives and strategies with respect to our existing real estate facilities, which include incentivizing our personnel to maximize the return on investment for each lease transaction and provide a superior level of service to our customers, are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2019.

Acquisitions of Real Estate Facilities: We seek to grow our portfolio through acquisitions of facilities generally consistent with the Company’s focus on owning concentrated business parks with easily configurable space and in markets and product types with favorable long-term return potential.

Subsequent to September 30, 2020, we acquired a multi-tenant industrial park comprised of approximately 246,000 rentable square feet in Alexandria, Virginia, for a total purchase price of $46.3 million. The park consists of three buildings and was 100.0% occupied at acquisition with suites ranging from 7,000 to 75,000 square feet.

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

We continue to seek to acquire additional properties in our existing markets and generally in close proximity to our existing portfolio; however, there can be no assurance that we will acquire additional facilities that meet our risk-adjusted return and underwriting requirements.

Development or Redevelopment of Real Estate Facilities: In certain instances, we may seek to redevelop our existing real estate. As of September 30, 2020, we were in the process of developing an approximately 83,000 square feet small-bay industrial building at our Freeport Business Park in Irving, Texas. As of September 30, 2020, $6.1 million of the estimated $8.1 million total development costs had been incurred and was reflected under land and building held for development, net on our consolidated balance sheets. This construction project is scheduled to be completed in the fourth quarter of 2020.

The Mile, a 628,000 square foot office and multifamily park that we own, sits on 44.5 contiguous acres of land located in Tysons, Virginia. In 2017, we completed Highgate at The Mile, a 395-unit multifamily apartment complex, through a joint venture with the JV Partner. In 2019, we successfully rezoned the remainder of The Mile allowing us to develop, at our election, up to 3,000 additional multifamily units and approximately 500,000 square feet of other commercial uses.

In August 2020, the Company entered into the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex. Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed the Brentford Parcel to the Brentford Joint Venture at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.4 million as of September 30, 2020.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of September 30, 2020, the development cost incurred was $5.5 million, inclusive of our $5.4 million cost basis in the Brentford Parcel, which is reflected in land and building held for development, net on our consolidated balance sheets. During the three months ended September 30, 2020, the Company also recorded non-capitalizable demolition costs of $0.3 million in interest and other expense on our consolidated statements of income.

While multifamily real estate was not previously a core asset class for us, we determined that multifamily real estate represented a unique opportunity and the highest and best use of the Brentford Parcel. Through joint ventures we have partnered with a local developer and operator of multifamily properties in order to leverage their development and operational experience. The scope and timing of the future phases of development of The Mile are subject to a variety of contingencies, including site plan approvals and building permits.

We consolidate both the joint venture that owns Highgate at The Mile and the joint venture that is developing Brentford at The Mile.

See “Analysis of Net Income – Multifamily” below and Note 3 and 4 to our consolidated financial statements for more information on Highgate at The Mile and Brentford at The Mile.

Sales of Real Estate Facilities: We may from time to time sell individual real estate facilities based on market conditions, fit with our existing portfolio, evaluation of long-term potential returns of markets or product types, or other reasons.

On September 16, 2020, the Company sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net proceeds of $11.4 million and resulted in a gain of $7.7 million. During 2020, the Company reclassified these two buildings as properties held for sale, net, in the consolidated balance sheet as of December 31, 2019.

On January 7, 2020, the Company completed the sale of a single-tenant building totaling 113,000 square feet in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain of $19.6 million. This property was classified as held for sale as of December 31, 2019.

The operations of these facilities are presented under “assets sold.”

Certain Factors that May Impact Future Results

Impact of COVID-19 Pandemic: During the second and third quarters of 2020, the COVID-19 pandemic resulted in cessation, severe curtailment, or impairment of business activities in most sectors of the economy in virtually all markets we operate in, due to governmental “stay at home” orders, risk mitigation procedures, and closure of businesses not considered to be “essential.” This resulted in a rapid and dramatic increase in unemployment in the U.S. Since it remains unknown at this time how long the COVID-19 pandemic will continue, we cannot estimate how long these negative economic impacts will persist.

The COVID-19 pandemic has had a severe negative impact on many of our customers’ businesses. During the three months ended September 30, 2020, the Company granted $1.7 million of rent deferrals and $0.3 million of rent abatements. Through the nine months ended September 30, 2020, the Company had granted rent relief to 388 customers (representing 11.0% of total customers based on rental income), including $5.5 million of rent deferrals and $1.2 million of rent abatements. The Company also wrote off accounts receivable and deferred rent receivable of $0.3 million and $0.3 million, respectively, for the three months ended September 30, 2020, and $1.5 million and $2.7 million, respectively, for the nine months ended September 30, 2020.

The table below represents percentages of billed revenue that the Company has collected, deferred, and abated/written-off, by product type, for the respective periods presented (percentages shown are all as of October 26, 2020):

	Percentage of Rent
	Collected	Outstanding	Deferred	Abated/Written-off
Q2 2020
Industrial	93%	0%	5%	2%
Flex	94%	1%	3%	2%
Office	97%	0%	2%	1%
Total	94%	0%	4%	2%

Q3 2020
Industrial	96%	1%	2%	1%
Flex	96%	2%	1%	1%
Office	97%	1%	2%	0%
Total	96%	1%	2%	1%

October 2020 (1)
Industrial	96%	4%	0%	0%
Flex	95%	5%	0%	0%
Office	98%	2%	0%	0%
Total	96%	4%	0%	0%

____________________________

(1)October 2020 rent billings and collections shown above include September 2020 rent billed on September 30, 2020 and collected in October 2020 for leases billed in arrears.

As of October 26, 2020, the Company had open rent relief requests from approximately 1% of customers. It is possible that additional rent relief requests will arise in future months as a result of continued effects of the COVID-19 pandemic and related responses from state and local governments, however the timing and magnitude of such future requests cannot be easily predicted due to the inherent uncertainty of the virus and its varying regional effects. All rent relief requests to date have been, and all future rent relief requests are expected to be evaluated on a case-by-case basis. To the extent we grant additional requests for abatement, or to the extent that our customers default on their lease obligations, it will have a negative effect on our rental income and net income.

Our ability to re-lease space as leases expire in a way that minimizes vacancy periods and maximizes market rental rates will depend upon market conditions in the specific submarkets in which each of our properties are located. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels, possible decreases in rental rates on new and renewal transactions, and the negative effect of rent deferrals, rent abatements, and customer defaults, we believe the COVID-19 pandemic will continue to adversely affect our Same Park rental income for the remainder of 2020.

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of September 30, 2020, leases from our top 10 customers comprised 10.1% of our annualized rental income, with three customers, the U.S. Government (3.2%), Amazon Inc. (1.5%), and Luminex Corporation (1.1%), representing more than 1%. In terms of industry concentration, 19.6% of our annualized rental income comes from business services, 12.9% from warehouse, distribution, transportation and logistics, and 11.3% from computer hardware, software and related services. No other industry group represents more than 10% of our annualized rental income.

Customer credit risk: Although we have historically experienced a low level of write-offs of uncollectible rents, with less than 0.4% of rental income written off in any year over the last nine years, we believe it is possible that the negative impact of the COVID-19 pandemic and its effect on our customers’ ability to pay rent in the future will result in higher levels of write-offs during the remainder of 2020 compared to historic averages. During the three months ended September 30, 2020, we wrote-off $0.3 million of accounts receivable, which was less than the $1.2 million recorded in the prior quarter, and is in-line with the $0.3 million written-off during the three months ended September 30, 2019. Also during the three months ended September 30, 2020, we wrote-off deferred rent receivables of $0.3 million, which is well below the $2.4 million written-off in the prior quarter and is roughly in-line with $0.1 million written-off during the three months ended September 30, 2019.

For the three months ended September 30, 2020, we agreed to defer and abate a total of $1.7 million and $0.3 million, respectively, to customers whose businesses were disrupted by the COVID-19 pandemic, well below the $3.8 million and $0.9 million, respectively, which was granted in the prior quarter. We are closely monitoring the collectability of such deferred rents. As of October 26, 2020, the Company collected $1.3 million, or 98.3%, of the scheduled repayments of COVID-19 related rent deferrals billed through September 30, 2020.

As of October 26, 2020, we had 30,000 square feet of leased space occupied by two customers that are protected by Chapter 11 of the U.S. Bankruptcy Code, which have an aggregate remaining lease value of $0.4 million. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement, which we are not obligated to grant but will consider and grant under certain circumstances.

Proposition 15: As a result of Proposition 13, which limits increases in assessed property values to 2% per year, the assessed value of most of our properties and the property taxes we pay in California are less than they would be if the properties were assessed at current values. An initiative is on California’s November 2020 statewide ballot (“Prop 15”) that, if passed, would result in the reassessment of our California properties and would substantially increase our property tax expense likely starting in 2023. We believe we would be able to pass through substantially all of these increased expenses to our tenants. If Prop 15 does not pass, there can be no assurance that a similar initiative will not be proposed and passed in the future. If Prop 15 does pass, the timing and level of the reassessment and related property tax increases would be uncertain. See “Risk Factors – We have exposure to increased property tax in California” in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information such as our aggregate net operating income and property tax expense in California.

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

Results of Operations

Operating Results Overview: Three and Nine Months Ended September 30, 2020 and 2019

Net income and NOI for both the three and nine month periods ended September 30, 2020 was negatively affected by the COVID-19 pandemic and its impact on certain of the Company’s customers.

For the three months ended September 30, 2020, net income allocable to common shareholders was $30.6 million, or $1.11 per diluted share, compared to $26.3 million, or $0.96 per diluted share, for the same period in 2019. The increase was mainly due to a $7.7 million gain on sale of assets sold during the third quarter of 2020 that did not occur in 2019, partially offset by a $4.2 million decrease in NOI generated from assets sold during the fourth quarter of 2019 and the first quarter of 2020.

For the nine months ended September 30, 2020, net income allocable to common shareholders was $97.7 million, or $3.55 per diluted share, compared to $81.2 million, or $2.95 per diluted share, for the same period in 2019. The increase was mainly due to a $27.3 million gain on sale of assets sold during the first and third quarters of 2020 that did not occur in 2019 and increased NOI from our Non-Same Park portfolio, partially offset by a $13.7 million decrease in NOI generated from assets sold.

Analysis of Net Income

Our net income is comprised primarily of our real estate operations, depreciation and amortization expense, general and administrative expense, interest and other income, interest and other expenses and gain on sale of real estate facilities.

We segregate our real estate activities into (i) same park operations, representing all operating properties acquired prior to January 1, 2018, comprising 25.7 million rentable square feet of our total 27.5 million of rentable square feet at September 30, 2020 (the “Same Park” portfolio), (ii) non-same park operations, representing those facilities we own that were acquired after January 1, 2018 (the “Non-Same Park” portfolio), (iii) multifamily operations and (iv) assets sold, representing 1.3 million square feet of assets sold in October 2019, 113,000 square feet of assets sold in January 2020 and 40,000 square feet of assets sold in September 2020.

The table below sets forth the various components of our net income (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental income
Same Park (1)	$96,399	$95,137	1.3%	$286,791	$284,535	0.8%
Non-Same Park	4,993	3,598	38.8%	15,809	9,508	66.3%
Multifamily	2,201	2,519	(12.6%)	7,249	7,492	(3.2%)
Assets sold (2)	167	6,810	(97.5%)	686	22,136	(96.9%)
Total rental income	103,760	108,064	(4.0%)	310,535	323,671	(4.1%)

Cost of operations
Adjusted Cost of Operations (3)
Same Park	28,903	27,452	5.3%	84,034	82,278	2.1%
Non-Same Park	1,843	1,137	62.1%	5,446	3,304	64.8%
Multifamily	1,066	1,045	2.0%	3,084	3,118	(1.1%)
Assets sold (2)	41	2,525	(98.4%)	143	7,911	(98.2%)
Stock compensation expense (4)	243	309	(21.4%)	783	910	(14.0%)
Total cost of operations	32,096	32,468	(1.1%)	93,490	97,521	(4.1%)

NOI (5)
Same Park	67,496	67,685	(0.3%)	202,757	202,257	0.2%
Non-Same Park	3,150	2,461	28.0%	10,363	6,204	67.0%
Multifamily	1,135	1,474	(23.0%)	4,165	4,374	(4.8%)
Assets sold (2)	126	4,285	(97.1%)	543	14,225	(96.2%)
Stock compensation expense (4)	(243)	(309)	(21.4%)	(783)	(910)	(14.0%)
Depreciation and amortization expense	(23,064)	(26,220)	(12.0%)	(72,646)	(75,863)	(4.2%)
General and administrative expense	(5,047)	(4,051)	24.6%	(11,374)	(10,111)	12.5%
Interest and other income	230	1,384	(83.4%)	1,012	2,766	(63.4%)
Interest and other expense	(536)	(199)	169.3%	(900)	(484)	86.0%
Gain on sale of real estate facilities	7,652	—	100.0%	27,273	—	100.0%
Net income	$50,899	$46,510	9.4%	$160,410	$142,458	12.6%

____________________________

(1)Included in the calculation of Same Park rental income are (a) lease buyout income of $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively, (b) accounts receivable write-offs of $0.2 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.4 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively, and (c) deferred rent receivable write-offs of $0.3 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $2.6 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

(2)Amounts for the three months ended September 30, 2020 include results related to two industrial buildings totaling 40,000 square feet sold in September 2020; amounts for the nine months ended September 30, 2020 include the two industrial buildings totaling 40,000 square feet sold in September 2020, and a 113,000 square foot asset sold in January 2020; amounts shown for the three and nine months ended September 30, 2019 reflect the operating results related to the two industrial buildings totaling 40,000 square feet and the 113,000 square foot asset sold in 2020, and 1.3 million square feet of flex and office assets sold in October 2019.

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

Rental income decreased $4.3 million and $13.1 million for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 due primarily to reduced rental income generated from assets sold, lower occupancy, rent deferrals and abatements granted to certain customers, and write-offs of accounts receivable and deferred rent receivable partially offset by an increase in rental income from our Non-Same Park portfolio.

Cost of operations decreased $0.4 million and $4.0 million for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 due primarily to reduced operating expenses from assets sold partially offset by a higher Adjusted Cost of Operations incurred by our Same Park portfolio, and higher Adjusted Cost of Operations incurred by our Non-Same Park portfolio.

Net income increased $4.4 million and $18.0 million for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. The three month increase was due primarily to the gain on sale of an asset sold during the third quarter of 2020 and lower depreciation expense, partially offset by reduced NOI generated from assets sold and an increase in general and administrative expense. The nine month increase was due primarily to the gain on sale of assets sold during the first and third quarter of 2020, partially offset by reduced NOI from assets sold and lower NOI resulting from rent deferrals and abatements granted to certain customers as well as write-offs of accounts receivable and deferred rent receivable.

Same Park Portfolio

We believe that evaluation of the Same Park portfolio provides an informative view of how the Company’s portfolio has performed over comparable periods. We believe that investors and analysts use Same Park information in a similar manner.

The following table summarizes the historical operating results of our Same Park facilities and certain statistical information related to leasing activity in the three and nine months ended September 30, 2020 and 2019 (in thousands, except per square foot data):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental income (1)	$96,399	$95,137	1.3%	$286,791	$284,535	0.8%

Adjusted Cost of Operations (2)
Property taxes	10,811	10,224	5.7%	32,410	30,416	6.6%
Utilities	4,870	5,249	(7.2%)	14,106	14,610	(3.4%)
Repairs and maintenance	6,197	5,844	6.0%	17,277	17,394	(0.7%)
Payroll	4,090	3,622	12.9%	12,030	11,070	8.7%
Snow removal	—	—	—	78	1,033	(92.4%)
Property insurance	1,283	868	47.8%	3,009	2,346	28.3%
Other expenses	1,652	1,645	0.4%	5,124	5,409	(5.3%)
Total Adjusted Cost of Operations	28,903	27,452	5.3%	84,034	82,278	2.1%

NOI	$67,496	$67,685	(0.3%)	$202,757	$202,257	0.2%

Selected Statistical Data
NOI margin (3)	70.0%	71.1%	(1.5%)	70.7%	71.1%	(0.6%)
Weighted average square foot occupancy	92.3%	94.7%	(2.5%)	92.5%	94.5%	(2.1%)
Revenue per occupied square foot (4)	$16.29	$15.66	4.0%	$16.11	$15.64	3.0%
Revenue per available foot (RevPAF) (5)	$15.03	$14.83	1.3%	$14.90	$14.79	0.7%

____________________________

(1)Included in the calculation of Same Park rental income are (a) lease buyout income of $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively, (b) accounts receivable write-offs of $0.2 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.4 million and $0.8 million for the nine months ended

September 30, 2020 and 2019, respectively, and (c) deferred rent receivable write-offs of $0.3 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $2.6 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

(2)Adjusted Cost of Operations excludes the impact of stock compensation expense.

(3)NOI margin is computed by dividing NOI by rental income.

(4)Revenue per occupied square foot is computed by dividing rental income for the period by weighted average occupied square feet for the same period. Revenue per occupied square foot for the three and nine month periods is annualized.

(5)Revenue per Available Square Foot (RevPAF) is computed by dividing rental income for the period by weighted average available square feet for the same period. RevPAF for the three and nine month periods is annualized.

Analysis of Same Park Rental Income

Rental income for our Same Park portfolio increased 1.3% and 0.8% for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. The three and nine month increases were due primarily to higher rental rates charged to our customers, as revenue per occupied square foot increased 4.0% and 3.0%, respectively, in the three and nine months ended September 30, 2020 compared to the same periods in 2019, partially offset by a decrease in weighted average occupancy combined with rent deferrals and abatements. The nine month increase was also partially offset by write-offs of accounts receivable and deferred rent receivable.

The following table details the change in Same Park rental income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental income
Base rental income	$72,597	$72,156	$441	$219,639	$214,766	$4,873
Expense recovery income	22,972	22,068	904	67,635	66,644	991
Lease buyout income	290	183	107	807	1,140	(333)
Rent receivable write-off	(237)	(320)	83	(1,370)	(843)	(527)
Deferrals and abatements	(1,955)	—	(1,955)	(6,458)	—	(6,458)
Repayment of rent deferrals	1,193	—	1,193	1,215	—	1,215
Fee Income	236	301	(65)	703	937	(234)
Non-Cash Rental Income (1)	1,303	749	554	4,620	1,891	2,729
Total rental income	$96,399	$95,137	$1,262	$286,791	$284,535	$2,256

____________________________

(1)Non-cash rental income includes amortization of deferred rent receivable (net of write-offs), in-place lease intangible, tenant improvement reimbursement, and lease incentive intangible.

Weighted average cash rental rate growth on leases executed during the three and nine months ended September 30, 2020, was 2.0% and 4.9%, respectively. Renewals of leases with existing customers represented 64.2% of our leasing activity for the nine months ended September 30, 2020. See “Analysis of Same Park Market Trends” below for further analysis of such data on a by market basis.

Our future revenue growth will come primarily from contractual rental increases as well as from potential increases in market rents allowing us to increase rent levels when leases are either renewed with existing customers or re-leased to new customers.

The following table sets forth the expirations of existing leases in our Same Park portfolio over the next five years based on lease data at September 30, 2020 (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
Remainder of 2020	657	1,299	5.5%	$22,181	5.4%
2021	1,576	5,205	21.9%	89,497	21.6%
2022	1,200	5,272	22.2%	94,133	22.7%
2023	629	4,219	17.8%	69,670	16.8%
2024	326	2,798	11.8%	49,869	12.0%
Thereafter	273	4,923	20.8%	89,075	21.5%
Total	4,661	23,716	100.0%	$414,425	100.0%

Analysis of Same Park Adjusted Cost of Operations

Adjusted Cost of Operations for our Same Park portfolio increased 5.3% and 2.1% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year. The three and nine month increases were due primarily to higher property taxes, higher payroll costs, and higher insurance costs partially offset by lower utility costs. The nine month increase was also partially offset by savings from snow removal costs.

Property taxes increased 5.7% and 6.6% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year. These increases were due to higher assessed values. We expect potential further property tax growth in the future due to higher assessed values.

Utilities are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities decreased 7.2% and 3.4% during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year due to a rate reduction related to adopting a renewable energy program during the three months ended June 30, 2020 as well as reduced water and electricity usage due to the COVID-19 pandemic. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not readily predictable. However, we expect that utility costs during the remainder of 2020 to be comparable to our results for the three months ended September 30, 2020 due to the seasonal nature of utility costs partially offset by increased traffic at our parks as our customers resume operations.

Repairs and maintenance expense increased 6.0% and decreased 0.7% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year. The three month increase was due to higher security costs and property services as our customers resumed operations. The nine month decrease was primarily due to a reduction in general repairs and property services as a result of the COVID-19 pandemic partially offset by increased security costs and property services incurred during the third quarter of 2020. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable. We expect that repairs and maintenance costs during the remainder of 2020 to be comparable to our results for the three months ended September 30, 2020.

Payroll expense increased 12.9% and 8.7% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year. Payroll expense is comprised of on site and supervisory personnel costs incurred in the operation of our properties. The three and nine month increases were primarily due to salary increases that took effect in October 2019. We expect payroll expenses during the remainder of 2020 to be similar to our results for the three months ended September 30, 2020.

Snow removal costs decreased 92.4% during the nine months ended September 30, 2020 as compared to the same period in the prior year. The nine month decrease was due to milder weather in 2020 in our Northern Virginia and Suburban Maryland markets compared to the same period in 2019. Snow removal costs are weather dependent and therefore not predictable.

Property insurance expense increased 47.8% and 28.3% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year. The three and nine month increases were primarily due to an increase in our property insurance premium for the policy period June 2019 to May 2020 and a further increase for the policy period June 2020 to May 2021 due to unfavorable market conditions pervasive throughout commercial real estate sectors. The three month increase was also due to insurance deductibles recorded during the third quarter of 2020. We expect property insurance expense for the remainder of 2020 to be similar to our results for the three months ended September 30, 2020.

Other expenses increased 0.4% and decreased 5.3% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year. Other expenses are comprised of general property expenses incurred in the operation of our properties. We expect other expenses for the remainder of 2020 to be similar to our results for the three months September 30, 2020.

Same Park Quarterly Trends

The following table sets forth historical quarterly data related to the operations of our Same Park portfolio for rental income, Adjusted Cost of Operations, weighted average occupancy, annualized revenue per occupied square foot, and RevPAF (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31
Rental income (1)
2020	$97,735	$92,657	$96,399	$—
2019	$94,604	$94,794	$95,137	$97,415

Adjusted Cost of Operations (2)
2020	$28,134	$26,997	$28,903	$—
2019	$28,143	$26,683	$27,452	$27,281

NOI (3)
2020	$69,601	$65,660	$67,496	$—
2019	$66,461	$68,111	$67,685	$70,134

Weighted average square foot occupancy
2020	92.9%	92.4%	92.3%	—
2019	94.7%	94.2%	94.7%	94.4%

Revenue per occupied square foot (4)
2020	$16.40	$15.64	$16.29	$—
2019	$15.57	$15.68	$15.66	$16.09

RevPAF (5)
2020	$15.24	$14.45	$15.03	$—
2019	$14.75	$14.78	$14.83	$15.19

____________________________

(1)Included in the calculation of Same Park rental income are (a) lease buyout income of $0.2 million, $0.8 million, $0.2 million, $0.2 million, $0.3 million, $0.3 million, and $0.3 million for the three months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, and September 30, 2020, respectively, (b) accounts receivable write-offs of $0.2 million, $0.3 million, $0.3 million, $0.2 million, $0.1 million, $1.1 million, and $0.2 million for the three months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, and September 30, 2020, respectively, and (c) deferred rent receivable write-offs of $0.1 million, $0.1 million, $0.1 million, $0.1 million, $0, $2.3 million, and $0.3 million for the three months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, and September 30, 2020, respectively.

(2)Adjusted Cost of Operations excludes stock compensation expense for employees whose compensation expense is recorded in cost of operations, which can vary significantly period to period based upon the performance of the Company.

(3)NOI represents rental income less Adjusted Cost of Operations.

(4)Revenue per occupied square foot is computed by dividing rental income for the period by weighted average occupied square feet for the same period. Revenue per occupied square foot for the three and nine month periods is annualized.

(5)RevPAF is computed by dividing rental income for the period by weighted average available square feet for the same period. RevPAF for the three and nine month periods is annualized.

Analysis of Same Park Market Trends

The following tables set forth historical data by region related to the operations of our Same Park portfolio for rental income, Adjusted Cost of Operations, weighted average occupancy, annualized revenue per occupied square foot, and RevPAF data in our Same Park portfolio (in thousands, except per square foot data):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
Region	2020	2019	Change	2020	2019	Change

Geographic Data on Same Park

Rental income
Northern California (7.2 million feet)	$27,315	$26,570	2.8%	$80,946	$79,409	1.9%
Southern California (3.3 million feet)	13,773	13,864	(0.7%)	40,694	41,013	(0.8%)
Dallas (2.9 million feet)	8,288	8,466	(2.1%)	25,119	25,467	(1.4%)
Austin (2.0 million feet)	8,341	7,688	8.5%	24,809	23,102	7.4%
Northern Virginia (3.9 million feet)	17,867	18,321	(2.5%)	53,493	55,453	(3.5%)
South Florida (3.9 million feet)	11,014	10,999	0.1%	32,478	32,615	(0.4%)
Seattle (1.4 million feet)	4,860	4,282	13.5%	14,386	12,645	13.8%
Suburban Maryland (1.1 million feet)	4,941	4,947	(0.1%)	14,866	14,831	0.2%
Total Same Park (25.7 million feet)	96,399	95,137	1.3%	286,791	284,535	0.8%

Adjusted Cost of Operations
Northern California	6,488	6,337	2.4%	18,706	18,167	3.0%
Southern California	3,928	3,632	8.1%	11,002	10,669	3.1%
Dallas	2,859	2,980	(4.1%)	9,100	8,818	3.2%
Austin	3,120	2,844	9.7%	9,042	8,454	7.0%
Northern Virginia	6,007	5,944	1.1%	17,971	18,930	(5.1%)
South Florida	3,317	2,914	13.8%	9,269	8,799	5.3%
Seattle	1,358	1,036	31.1%	3,806	3,060	24.4%
Suburban Maryland	1,826	1,765	3.5%	5,138	5,381	(4.5%)
Total Same Park	28,903	27,452	5.3%	84,034	82,278	2.1%

Net operating income
Northern California	20,827	20,233	2.9%	62,240	61,242	1.6%
Southern California	9,845	10,232	(3.8%)	29,692	30,344	(2.1%)
Dallas	5,429	5,486	(1.0%)	16,019	16,649	(3.8%)
Austin	5,221	4,844	7.8%	15,767	14,648	7.6%
Northern Virginia	11,860	12,377	(4.2%)	35,522	36,523	(2.7%)
South Florida	7,697	8,085	(4.8%)	23,209	23,816	(2.5%)
Seattle	3,502	3,246	7.9%	10,580	9,585	10.4%
Suburban Maryland	3,115	3,182	(2.1%)	9,728	9,450	2.9%
Total Same Park	$67,496	$67,685	(0.3%)	$202,757	$202,257	0.2%

Weighted average square foot occupancy
Northern California	91.8%	97.1%	(5.5%)	91.4%	96.5%	(5.3%)
Southern California	94.7%	95.1%	(0.4%)	94.9%	95.1%	(0.2%)
Dallas	88.0%	91.5%	(3.8%)	89.3%	92.2%	(3.1%)
Austin	94.5%	91.3%	3.5%	94.6%	91.1%	3.8%
Northern Virginia	92.8%	94.3%	(1.6%)	92.6%	94.2%	(1.7%)
South Florida	92.8%	95.6%	(2.9%)	93.1%	95.5%	(2.5%)
Seattle	93.8%	95.3%	(1.6%)	96.7%	95.4%	1.4%
Suburban Maryland	89.5%	89.1%	0.4%	90.0%	88.9%	1.2%
Total Same Park	92.3%	94.7%	(2.5%)	92.5%	94.5%	(2.1%)

Revenue per occupied square foot (1)
Northern California	$16.43	$15.11	8.7%	$16.30	$15.15	7.6%
Southern California	$17.73	$17.77	(0.2%)	$17.42	$17.52	(0.6%)
Dallas	$13.04	$12.81	1.8%	$12.98	$12.75	1.8%
Austin	$17.99	$17.14	5.0%	$17.79	$17.22	3.3%
Northern Virginia	$19.66	$19.83	(0.9%)	$19.66	$20.02	(1.8%)
South Florida	$12.28	$11.90	3.2%	$12.04	$11.78	2.2%
Seattle	$15.34	$13.31	15.3%	$14.69	$13.09	12.2%
Suburban Maryland	$19.24	$19.34	(0.5%)	$19.19	$19.39	(1.0%)
Total Same Park	$16.29	$15.66	4.0%	$16.11	$15.64	3.0%

RevPAF (2)
Northern California	$15.08	$14.67	2.8%	$14.90	$14.61	2.0%
Southern California	$16.78	$16.89	(0.7%)	$16.53	$16.66	(0.8%)
Dallas	$11.48	$11.73	(2.1%)	$11.60	$11.76	(1.4%)
Austin	$17.00	$15.67	8.5%	$16.85	$15.69	7.4%
Northern Virginia	$18.25	$18.71	(2.5%)	$18.21	$18.88	(3.5%)
South Florida	$11.40	$11.38	0.2%	$11.20	$11.25	(0.4%)
Seattle	$14.40	$12.69	13.5%	$14.21	$12.49	13.8%
Suburban Maryland	$17.26	$17.28	(0.1%)	$17.31	$17.27	0.2%
Total Same Park	$15.03	$14.83	1.3%	$14.90	$14.79	0.7%

____________________________

(1)Revenue per occupied square foot is computed by dividing rental income for the period by weighted average occupied square feet for the same period. Revenue per occupied square foot for the three and nine month periods is annualized.

(2)RevPAF is computed by dividing rental income for the period by weighted average available square feet for the same period. RevPAF for the three and nine month periods is annualized.

Our past revenue growth has come from contractual annual rent increases, as well as re-leasing of space at rates above outgoing rental rates. We believe the percentage difference between outgoing cash rent inclusive of estimated expense recoveries and incoming cash rent inclusive of estimated expense recoveries for leases executed (the “Cash Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following tables summarize the Cash Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park portfolio, on a regional basis, for the three and nine months ended September 30, 2020 (square feet in thousands):

	For the Three Months Ended September 30, 2020
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	303	63.4%	$1.14	6.9%
Southern California	307	76.8%	$1.73	2.5%
Dallas	186	46.4%	$1.68	0.9%
Austin	138	94.0%	$2.93	3.1%
Northern Virginia	220	66.9%	$4.06	(4.0%)
South Florida	279	57.5%	$1.46	0.3%
Seattle	46	51.9%	$1.33	5.4%
Suburban Maryland	42	27.8%	$6.40	(2.0%)
Total	1,521	62.2%	$2.12	2.0%

	For the Nine Months Ended September 30, 2020
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	1,203	67.2%	$2.17	12.6%
Southern California	899	68.8%	$2.13	3.0%
Dallas	560	50.8%	$2.57	2.4%
Austin	312	71.3%	$3.44	1.7%
Northern Virginia	769	71.6%	$5.20	(1.9%)
South Florida	827	52.6%	$1.16	0.8%
Seattle	354	74.9%	$0.82	20.6%
Suburban Maryland	126	43.3%	$7.16	(0.2%)
Total	5,050	63.5%	$2.61	4.9%

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

The COVID-19 pandemic has negatively affected occupancy levels as well as rent growth on leasing production across our portfolio subsequent to March 31, 2020. For the three months ended September 30, 2020, weighted average occupancy was 92.3% and weighted average cash rental rate growth was 2.0%, a decrease from weighted average occupancy of 92.9% and weighted average cash rental rate growth of 9.5% for the three months ended March 31, 2020. Average lease term of the leases executed during the three months ended September 30, 2020 was 3.3 years, with associated average transaction costs (tenant improvements and leasing commissions) of $2.12 per square foot. For comparative purposes, average lease term and transaction costs on leases executed in the same period of 2019 were 3.9 years and $3.78 per square foot, respectively. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels, possible decreases in rental rates on new and renewal transactions, and the negative effect of rent deferrals, rent abatements, and customer defaults, we believe it is likely we will experience comparable quarterly Same Park rental income for the remainder of 2020 when compared to our results for the three months ended September 30, 2020.

Non-Same Park Portfolio: The table below reflects the assets comprising our Non-Same Park portfolio (in thousands):

			Purchase	Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Price	Feet	Acquisition	September 30, 2020
La Mirada Commerce Center	January 2020	La Mirada, CA	$13,513	73	100.0%	93.7%
San Tomas Business Center	December 2019	Santa Clara, CA	16,787	79	95.6%	88.2%
Hathaway Industrial Park	September 2019	Santa Fe Springs, CA	104,330	543	100.0%	39.3%
Walnut Avenue Business Park	April 2019	Signal Hill, CA	13,824	74	98.4%	100.0%
Northern Virginia and Fullerton	June 2018	Lorton and Springfield,
Road Industrial Parks		VA	143,766	1,057	76.1%	93.9%
Total			$292,220	1,826	85.9%	77.7%

We believe that our management and operating infrastructure typically allows us to generate higher NOI from newly acquired real estate facilities than was achieved by previous owners. However, it can take 24 or more months for us to fully achieve higher NOI, and the ultimate levels of NOI to be achieved can be affected by changes in general economic conditions. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s ability to generate higher NOI from these newly acquired real estate facilities in the future, there can be no assurance that we will achieve our expectations with respect to newly acquired real estate facilities.

Multifamily: As of September 30, 2020, we held a 95.0% controlling interest in a joint venture that owns Highgate at The Mile, a 395-unit apartment complex. The following table summarizes the historical operating results of Highgate at The Mile and certain statistical information (in thousands, except per unit data):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental income	$2,201	$2,519	(12.6%)	$7,249	$7,492	(3.2%)
Cost of operations	1,066	1,045	2.0%	3,084	3,118	(1.1%)
NOI	$1,135	$1,474	(23.0%)	$4,165	$4,374	(4.8%)

Selected Statistical Data
Weighted average square foot occupancy	91.1%	95.6%	(4.7%)	92.6%	95.3%	(2.9%)

	As of September 30, 2020
Total costs (1)						$115,426
Physical occupancy						94.4%
Average rent per unit (2)						$2,084

____________________________

(1)The cost for Highgate at The Mile includes the underlying land at its assigned contribution value upon formation of the joint venture of $27.0 million, which includes unrealized land appreciation of $6.0 million that is not recorded on our balance sheet.

(2)Average rent per unit is defined as the total potential monthly rental income (actual rent for occupied apartment units plus market rent for vacant apartment units) divided by the total number of rentable apartment units.

The three and nine month decreases in NOI were primarily due to accounts receivable write-offs of $0.2 million for both the three and nine months ended September 30, 2020. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels and rental rates at Highgate at The Mile, we believe it is likely we will experience comparable quarterly NOI for Highgate at The Mile for the remainder of 2020 when compared to our results for the three months ended September 30, 2020.

Assets Sold: These amounts include historical operating results with respect to properties that we sold. Amounts for the three months ended September 30, 2020 reflect the operating results related to two industrial buildings totaling 40,000 square feet sold during September 2020; amounts for the nine months ended September 30, 2020 reflect the operating results related to the two industrial buildings totaling 40,000 square feet sold in September 2020 and a 113,000 square foot asset sold in January 2020; amounts for the three and nine months ended September 30, 2019 reflect the operating results related to the two industrial buildings totaling 40,000 square feet and the 113,000 square foot asset sold in 2020, and 1.3 million square feet of flex and office sold in October 2019.

Depreciation and Amortization Expense: Depreciation and amortization expense was $23.1 million and $72.6 million for the three and nine months ended September 30, 2020, respectively, compared to $26.2 million and $75.9 million for the same periods in 2019, respectively.

General and Administrative Expense: General and administrative expense primarily represents executive and other compensation, audit and tax fees, legal expenses and other costs associated with being a public company. For the three and nine months ended September 30, 2020, general and administrative expense increased $1.0 million, or 24.6%, and $1.3 million, or 12.5%, respectively, compared to the same periods in 2019. The three and nine month increases were primarily due to higher stock compensation expense due to accelerated stock compensation expense related to our President and CEO retiring during September 2020 (discussed below), an increase in compensation expense, and an increase in professional fees related to various corporate service projects. These increases were partially offset by stock compensation expense incurred during the third quarter of 2019 tied to a modification of the Director Retirement Plan which did not recur in the current year.

In August 2020, the Company announced that Maria Hawthorne was retiring from her role as President and CEO effective September 1, 2020 and would continue to serve as a Director of the Company. Due to Ms. Hawthorne’s continued service as a Director of the Company, her unvested stock option and restricted stock units will continue to vest on their original vesting schedule in accordance with the Company’s 2012 Equity and Performance-Based Incentive Compensation Plan and related award agreements. For financial reporting purposes, the end of the service periods for these stock option and restricted stock unit grants have changed from the various respective vesting dates to September 1, 2020, the date of her retirement as President and CEO. Accordingly, all remaining stock compensation expense for Ms. Hawthorne, which totaled $1.7 million, was amortized and included in general and administrative expense during the three and nine months ended September 30, 2020.

Gain on Sale of Real Estate Facilities: On September 16, 2020, we sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net proceeds of $11.4 million and resulted in a gain of $7.7 million.

On January 7, 2020, we sold a 113,000 square foot office building located at Metro Park North in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain of $19.6 million.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

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

In order to maintain efficient access to the capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Ratio of FFO to fixed charges and preferred distributions is calculated by dividing FFO excluding fixed charges and preferred distributions by fixed charges and preferred distributions. Fixed charges include interest expense, capitalized interest and preferred distributions paid to preferred shareholders. For the nine months ended September 30, 2020, the ratio of FFO to combined fixed charges and preferred distributions was 5.6 to 1.0.

We have a $250.0 million revolving Credit Facility that can be expanded to $400.0 million and expires in January 2022. We can use the Credit Facility as necessary as temporary financing until we are able to raise longer term capital. Historically, we have funded our long-term capital requirements with retained operating cash flow and proceeds from the issuance of common and preferred securities. We will select among these sources of capital based upon availability, relative cost, the impact of constraints on our operations (such as covenants), as well as the desire for leverage.

The COVID-19 pandemic has impacted the cost and availability of debt and equity capital and may have intensified negative impacts if resurgent outbreaks of the virus occur. Based upon our substantial current liquidity relative to our capital requirements noted below, and our strong financial profile and credit ratings, we do not expect such capital market turbulence to have a material impact upon our capital and growth plans over the next 12 months. However, there can be no assurance that it would not in the future, if the COVID-19 pandemic were to persist for a long period of time or intensify.

Short-term Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for debt service, capital expenditures and distributions to our shareholders for the foreseeable future.

As of September 30, 2020, we had $117.9 million in unrestricted cash. In the last five years, we have retained approximately $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash from operations less shareholder and unit holder distributions and capital expenditures.

Required Debt Repayment: As of September 30, 2020, we have no debt outstanding on our Credit Facility. We are in compliance with all of the covenants and other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements generally are related to property reconfigurations and expenditures related to repositioning asset acquisitions. The following table sets forth our commercial capital expenditures paid for in the nine months ended September 30, 2020 and 2019, respectively, on an aggregate and per square foot basis:

	For the Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial Real Estate	(in thousands)		(per square foot)
Recurring capital expenditures
Capital improvements (1)	$6,413	$6,316	$0.23	$0.22
Tenant improvements	11,039	11,898	0.40	0.42
Lease commissions	5,225	6,027	0.19	0.21
Total commercial recurring capital expenditures (1)	22,677	24,241	0.82	0.85
Nonrecurring capital improvements	512	2,011	0.02	0.07
Total commercial capital expenditures	$23,189	$26,252	$0.84	$0.92

____________________________

(1)Excludes $20,000 of recurring capital improvements on our multifamily asset in 2019.

The following table summarizes the recurring capital expenditures paid and the related percentage of NOI for Same Park, Non-Same Park, multifamily and assets sold by region for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30,
				Recurring
	Recurring			Capital Expenditures
	Capital Expenditures			as a Percentage of NOI
	2020	2019	Change	2020	2019
Region
Same Park
Northern California	$4,696	$3,164	48.4%	7.5%	5.2%
Southern California	2,230	2,788	(20.0%)	7.5%	9.2%
Dallas	2,848	3,211	(11.3%)	17.8%	19.3%
Austin	1,251	2,470	(49.4%)	7.9%	16.9%
Northern Virginia	7,401	6,456	14.6%	20.8%	17.7%
South Florida	1,698	1,833	(7.4%)	7.3%	7.7%
Seattle	745	446	67.0%	7.0%	4.7%
Suburban Maryland	1,090	1,292	(15.6%)	11.2%	13.7%
Total Same Park	21,959	21,660	1.4%	10.8%	10.7%
Non-Same Park
Northern California	45	—	100.0%
Southern California	169	26	550.0%
Northern Virginia	488	1,743	(72.0%)
Total Non-Same Park	702	1,769	(60.3%)
Assets sold	16	812	(98.0%)
Total	$22,677	$24,241	(6.5%)

In the last five years, our annual recurring capital expenditures have ranged between 11.5% and 16.3% as a percentage of NOI, and we expected full year 2020 recurring capital expenditures to be within or near the low end of this range. While what we disclose herein with respect to capital expenditures represents our best estimates at this time, there can be no assurance that these amounts will not change substantially in the future for various reasons, including the potential impact of the COVID-19 pandemic on capital projects and leasing volume.

Redemption of Preferred Stock: Historically, we have reduced our cost of capital by refinancing higher coupon preferred securities with lower coupon preferred securities. Redemption of such preferred shares will depend upon many factors, including our cost of capital. None of our preferred securities are redeemable at the option of the holders. See Note 9 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the earliest redemption date of our outstanding preferred securities.

Acquisitions of real estate facilities: Subsequent to September 30, 2020, we acquired a multi-tenant industrial park comprised of approximately 246,000 rentable square feet in Alexandria, Virginia, for a total purchase price of $46.3 million. On January 10, 2020, we acquired a multi-tenant industrial park comprised of approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs. We continue to seek to acquire additional real estate facilities; however, there is significant competition to acquire existing facilities and there can be no assurance as to the volume of future acquisition activity.

Sale of real estate: On September 16, 2020, we sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net proceeds of $11.4 million and resulted in a gain of $7.7 million. On January 7, 2020, we sold an 113,000 square foot office building located at Metro Park North in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain of $19.6 million.

Development of real estate facilities: As noted above, as of September 30, 2020 we were in the process of developing an approximately 83,000 square feet small-bay industrial building at our Freeport Business Park in Irving, Texas. As of September 30, 2020, $6.1 million of the estimated $8.1 million total development costs had been incurred and was reflected under land and building held for development, net on our consolidated balance sheets. This construction project is scheduled to be completed in the fourth quarter of 2020.

In August 2020, we entered into the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex. We contributed the Brentford Parcel to the Brentford Joint Venture at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.4 million as of September 30, 2020.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of September 30, 2020, the development cost incurred was $5.5 million, inclusive of our $5.4 million cost basis in the Brentford Parcel, which is reflected in land and building held for development, net on our consolidated balance sheets. During the three months ended September 30, 2020, the Company also recorded non-capitalizable demolition costs of $0.3 million in interest and other expense on our consolidated statements of income.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the nine months ended September 30, 2020 or the year ended December 31, 2019. As of September 30, 2020, management has the authorization to repurchase an additional 1,614,721 shares.

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

We paid REIT qualifying distributions of $122.6 million ($36.1 million to preferred shareholders and $86.5 million to common shareholders) during the nine months ended September 30, 2020.

We estimate the annual distribution requirements with respect to our preferred shares outstanding at September 30, 2020 to be $48.2 million per year.

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

We also present Core FFO and Funds Available for Distribution (“FAD”) which are both also non-GAAP measures. Core FFO is defined by the Company as FFO excluding the net impact of (i) income allocated to preferred shareholders to the extent redemption value exceeds the related carrying value and (ii) other nonrecurring income or expense items as appropriate. FAD represents Core FFO adjusted to (i) deduct recurring capital improvements and capitalized tenant improvements and lease commissions and (ii) remove certain non-cash income or expense items such as amortization of deferred rent receivable and stock compensation expense.

FFO for the three and nine months ended September 30, 2020 was $1.55 per share and $4.85 per share, respectively, representing decreases of 9.2% and 5.5% from the same periods in 2019.

Core FFO was $1.61 and $4.91 per share for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2020, Core FFO excludes the impact of the (i) accelerated amortization of stock compensation expense of $1.7 million related to the retirement of our former President and CEO and (ii) non-capitalizable demolition costs of $0.3 million. For the three and nine months ended September 30, 2019, Core FFO was equal to FFO as the Company did not incur any preferred share redemption charges or any nonrecurring income or expenses in either period.

The following table reconciles net income allocable to common shareholders to FFO, Core FFO and FAD as well as net income per share to FFO per share and Core FFO per share (amounts in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Net income allocable to common shareholders	$30,580	$26,312	$97,717	$81,212
Adjustments
Gain on sale of real estate facilities	(7,652)	—	(27,273)	—
Depreciation and amortization expense	23,064	26,220	72,646	75,863
Net income allocated to noncontrolling interests	8,124	7,020	26,011	21,670
Net income allocated to restricted stock unit holders	149	219	543	699
FFO allocated to JV partner	(21)	(39)	(102)	(105)
FFO allocable to diluted common shares and units	54,244	59,732	169,542	179,339
Non-capitalizable demolition costs	335	—	335	—
Acceleration of stock compensation expense
due to President and CEO retirement	1,687	—	1,687	—
Core FFO allocable to diluted common shares and units	56,266	59,732	171,564	179,339
Adjustments
Recurring capital improvements	(1,625)	(2,728)	(6,413)	(6,336)
Tenant improvements	(3,338)	(3,331)	(11,039)	(11,898)
Capitalized lease commissions	(1,889)	(2,654)	(5,225)	(6,027)
Non-cash rental income (1)	(1,530)	(1,122)	(5,340)	(3,069)
Non-cash stock compensation expense (2)	831	2,102	2,704	3,991
Cash paid for taxes in lieu of shares upon vesting of
restricted stock units	(442)	(620)	(4,102)	(6,120)
FAD allocable to diluted common shares and units	$48,273	$51,379	$142,149	$149,880

Weighted average outstanding
Common shares	27,483	27,432	27,470	27,411
Common operating partnership units	7,305	7,305	7,305	7,305
Restricted stock units	49	113	65	126
Common share equivalents	82	111	90	101
Total common and dilutive shares	34,919	34,961	34,930	34,943

Reconciliation of Earnings per Share to FFO per Share
Net income per common share—diluted	$1.11	$0.96	$3.55	$2.95
Gain on sale of real estate facilities	(0.22)	—	(0.78)	—
Depreciation and amortization expense	0.66	0.75	2.08	2.18
FFO per share	1.55	1.71	4.85	5.13
Non-capitalizable demolition costs	0.01	—	0.01	—
Acceleration of stock compensation expense
due to President and CEO retirement	0.05	—	0.05	—
Core FFO per share	$1.61	$1.71	$4.91	$5.13

____________________________

(1)Non-cash rental income includes amortization of deferred rent receivable (net of write-offs), in-place lease intangible, tenant improvement reimbursement, and lease incentive intangible.

(2)Amounts shown are net of accelerated stock compensation expense related to the President and CEO retirement, which is also excluded from the computation of Core FFO.

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

Contractual Obligations: We paid $36.1 million in distributions to our preferred shareholders for the nine months ended September 30, 2020 and expect to continue to pay quarterly distributions of $12.0 million to our preferred shareholders for the foreseeable future or until such time as there is a change in the amount or composition of our series of preferred equity outstanding. Dividends on preferred equity are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of September 30, 2020 and their impact on our cash flow and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Transaction costs (1)	$11,233	$11,233	$—	$—	$—
Ground lease obligations (2)	1,819	50	596	397	776
Total	$13,052	$11,283	$596	$397	$776

____________________________

(1)Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.

(2)Represents future contractual payments on land under various operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding as of as of September 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2020, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not subject to any material legal proceedings other than ordinary routine litigation and administrative proceedings incidental to its business.

ITEM 1A. RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations. Except as described below, there have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2019.

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

Since being reported in December 2019, the COVID-19 pandemic has spread globally, including to every state in the United States, adversely affecting public health and economic activity. Our business is subject to risks from the COVID-19 pandemic, including, among others:

•risks associated with the COVID-19 pandemic, including but not limited to illness or death of our employees or customers, negative impacts to the economic environment and to our customers which could reduce the demand for commercial property space or reduce our ability to collect rent, or potential regulatory action to close certain of our facilities that were determined not to be an “essential business” or for other reasons, limit our ability to complete development and redevelopment projects;

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

We believe that the degree to which the COVID-19 pandemic adversely impacts our business, operating results, cash flows and/or financial condition will be driven primarily by the duration, spread and severity of the pandemic itself, as well as the duration of indirect economic impacts such as recession, dislocation in capital markets, and job loss, as well as potential longer term changes in consumer behavior, all of which are uncertain and difficult to predict. As a result, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Future public health crises could have similar impacts.

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

During the three months ended September 30, 2020, there were no shares of the Company’s common stock repurchased. As of September 30, 2020, 1,614,721 shares remain available for purchase under the program.

See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits Number		Description

Exhibit 3.2		Amended and Restated Bylaws. Filed with Registrant’s Form 8-K dated August 4, 2020 and incorporated herein by reference.

Exhibit 10.1	*†	Form of PS Business Parks, Inc. 2012 Equity and Performance-Based Incentive Compensation Plan Restricted Stock Unit Agreement (Restated). Filed herewith.

Exhibit 10.2	*†	Form of PS Business Parks, Inc. 2012 Equity and Performance-Based Incentive Compensation Plan Restricted Stock Unit Agreement (Future). Filed herewith.

Exhibit 10.3	*†	Form of PS Business Parks, Inc. 2012 Equity and Performance-Based Incentive Compensation Plan Non-Qualified Stock Option Agreement (Restated). Filed herewith.

Exhibit 10.4	*†	Form of PS Business Parks, Inc. 2012 Equity and Performance-Based Incentive Compensation Plan Non-Qualified Stock Option Agreement (Future). Filed herewith.

Exhibit 10.5	*†	Form of PS Business Parks, Inc. 2012 Equity and Performance-Based Incentive Compensation Plan Stock Unit Agreement. Filed herewith.

Exhibit 31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS		Inline XBRL Instance Document. Filed herewith.

Exhibit 101.SCH		Inline XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB		Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Denotes management contract or compensatory plan agreement or arrangement.

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2020

PS BUSINESS PARKS, INC.

BY:	/s/ Jeffrey D. Hedges
Jeffrey D. Hedges
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)