Form 10-K
period 2020-12-31
PS BUSINESS PARKS INC/CA
filed 2021-02-23
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,651,598,115 based on the closing price as reported on that date.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 19, 2021 (the latest practicable date): 27,488,684.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (i) the duration and severity of the coronavirus (“COVID-19”) pandemic and its impact on our business and our customers; (ii) changes in general economic and business conditions, including as a result of the economic fallout of the COVID-19 pandemic; (iii) potential regulatory actions to close our facilities or limit our ability to evict delinquent customers; (iv) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (v) tenant defaults; (vi) the effect of the recent credit and financial market conditions; (vii) our failure to maintain our status as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”); (viii) the economic health of our customers; (ix) increases in operating costs; (x) casualties to our properties not covered by insurance; (xi) the availability and cost of capital; (xii) increases in interest rates and its effect on our stock price; (xiii) security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships; and (xiv) other factors discussed under the heading Item 1A, “Risk Factors.” In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

The Company

PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. As of December 31, 2020, PSB owned and operated 27.7 million rentable square feet of commercial space, comprising 98 business parks and 675 buildings located in California, Texas, Virginia, Florida, Maryland, and Washington. PSB focuses on owning concentrated business parks, which provides us with the greatest flexibility to meet the needs of our customers. PSB also held a controlling interest in the following joint venture arrangements, both located in Tysons, Virginia: a 95.0% interest in Highgate at the Mile, a 395-unit multifamily apartment complex, and a 98.2% interest in Brentford at the Mile, a 411-unit multifamily apartment complex development. PSB manages 0.4 million rentable square feet on behalf of Public Storage (“PS”).

Substantially all of PSB’s assets are held, and its business is conducted, through PS Business Parks, L.P. (the “OP”), a California limited partnership. As of December 31, 2020, PSB owned 79.0% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by PS. PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PS also owns 7.2 million common shares and would own 41.6% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the OP and our consolidated joint ventures.

History of the Company: The Company was formed in 1990 as a California corporation. Through a series of transactions between January 1997 and March 1998, the Company was renamed “PS Business Parks, Inc.” and became a publicly held, fully integrated, self-advised and self-managed REIT having interests in commercial real estate held through our OP.

Principal Business Activities

We are a commercial property landlord, with 98 business parks consisting of multi-tenant industrial, flex and office space. The Company owns 18.4 million square feet of industrial space that is primarily configured as warehouse space with ample dock access. We own 6.2 million square feet of flex space, representing industrial buildings that are configured with a combination of warehouse and office space that can be designed to fit a wide variety of use types. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. In addition, the Company owns 3.1 million square feet of low-rise office space, generally either in business parks that combine office buildings with industrial and/or flex buildings or in submarkets where the market demand is more office focused.

We generally seek to own and operate multi-tenant buildings in multi-building business parks which accommodate various businesses and uses. Our business parks average 14 buildings and 0.8 million rentable square feet per park, located on parcels of various sizes, ranging from 1 to 49 buildings and 12,000 to 3.5 million square feet of rentable space. Parking at most of our parks is open but in some instances is covered. The ratio of parking spaces to rentable square feet generally ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses.

The customer base for our facilities is diverse. For certain operational performance metrics, we bifurcate our facilities into those with average unit sizes over 5,000 square feet and those with average unit sizes under 5,000 square feet given that the nature of the customer base and use types differ between the two, which can result in varying performance. Approximately 35.9% of in-place rents as of December 31, 2020 were derived from customers at properties with average unit sizes under 5,000 square feet. The remaining 64.1% of in-place rents came from customers at properties with average unit sizes over 5,000 square feet. The Company also has several customers that lease space in multiple buildings and locations. As of December 31, 2020, the U.S. Government is the largest customer with 21 separate leases encompassing approximately 657,000 square feet and 3.8% of the Company’s annualized rental income.

We operate in six states and we may expand our operations to other states or reduce the number of states in which we operate. Properties are acquired for both income and capital appreciation potential, and we place no limitation on the amount that can be invested in any specific property.

The Company owns approximately 14.0 acres and 6.4 acres of land in Dallas and Northern Virginia, respectively, which are reflected on our consolidated balance sheets as land and building held for development. The Company will seek to develop these parcels and possibly seek redevelopment of other assets in the future.

During 2020, we developed an 83,000 square foot shallow-bay industrial building at our Freeport Business Park in Irving, Texas, on 4.0 of the 14.0 acres located in the Dallas submarket. As of December 31, 2020, $7.8 million of the estimated $8.1 million total development costs had been incurred and was reflected under land and building held for development, net on our consolidated balance sheets. The remaining $0.3 million of development cost was incurred subsequent to December 31, 2020 and construction was completed in January 2021.

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

Recent Company Developments

Acquisition of Real Estate Facilities: On October 28, 2020, we acquired a multi-tenant industrial park comprising approximately 246,000 rentable square feet in Alexandria, Virginia, for a total purchase price of $46.6 million, inclusive of capitalized transaction costs. The park consists of three buildings and was 100.0% occupied at acquisition with suites ranging from 7,000 to 75,000 square feet.

On January 10, 2020, we acquired a multi-tenant industrial park comprising approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs. The park consists of five buildings and was 100.0% occupied at acquisition with suites ranging from 1,200 to 3,000 square feet.

Development of Multifamily Real Estate: In 2019, we successfully rezoned our 44.5 acre office and multifamily park, known as The Mile, located in Tysons, Virginia. The rezoning will allow us to develop, at our election, up to 3,000 additional multifamily units and approximately 500,000 square feet of other commercial uses. We leveraged the expertise of a well-regarded local developer and operator of multifamily real estate to develop our first multifamily development at The Mile, a 395-unit multifamily property known as Highgate at The Mile, which completed in 2017. In August 2020, the Company entered into a new joint venture agreement with the same well-regarded local developer for the purpose of developing our second multifamily property, Brentford at The Mile, a planned 411-unit multifamily apartment complex. Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. There could be several phases of the development at The Mile beyond that, but the scope, timing and construction of all future phases of development of The Mile are subject to a variety of uncertainties, including site plan approvals and building permits. See “Objectives and Strategies” below for further information regarding our development and redevelopment activities.

Sales of Real Estate Facilities: On September 16, 2020, the Company sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net proceeds of $11.4 million, which resulted in a gain on sale of $7.7 million.

On January 7, 2020, the Company completed the sale of a single-tenant building totaling 113,000 square feet in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million.

Tax and Corporate Structure

For all periods presented herein, we have elected REIT status under the Code. For each taxable year in which we qualify for taxation as a REIT, we generally will not be subject to U.S. federal corporate income tax on our “REIT taxable income” (generally, taxable income subject to specified adjustments, including a deduction for dividends paid and excluding our net capital gain) that is distributed to our shareholders. We believe we have met these requirements in all periods presented herein, and we expect to continue to qualify as a REIT.

PSB is structured as an umbrella partnership REIT (“UPREIT”), with substantially all of our activities conducted through the OP. We acquired interests in certain properties from PS during PSB’s initial formation in exchange for operating partnership units, which allowed PS to defer the recognition of a tax gain on the contributed properties.

We are the sole general partner of the OP, which has equity in the form of common partnership units and preferred partnership units. As of December 31, 2020, we owned 79.0% of the common partnership units of the OP and 100% of the preferred partnership units. The remainder of the common partnership units are owned by PS. The common units owned by PS may be redeemed, subject to certain limitations, for shares of our common stock on a one-for-one basis or, at our option, an equivalent value in cash.

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

Common Officers and Directors with PS

Ronald L. Havner, Jr., Chairman of the Company, is also the Chairman of the Board of Trustees of PS. Joseph D. Russell, Jr. is a director of the Company and also President and Chief Executive Officer of PS. Kristy M. Pipes, an independent director of the Company, is also a trustee of PS and Gary E. Pruitt, an independent director of the Company, was also a trustee of PS until he retired from the Board of Trustees of PS in January 2021. Other employees of PS render services to the Company pursuant to a cost sharing and administrative services agreement.

Services Provided to and by PS

We manage industrial, office, and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee revenue derived from the PS Management Agreement totaled $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. These amounts are included in “interest and other income” on our consolidated statements of income.

PS also provides property management services for the self-storage component of two assets owned by the Company. Management fee expenses under the contract were $0.1 million for each of the years ended December 31, 2020, 2019, and 2018. These amounts are included under “cost of operations” on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $1.2 million for each of the years ended December 31, 2020, 2019, and 2018 for costs paid on our behalf, while PS reimbursed us less than $0.1 million for costs we incurred on their behalf for each of the years ended December 31, 2020, 2019, and 2018.

Management

John W. Petersen, Interim President and Chief Executive Officer (“CEO”), and Chief Operating Officer of the Company, leads the Company’s senior management team. The Company’s senior management includes: Jeffrey D. Hedges, Executive Vice President and Chief Financial Officer; Trenton A. Groves, Senior Vice President and Chief Accounting Officer; Coby A. Holley, Vice President, Investments; Christopher M. Auth, Divisional Vice President (Washington Metro Division); Stuart H. Hutchison, Divisional Vice President (Southern California and Pacific Northwest Divisions); Richard E. Scott, Divisional Vice President (Northern California Division); David A. Vicars, Divisional Vice President (Texas Division); Rich Guertin, Divisional Vice President (Florida Division); and Eugene Uhlman, Vice President, Construction Management.

Competition

Our properties compete for tenants with similar properties located in our markets primarily on the basis of location, rental rate, services provided and the design and condition of improvements. Competition in the market areas we operate in is significant and has from time to time negatively impacted occupancy levels and rental rates of, and increased the operating expenses of, certain of our properties. The demand for space in our markets is impacted by general economic conditions, which can affect the local competition for tenants. Sublease space and unleased developments have from time to time created competition among operators in certain markets in which the Company operates. Refer to “Management Discussion and Analysis—Analysis of Net Income” for a discussion of trends in our occupancy levels, rental rates and operating expenses.

Objectives and Strategies

Our primary objective is to grow shareholder value in a risk appropriate and stable manner by maximizing net cash flow generated by our existing properties, as well as prudently seeking opportunities for growth through acquisitions and development with attractive risk-adjusted returns on invested capital.

We seek to maximize net cash flow of our existing properties by optimizing occupancy levels and rental rates, while minimizing capital expenditures and leasehold improvements. Below are the primary elements of our strategy:

Concentration in favorable markets: We believe that our properties generally are located in markets that have favorable characteristics such as above average population, job, and income growth, as well as high education levels. In addition, we believe our business parks are generally in markets with higher than average barriers to entry that are close to critical infrastructure, middle to high income housing or universities and have easy access to major transportation arteries. We believe that these characteristics contribute to property operating cash flow stability and growth.

Standard build outs and finishes: We generally seek to configure our rentable space with standard buildouts and finishes that meet the needs of a wide variety of tenants, minimizing the need for specialized and costly tenant improvements and enabling space to be “move-in ready” quickly upon vacancy. We believe this makes our space more attractive to potential tenants, allows tenants to move in quickly and seamlessly, and reduces the cost of capital improvements, relative to real estate operators that offer specialized finishes or build outs. Also, such flexibility facilitates our ability to offer diverse sizes and configurations to meet potential customer’s needs, as well as to change space sizes for existing customers when their needs change.

Large, Diverse Parks: Our business parks are generally concentrated in large complexes of diverse buildings, with a variety of available space sizes and configurations that we can offer to tenants. We believe that this allows us to attract a greater number of potential tenants to our parks and minimizes the loss of existing customers when their space requirements change.

Smaller tenants and diverse tenant base with shorter-term leases: By concentrating on smaller spaces, we seek to reach a large number of smaller tenants in the market. We believe this focus gives us a competitive edge as most institutional owners focus primarily on large users. Small users perceive more incremental value from the level of customer service that we offer. We also believe having smaller tenants improves our diversity of tenants across industries, which improves the stability of our cash flows. In addition, our lease term tends to be short, generally an average of three and a half years, which we believe allows us to more quickly capture increases in market rents in our high-growth markets. At December 31, 2020, our average suite size was approximately 5,000 rentable square feet and we had only four customers – the U.S. Government, Amazon Inc., KZ Kitchen Cabinet & Stone, and Luminex Corporation – representing more than 1% of our annualized rental income.

Decentralized operating strategy: Our local management teams are empowered, within a prescribed decision and metrics framework, to make many leasing and capital decisions in a manner which we believe maximizes the return on investment on lease transactions. We believe this decentralized approach allows us to be more nimble and efficient in our decision making, and more effectively price and market our space, relative to a more centralized approach.

Superior Service to Customers: We seek to provide a superior level of service to our customers in order to maintain occupancy and increase rental rates, as well as minimize customer turnover. The Company’s property management offices are located on-site, helping the Company maintain its properties and providing customers with convenient access to management, while conveying a sense of quality, order and security. We believe that our personnel are among the most experienced and effective real estate professionals in our markets. The Company has significant experience in acquiring properties managed by others and thereafter improving customer satisfaction, occupancy levels, retention rates and rental income by implementing established customer service programs.

In addition, we seek to expand through acquisitions or development activities that generate attractive returns on invested capital, as follows:

Acquire facilities in targeted markets at prudent price levels: We have a disciplined capital allocation approach, seeking to purchase properties at prices that are not in excess of the cost to develop similar facilities (i.e. replacement cost), which we believe reduces our risk and maximizes long term returns. We seek generally to acquire in our existing markets, which we believe have favorable growth characteristics. We also believe acquiring in our existing markets leverages our operating efficiencies. We would consider expanding to additional markets with similar favorable characteristics of our existing markets, if we could acquire sufficient scale.

Redevelop existing real estate facilities: Certain of our existing business parks were developed in or near areas that have been undergoing gentrification with an influx of residential development, and, as a result, certain buildings in our business parks may have higher and better uses. We will seek to identify potential candidates for redevelopment within our portfolio, and where appropriate will leverage the expertise and scale of existing operators and developers should we pursue redevelopment of any of our properties. For example, at The Mile in Tysons, Virginia, we demolished an existing building and developed Highgate at The Mile, a 395-unit apartment building, with a joint venture partner. In 2019, we successfully rezoned the remainder of The Mile, allowing us to pursue the development of additional multifamily and mixed use projects. In 2020, we demolished a vacant office building and began developing our second multifamily property, Brentford at The Mile, a planned 411-unit multifamily apartment complex with the same joint venture partner. There can be no assurance as to the level of additional redevelopment opportunities throughout our portfolio in the future.

Financing Strategy

Overview of financing strategy and sources of capital: As a REIT, we generally distribute all of our “REIT taxable income” to our shareholders each year, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investment purposes. As a result, in order to expand our asset base, access to capital is important.

Our financial profile is characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows. Our credit profile and ratings enable us to effectively access both the public and private capital markets to raise capital. We will seek to maintain our current credit profile and ratings.

Sources of capital available to us include retained cash flow, the issuance of preferred and common equity, the issuance of medium and long-term debt, joint venture financing, the sale of existing properties, and borrowing off our revolving line of credit.

Historically, we have financed our cash investment activities primarily with retained operating cash flow and the issuance of preferred equity.

We select from the sources of capital available to us based upon relative cost, availability, desired leverage levels, nature of the investment opportunities for which the capital will be used, as well as other factors such as the impact of covenants in the case of debt.

Retained Operating Cash Flow: Although we are required to distribute to our shareholders at least 90% of our “REIT taxable income” each year, we have nonetheless been able to retain operating cash flow to the extent that our tax depreciation exceeds our capital expenditures. In recent years, we have retained between $40 to $60 million in operating cash flow per year.

Preferred Equity: We view preferred equity as an important source of capital over the long term. We have historically favored preferred equity as a source of capital due to the low interest rate and refinancing risk as the dividend rate is fixed for life and it never matures. In addition, the consequences of defaulting on required preferred distributions are less severe than with debt. However, rates and market conditions for the issuance of preferred securities can be volatile or inefficient from time to time. As of December 31, 2020, we have $944.8 million in preferred securities outstanding with an average coupon rate of 5.10%.

Medium or long-term debt: In addition to borrowing from our revolving line of credit, we may seek to issue term debt in the future in an effort to diversify our sources of capital. We may consider issuance in the public bond market or private placement of senior unsecured debt depending on the nature and timing of the associated use of capital.

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

Credit Facility: We have a $250.0 million unsecured revolving line of credit (the “Credit Facility”), which we use from time to time as temporary financing, along with short-term bank loans when necessary, until we are able to replace it with longer-term capital. As of December 31, 2020, there was no balance outstanding on our Credit Facility and we had no short-term bank loans.

Investments in Real Estate Facilities

As of December 31, 2020, the Company owned and operated 27.7 million rentable square feet comprising 98 business parks in six states compared to 27.6 million rentable square feet comprising 97 business parks in six states as of December 31, 2019. The Company also held a 95.0% interest in a 395-unit multifamily apartment complex as of both December 31, 2020 and 2019, and a 98.2% interest in a 411-unit multifamily apartment complex development as of December 31, 2020.

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

Compliance with Government Regulations

We are subject to various laws, ordinances and regulations, including various federal, state and local regulations that apply generally to the ownership of real property and the operation of such properties. These include various laws and government regulations concerning environmental matters, labor matters and employee safety and health matters. Further, all of our properties must comply with the Americans with Disabilities Act and with related regulations, which generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, zoning requirements and other land use regulations. We are not aware of any government regulations that have resulted or that we expect will result in compliance costs that had or will have a material effect on our capital expenditures, earnings or competitive position. See “We must comply with the Americans with Disabilities Act, fire and safety regulations and zoning requirements, which can require significant expenditures” in Item 1A. “Risk Factors” for further information regarding our risks related to government regulations. In addition, during the COVID-19 pandemic, our properties and our customers have been subject to public-health regulations that have impacted our operations and our business. See “We are subject to risks from the COVID-19 pandemic and we may in the future be subject to risks from other public health crises.” in Item 1A. “Risk Factors” for further information regarding these regulations. We are also subject to the California Privacy Rights Act (“CPRA”), which amends and expands the California Consumer Privacy Act (“CCPA”). The CPRA, which goes into effect on January 1, 2023, provides new rights and amends existing rights found in the CCPA and also creates a new privacy enforcement authority, the California Privacy Protection Agency (“CalPPA”). The CPRA grants the Attorney General and the CalPPA the authority to issue regulations on a wide range of topics. We are not aware of any current privacy requirements that have resulted or that we expect will result in compliance costs that had or will have a material effect on our business practices that could increase costs or reduce revenues. Other states have also considered or are considering privacy laws similar to those passed in California. Similar laws may be implemented in other jurisdictions that we do business in and in ways that may be more restrictive than those in California. See “We are subject to laws and governmental regulations and actions that affect our operating results and financial condition.” in Item 1A. “Risk Factors” for further information regarding our risks related to this regulation.

We are committed to a long-term environmental stewardship program that reduces emissions of hazardous materials into the environment and the remediation of identified existing environmental concerns, including environmentally-friendly capital initiatives and building and operating properties with a high structural resilience and low obsolescence. We accrue environmental assessments and estimated remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities, which individually or in the aggregate would be material to our overall business, financial condition, or results of operations. Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of material into the environment, has not had any material effect upon the capital expenditures, earnings or competitive position of the Company. See “We may incur significant environmental remediation costs” in Item 1A. “Risk Factors” for further information regarding our risks related to government regulations.

Human Capital Management

The Company’s human capital management objectives are to attract, retain, and develop the highest quality talent. To support these objectives, the Company develops its employees to prepare them for critical roles and leadership positions for the future and fosters a team-oriented culture aimed at making the workplace more engaging and inclusive. The Company works to acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce that is empowered to make thoughtful decisions, eager to collaborate, and motivated to provide a high level of service to our customers. The Company employed 155 people as of December 31, 2020, comprised primarily of personnel engaged in property operations. Our Nominating/Corporate Governance Committee oversees our sustainability efforts, including our environmental, social, and governance initiatives.

Diversity and Inclusion: At PSB, we strive to create a diverse and inclusive environment where all employees feel valued, included, and excited to be part of our team. For example, we strive to include a subset of diverse candidates as we seek to fill open positions. With team members from all different races, backgrounds, and life experiences, we celebrate inclusion and value the diversity each person brings to PSB. Our employee population is approximately 50% female, with 30% in a supervisory role, and approximately 43% have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races, with 24% in a supervisory role. Our workforce also has generational diversity: 54% millennials (aged 24-42), 25% generation X (aged 43-54), and 21% baby boomers (aged 55-73).

Compensation Policies: PSB believes in aligning employee compensation with our short- and long-term performance goals and to provide compensation and incentives needed to attract, motivate, and retain employees who are crucial to our success. We tailor our compensation programs to each employee group to ensure competitiveness in the market and to drive employee engagement. The Company provides the opportunity for employees to own a part of the Company through equity grants for senior members of our team, with nearly 65% of our exempt employees having received equity grants in the form of restricted stock units or stock option awards.

Health and Wellness: PSB is committed to its employees’ overall health and well-being. We want to help them feel happy, healthy, socially connected, and purposeful. Our goal is to provide tools and resources to help empower our employees to explore what they need and to evaluate for themselves what makes sense in achieving a healthy and balanced lifestyle. We partner with our health care provider to promote health and wellness programs to incentivize our employees to maintain an active and healthy lifestyle.

We provide benefits to all of our employees and dependents, including medical, dental, vision, flexible and health savings accounts, and income protection plans. We also offer a 401(k) plan with matching employer contributions to help our employees prepare for retirement.

Supporting Our Employees During the COVID-19 Pandemic: The COVID-19 pandemic brought varying challenges to each of our team members. We took a multipronged approach in providing resources, tools and added protocols that focused on the safety of employees and their families while still allowing us to support the customers we serve during these unprecedented times. For example, our field operations and business park protocols were quickly modified to ensure a safe workspace. Additionally, we had a swift transition to work-from-home for our entire workforce, where applicable, by utilizing various existing technology platforms and implementing new technologies necessary to accommodate the situation. We provided additional incentive pay for certain personnel. Additionally, we provided an employee assistance program, which offers employees mental health, financial, and legal support to assist them in their well-being during these unique times.

Training, Development, and Recognition: We hire and develop outstanding team members to lease and manage all of our properties and deliver market-leading service to our customers. Our decentralized, vertically integrated platform gives us the flexibility to meet the needs of our customers, react quickly to local market dynamics, and contain operating expenses and capital expenditures, and allows us to keep all property management and leasing activity in-house, maximize cost efficiencies, and speed up decision making.

We offer training programs for new team members and ongoing training and development programs for our entire workforce. We are able to accomplish this, in part, by utilizing an online platform that provides a central repository for accessing training courses and reference materials. We also reinforce our Company culture by celebrating major accomplishments, stand-out performances, and individual milestones through various recurring recognition programs and events throughout the year, and offer incentive programs designed to recognize and reward outstanding achievements. We work towards development of our employees and creating opportunities for them to advance. For example, where and when possible, we seek to fill open positions with internal candidates.

Communication and Engagement: Given our decentralized platform, it is important for us to ensure that team members feel they are informed and included. We communicate through various channels such as recurring meetings, frequent email communications and updates from management, Company intranet postings, and engagement surveys. Employee engagement is instrumental in understanding and evaluating the effectiveness of our strategies. We actively solicit input from our employees on how the Company can better achieve its goals, including through employee surveys that give us feedback and help us measure commitment, motivation and engagement.

Community and Social Impact: We encourage employees to give back to our communities by providing two “volunteer” days to all employees annually which can be used by participating in group volunteer events or individually. We also offer a charitable gift matching program, providing a donation match up to the preset limit per employee annually to qualifying 501(c)(3) organizations.

ITEM 1A. RISK FACTORS

In addition to the other information in our Annual Report on Form 10-K, you should consider the risks described below that we believe may be material to investors in evaluating the Company. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in Item 1, “Business.”

Risks Related to Our Business

We have significant exposure to real estate risk.

Since our business consists primarily of acquiring, developing, and operating real estate, we are subject to risks related to the ownership and operation of real estate that can adversely impact our business and financial condition. Certain significant costs, such as mortgage payments, real estate taxes, insurance and maintenance, generally are not reduced even when a property’s rental income is reduced. In addition, environmental and tax laws, interest rate levels, the availability of financing and other factors may affect real estate values and property income. Furthermore, the supply of commercial space fluctuates with market conditions.

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

•the result of a future California statewide ballot initiative (or similar legislative or regulatory actions) that could remove the property tax protections of Proposition 13 with respect to our California real estate and result in substantial increases in our California property tax bills;

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

We may encounter significant delays and expense in re-letting vacant space, or we may not be able to re-let space at existing rates, in each case resulting in losses of income: When leases expire, we may incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide customers with the right to terminate early if they pay a fee. As of December 31, 2020, 2,133 leases, representing 5.7 million, or 22.1%, of the leased square footage of our total portfolio, or 21.8% of annualized rental income, are scheduled to expire in 2021. While we have estimated our cost of renewing leases that expire in 2021, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, our operating results, cash available for distribution or reinvestment and stock price could be negatively impacted.

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

Consequences of climate change, including severe weather events, and the steps taken to prevent climate change, could result in increased capital expenditures, increased expenses, and reduced revenues: Direct and indirect impacts of climate change, such as increased destructive weather events, fires, reduced lifespans and population reduction, reduced natural habitats, water, food, arable land, and other resources, as well as resulting armed conflicts, could increase our costs. Governmental, political, and societal pressure could (i) require costly changes to future newly developed facilities, or require retrofitting of our existing facilities, to reduce carbon emissions through multiple avenues including changes to insulation, space configuration, lighting, heating, and air conditioning, and (ii) increase energy costs as a result of switching to less carbon-intensive, but more expensive, sources of energy to operate our facilities.

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

Operating costs, including property taxes, could increase: We could be subject to increases in insurance premiums, property or other taxes, repair and maintenance costs, payroll, utility costs, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases, weather, changes to governmental safety and real estate use limitations, as well as other governmental actions. Our property tax expense, which totaled $47.7 million during the year ended December 31, 2020, generally depends upon the assessed value of our real estate facilities as determined by assessors and government agencies, and accordingly could be subject to substantial increases if such agencies changed their valuation approaches or opinions or if new laws are enacted, especially if new approaches are adopted or laws are enacted that result in increased property tax assessments in states or municipalities where we have a high concentration of facilities.

We have exposure to increased property tax in California: Approximately $128.3 million of our 2020 net operating income is from our properties in California, and we incurred approximately $17.0 million in related property tax expense. Due to the impact of Proposition 13, which generally limits increases in assessed values to 2% per year, the assessed value and resulting property tax we pay is significantly less than it would be if the properties were assessed at current values. From time to time proposals have been made to reduce the beneficial impact of Proposition 13, particularly with respect to commercial and industrial (non-residential) real estate. An initiative was on California’s November 2020 statewide ballot (“Prop 15”) that would have resulted in the reassessment of our California properties and would substantially increase our property tax expense likely starting in 2023. Prop 15 did not pass; however, there can be no assurance that a similar initiative will not be proposed and passed in the future. If a similar initiative or a similar proposal were to be adopted, it would end the beneficial effect of Proposition 13 for our properties, and our property tax expense could increase substantially, adversely affecting our cash flow from operations and net income.

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

Our development of real estate can subject us to certain risks: We are engaged in significant real estate development. For example, as of December 31, 2020, we have a 98.2% interest in a 411-unit multifamily apartment complex development and in 2019 we successfully rezoned the remainder of The Mile and are able to pursue the development of additional multifamily and mixed use projects. We are also considering the potential redevelopment of other facilities in our portfolio. Development or redevelopment of facilities are subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, failures of our development partners, financing risks, and the possible inability to meet expected occupancy and rent levels. In addition, we do not have experience in multifamily development and are relying to some degree on the experience of our joint venture partner. As a result of these risks, our development projects may be worth less or may generate less revenue than we believed at the time of development. Any of the foregoing risks could negatively impact our operating results, cash flow available for distribution or reinvestment and our stock price. In addition, we may be unable to successfully integrate and effectively manage the properties we develop, which could adversely affect our results of operations.

We are subject to risks from the COVID-19 pandemic and we may in the future be subject to risks from other public health crises.

Beginning in 2020, the COVID-19 pandemic has spread globally, including to every state in the United States, adversely affecting public health and economic activity. Our business is subject to risks from the COVID-19 pandemic, including, among others:

•illness or death of our employees or customers, negative impacts to the economic environment and to our customers which could reduce the demand for commercial property space or reduce our ability to collect rent, or potential regulatory action to close certain of our facilities that were determined not to be an “essential business” or for other reasons, limit our ability to complete development and redevelopment projects;

•risk that government restrictions due to the COVID-19 pandemic ease, such as social distancing requirements, will continue or will be reinstituted in case of future waves of infection or if additional pandemics occur;

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

We believe that the degree to which the COVID-19 pandemic adversely impacts our business, operating results, cash flows and/or financial condition will be driven primarily by the duration, spread and severity of the pandemic itself, the speed and effectiveness of vaccine and treatment developments and distribution, as well as the duration of indirect economic impacts such as recession, dislocation in capital markets, and job loss, as well as potential longer term changes in consumer behavior, all of which are uncertain and difficult to predict. As a result, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Future pandemics or public health crises could have similar impacts.

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

On November 3, 2020, Californians passed a ballot measure that creates the CPRA. The CPRA amends and expands the CCPA, which went into effect on January 1, 2020. The CPRA, which goes into effect on January 1, 2023, provides new rights and amends existing rights found in the CCPA. It also creates a new privacy enforcement authority, the CalPPA. The CPRA grants the Attorney General and the CalPPA the authority to issue regulations on a wide range of topics. It therefore remains unclear what, if any, modifications will be made to the CPRA or how it will be interpreted. While we believe we have developed processes to comply with current privacy requirements, a regulatory agency may not agree with certain of our implementation decisions, which could subject us to litigation, regulatory actions or changes to our business practices that could increase costs or reduce revenues. Other states have also considered or are considering privacy laws similar to those passed in California. Similar laws may be implemented in other jurisdictions that we do business in and in ways that may be more restrictive than those in California, increasing the cost of compliance, as well as the risk of noncompliance, on our business.

Ineffective succession planning for our CEO and executive management, as well as for our other key employees, may impact the execution of the Company’s strategic plan.

We may not effectively or appropriately identify ready-now succession candidates for CEO and executive management team, which may negatively impact the Company’s ability to meet key strategic goals. Failure to implement a succession plan for other key employees may leave the Company vulnerable to retirements and turnover.

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

In the ordinary course of our business we acquire and store sensitive data, including personally identifiable information of our prospective and current customers and our employees. The secure processing and maintenance of this information is critical to our operations and business strategy. Although we believe we have taken commercially reasonable steps to protect the security of our confidential information, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. Despite our security measures, we have experienced security breaches due to cyberattacks and additional breaches could occur in the future. In these cases, our information technology and infrastructure could be vulnerable and our or our customers’ or employees’ confidential information could be compromised or misappropriated. Any such breach could result in serious and harmful consequences for us or our customers.

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

Risks Related to Our Ownership, Organization and Structure

We would incur adverse tax consequences if we failed to qualify as a REIT and we would have to pay substantial U.S. federal corporate income taxes.

REITs are subject to a range of complex organizational and operational requirements. A qualifying REIT does not generally incur U.S. federal corporate income tax on its “REIT taxable income” (generally, taxable income subject to specified adjustments, including a deduction for dividends paid and excluding net capital gain) that it distributes to its shareholders. We believe we have qualified as a REIT and we intend to continue to maintain our REIT status.

However, there can be no assurance that we qualify or will continue to qualify as a REIT, because of the highly technical nature of the REIT rules, the ongoing importance of factual determinations, the possibility of unidentified issues in prior periods, or changes in our circumstances, as well as share ownership limits in our articles of incorporation that do not necessarily ensure that our shareholder base is sufficiently diverse for us to qualify as a REIT. For any year we fail to qualify as a REIT, unless certain relief provisions apply (the granting of such relief could nonetheless result in significant excise or penalty taxes), we would not be allowed a deduction for dividends paid, we would be subject to U.S. federal corporate income tax on our taxable income, and generally we would not be allowed to elect REIT status until the fifth year after such a disqualification. Any taxes, interest, and penalties incurred would reduce our cash available for distributions to shareholders and could negatively affect our stock price. However, for years in which we failed to qualify as a REIT, we would not be subject to REIT rules that require us to distribute substantially all of our taxable income to our shareholders.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes, including payroll taxes, taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, a 100% excise tax on any transactions with a Taxable REIT Subsidary (“TRS”) that are not conducted on an arm’s-length basis, and state or local income, franchise, property and transfer taxes. Moreover, if we have net income from the sale of properties that are “dealer” properties (a “prohibited transaction” under the Code), that income will be subject to a 100% penalty tax. In addition, our TRSs will be subject to U.S. federal, state and local corporate income taxes on their net taxable income, if any. Any of these taxes would reduce our cash available for distributions to shareholders and could negatively affect our stock price.

We may need to borrow funds to meet our REIT distribution requirements.

As a REIT, we are required to distribute at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to our shareholders each year. Our income consists primarily of our share of our OP’s income. We intend to make sufficient distributions to qualify as a REIT and otherwise avoid corporate tax. However, differences in timing between income and expenses and the need to make nondeductible expenditures such as capital improvements and principal payments on debt could force us to borrow funds to make necessary shareholder distributions. Future dividend levels are not determinable at this time.

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

PS has significant influence over us.

As of December 31, 2020, PS owned 7.2 million shares of the Company’s common stock and 7.3 million common units of the OP (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.6% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at December 31, 2020. In addition, the PS Business Parks name and logo are owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice. Ronald L. Havner, Jr., the Company’s chairman, is also Chairman of Trustees of PS. Joseph D. Russell, Jr. is a director and former Chief Executive Officer of the Company and also President and Chief Executive Officer of PS. Kristy M. Pipes, an independent director of the Company, is also a trustee of PS and Gary E. Pruitt, an independent director of the Company, was also a trustee of PS until he retired from the Board of Trustees of PS in January 2021. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the OP. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over or acquire our Company without PS’s approval, even if favorable to our public shareholders.

Provisions in our organizational documents may prevent changes in control.

In certain circumstances, shareholders might desire a change of control or acquisition of us in order to realize a premium over the then-prevailing market price of our shares or for other reasons. However, current provisions of our articles of incorporation and the powers of our Board could prevent, deter, or delay such a transaction, including (1) restrictions on the acquisition of our shares, (2) the power to issue additional common stock, preferred stock or equity stock on terms approved by the Board without obtaining shareholder approval and (3) the advance notice provisions of our bylaws.

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

As a REIT, we are required to distribute at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to our shareholders each year. Because of this distribution requirement, we may not be able to fund future capital needs, including any necessary building and tenant improvements, from operating cash flow. Consequently, we may need to rely on third-party sources of capital to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our current and expected future earnings, our cash flow, and the market price per share of our common stock. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy any debt service obligations, or make cash distributions to shareholders.

Risks Related to Our Preferred Stock

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

Holders of our preferred shares have preference rights over our common shareholders with respect to liquidation and distributions, which give them some assurance of continued payment of their stated dividend rate, and receipt of their principal upon liquidation of the Company or redemption of their securities. However, holders of our preferred shares should consider the following risks:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2020, we owned 98 business parks and 675 buildings in a geographically diverse portfolio of 27.7 million rentable square feet of commercial real estate which consists of 18.4 million square feet of industrial space, 6.2 million square feet of flex space, and 3.1 million square feet of office space. The weighted average occupancy rate for these assets throughout 2020 was 91.9% and the realized rent per square foot was $16.03.

The following table reflects the geographical diversification of the 98 business parks owned by the Company as of December 31, 2020, the type of rentable square footage and the weighted average occupancy rates throughout 2020 (except as set forth below, all of the properties are held fee simple) (in thousands, except number of business parks):

						Weighted
	Number of					Average
	Business	Rentable Square Footage				Occupancy
Region	Parks	Industrial	Flex	Office	Total	Rate
Northern California	30	6,391	593	340	7,324	91.3%
Southern California	17	2,989	953	31	3,973	91.6%
Dallas (1)	12	1,300	1,587	—	2,887	88.0%
Austin	9	755	1,208	—	1,963	94.9%
Northern Virginia	20	1,810	1,440	1,970	5,220	92.3%
South Florida	3	3,728	126	12	3,866	93.5%
Seattle	3	1,052	270	28	1,350	95.6%
Suburban Maryland	4	394	—	751	1,145	89.5%
Total	98	18,419	6,177	3,132	27,728	91.9%

____________________________

(1)The Company owns two properties comprising 231,000 square feet that are subject to ground leases in Irving, Texas. These leases expire in 2029 and 2030.

Along with the 27.7 million rentable square feet of commercial space, we also have a 95.0% interest in a 395-unit multifamily apartment complex and a 98.2% interest in a 411-unit multifamily apartment complex development.

We currently anticipate that each of our properties will continue to be used for its current purpose. However, we will from time to time evaluate our properties from a highest and best use perspective, and may identify higher and better uses for our real estate. We renovate our properties in connection with the re-leasing of space to customers and expect to fund the costs of such renovations generally from rental income.

Competition exists in each of the market areas in which our properties are located, and we have risks that customers could default on leases and declare bankruptcy. We believe these risks are mitigated in part through the Company’s geographic diversity and our diverse customer base.

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for portfolio information with respect to lease expirations and operating results in 2020, 2019, and 2018 by region and by type of rentable space.

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

Holders:

As of February 19, 2021, there were 260 holders of record of the common stock.

Dividends:

Holders of common stock are entitled to receive distributions when and if declared by our Board out of any funds legally available for that purpose. As a REIT, we do not incur U.S. federal corporate income tax on our “REIT taxable income” that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational requirements. We believe we have met these REIT requirements in all periods presented herein, and we expect to continue to elect and qualify as a REIT.

The Board has established a distribution policy intended to maximize the retention of operating cash flow and distribute the amount required for the Company to maintain its tax status as a REIT.

Issuer Repurchases of Equity Securities:

The Board has authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended December 31, 2020, there were no shares of the Company’s common stock repurchased. As of December 31, 2020, the Company has 1,614,721 shares available for repurchase under the program. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans:

Information related to the Company’s equity compensation plan is provided in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

Income Tax Expense: We have elected to be treated as a REIT, as defined in the Code. As a REIT, we do not incur U.S. federal corporate income tax on our “REIT taxable income” that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational requirements. We believe we have met these REIT requirements for all periods presented herein. Accordingly, we have recorded no U.S. federal corporate income tax expense related to our “REIT taxable income.”

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

Accounting for Customer Receivable Balances, including Deferred Rent Receivable Balances: Customer receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from customers. Deferred rent receivables represent the amount that the cumulative straight-line rental income recorded as of a reporting date exceeds cash rents billed through that same date under the lease agreement, inclusive of rent deferrals and abatements granted to our customers in response to the COVID-19 pandemic. The Company writes off uncollectible customer receivable balances, including deferred rent receivable balances, in the period such receivable balances are deemed uncollectible. Significant bad debt losses could materially impact our net income.

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

Business Overview

The Company is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. As of December 31, 2020, the Company owned and operated 27.7 million rentable square feet of commercial space in six states consists of 98 parks and 675 buildings located in markets that have experienced long-term economic growth with a particular concentration on small- and medium-size customers. Accordingly, a significant degree of management attention is paid to maximizing the cash flow from our existing real estate portfolio. The Company also held a 95.0% interest in a joint venture entity which owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia, and a 98.2% interest in a joint venture formed to develop Brentford at The Mile, a planned 411-unit multifamily apartment complex also located in Tysons, Virginia. Our strong and conservative capital structure allows us the flexibility to use debt and equity capital prudently to fund our growth, which allows us to acquire properties we believe will create long-term value. From time to time we sell properties which no longer fit the Company’s strategic objectives.

Existing Real Estate Facilities: The operating results of our existing real estate facilities are substantially influenced by demand for rental space within our properties and our markets, which impacts occupancy, rental rates and capital expenditure requirements. We strive to maintain high occupancy levels while increasing rental rates and minimizing capital expenditures when market conditions allow, although the Company may decrease rental rates in markets where conditions require. Management’s initiatives and strategies with respect to our existing real estate facilities, which include incentivizing our personnel to maximize the return on investment for each lease transaction and provide a superior level of service to our customers.

Acquisitions of Real Estate Facilities: We seek to grow our portfolio through acquisitions of facilities generally consistent with the Company’s focus on owning concentrated business parks with easy to configure space and in markets and product types with favorable long-term return potential.

On October 28, 2020, we acquired a multi-tenant industrial park comprising approximately 246,000 rentable square feet in Alexandria, Virginia, for a total purchase price of $46.6 million, inclusive of capitalized transaction costs. The park consists of three buildings and was 100.0% occupied at acquisition with suites ranging from 7,000 to 75,000 square feet.

On January 10, 2020, we acquired a multi-tenant industrial park comprising approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs. The park consists of five buildings and was 100.0% occupied at acquisition with suites ranging from 1,200 to 3,000 square feet.

On December 20, 2019, we acquired a multi-tenant flex park comprising approximately 79,000 rentable square feet in Santa Clara, California, for a total purchase price of $16.8 million, inclusive of capitalized transaction costs. The park consists of nine buildings and was 95.6% occupied at acquisition with suites ranging from 200 to 3,500 square feet.

On September 5, 2019, we acquired a multi-tenant industrial park comprising approximately 543,000 rentable square feet in Santa Fe Springs, California, for a total purchase price of $104.3 million, inclusive of capitalized transaction costs. The park consists of ten buildings and was 100.0% occupied at acquisition with suites ranging from 5,000 to 288,000 square feet.

On April 18, 2019, we acquired a multi-tenant industrial park comprising approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million, inclusive of capitalized transaction costs. The park consists of eight buildings and was 98.4% occupied at acquisition with suites ranging from 1,200 to 8,000 square feet.

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

Development or Redevelopment of Real Estate Facilities: In certain instances, we may seek to redevelop our existing real estate or develop new buildings on excess land parcels. During 2020, we developed an 83,000 square foot shallow-bay industrial building on an excess land parcel at our Freeport Business Park in Irving, Texas. As of December 31, 2020, $7.8 million of the estimated $8.1 million total development costs had been incurred and was reflected under land and building held for development, net on our consolidated balance sheets. The remaining $0.3 million was incurred subsequent to December 31, 2020 and construction was completed in January 2021.

The Mile is an office and multifamily park we own which sits on 44.5 contiguous acres of land located in Tysons, Virginia. The park consists of 628,000 square feet of office space and a 395-unit multifamily apartment community, Highgate at The Mile, which we completed in 2017 through a joint venture with an unrelated real estate development company (the “JV Partner”). In 2019, we successfully rezoned The Mile allowing us to develop, at our election, up to 3,000 additional multifamily units and approximately 500,000 square feet of other commercial uses.

In August 2020, the Company entered into a new joint agreement with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex (the “Brentford Joint Venture”). Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed a parcel of land to the Brentford Joint Venture (the “Brentford Parcel”) at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.5 million as of December 31, 2020.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of December 31, 2020, the development cost incurred was $9.6 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.5 million cost basis in the Brentford Parcel. During the year ended December 31, 2020, the Company also recorded non-capitalizable demolition costs of $0.3 million in interest and other expense on our consolidated statements of income.

While multifamily real estate was not previously a core asset class for us, we determined that multifamily real estate represented a unique opportunity and the highest and best use of the Brentford Parcel. Through joint ventures we have partnered with a local developer and operator of multifamily properties in order to leverage their development and operational expertise. The scope and timing of the future phases of development of The Mile are subject to a variety of uncertainties, including site plan approvals and building permits.

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

On September 16, 2020, the Company sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net proceeds of $11.4 million, which resulted in a gain on sale of $7.7 million. These properties were classified as held for sale, net, in the consolidated balance sheet as of December 31, 2019.

On January 7, 2020, the Company completed the sale of a single-tenant building totaling 113,000 square feet in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million. This property was classified as held for sale as of December 31, 2019.

On October 8, 2019, we sold three business parks located in Montgomery County, Maryland: Metro Park North, Meadow Business Park and WesTech Business Park. The parks, consisting of 28 buildings totaling approximately 1.3 million rentable square feet sold for net sale proceeds of $144.6 million, which resulted in a gain on sale of $16.6 million.

On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet located in Orange County, California, for net sale proceeds of $41.7 million, which resulted in a gain on sale of $26.8 million. On April 18, 2018, we sold Orange County Business Center, a park consisting of five multi-tenant office buildings totaling 437,000 square feet located in Orange County, California, for net sale proceeds of $73.3 million, which resulted in a gain on sale of $50.6 million. On April 30, 2018, we sold Northgate Business Park, a park consisting of seven multi-tenant flex buildings totaling 194,000 square feet located in Dallas, Texas, for net sale proceeds of $11.8 million, which resulted in a gain on sale of $7.9 million. On October 31, 2018, we sold Orangewood Office Park, a park consisting of two multi-tenant office buildings totaling 107,000 square feet located in Orange County, California, for net sale proceeds of $18.3 million, which resulted in a gain on sale of $8.2 million.

The operations of these facilities are presented below under “assets sold.”

Certain Factors that May Impact Future Results

Impact of COVID-19 Pandemic: During 2020, the COVID-19 pandemic resulted in cessation, severe curtailment, or impairment of business activities in most sectors of the economy in all markets we operate in, due to governmental “stay at home” orders, risk mitigation procedures, and closure of businesses not considered to be “essential.” This resulted in a rapid and dramatic increase in unemployment in the U.S. in the second quarter of 2020, with only a partial recovery by year end. Since it remains unknown at this time how long the COVID-19 pandemic will continue, we cannot estimate how long these negative economic impacts will persist.

The COVID-19 pandemic has had a severe negative impact on many of our customers’ businesses. For the year ended December 31, 2020, the Company granted rent relief to 393 customers (representing 11.0% of total customers based on rental income), including $5.7 million of rent deferrals, of which $3.1 million had been repaid by December 31, 2020, and $1.3 million of rent abatements. The Company also wrote off accounts receivable and deferred rent receivable of $1.6 million and $3.1 million, respectively, for the year ended December 31, 2020, compared to $1.1 million and $0.5 million, respectively, for the year ended December 31, 2019.

The table below represents percentages of billed revenue that the Company has collected, deferred, and abated/written-off, by product type, for the respective periods presented (percentages shown are all as of December 31, 2020):

	Percentage of Rent
	Collected	Outstanding	Deferred	Abated/Written-off
Q4 2020
Industrial	98%	2%	0%	0%
Flex	98%	2%	0%	0%
Office	99%	1%	0%	0%
Total	98%	2%	0%	0%

FY 2020
Industrial	97%	0%	2%	1%
Flex	98%	1%	1%	0%
Office	99%	0%	1%	0%
Total	97%	1%	1%	1%

As of February 19, 2021, the Company had open rent relief requests from approximately 1% of customers. It is possible that additional rent relief requests will arise in future months as a result of continued effects of the COVID-19 pandemic and related responses from state and local governments; however the timing and magnitude of such future requests cannot be easily predicted due to the inherent uncertainty of the virus and its varying regional effects. All rent relief requests to date have been, and all future rent relief requests are expected to be evaluated on a case-by-case basis. To the extent we grant additional requests for abatement, or to the extent that our customers default on their lease obligations, it will have a negative effect on our future rental income and net income.

Our ability to re-lease space as leases expire in a way that minimizes vacancy periods and maximizes market rental rates will depend upon market conditions in the specific submarkets in which each of our properties are located. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to grow or maintain existing occupancy levels, possible decreases in rental rates on new and renewal transactions, and the potential negative effect of additional rent deferrals, rent abatements, and customer defaults, we believe the COVID-19 pandemic will continue to have adverse effects on rental income for 2021 and possibly beyond.

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of December 31, 2020, only three industry concentrations represented more than 10% of our annualized rental income as depicted in the following table.

Percent of
Annualized
Industry	Rental Income
Business services	19.8%
Warehouse, distribution, transportation and logistics	12.9%
Computer hardware, software and related services	11.1%
Retail, food, and automotive	8.9%
Engineering and construction	8.3%
Health services	7.6%
Government	6.6%
Electronics	3.1%
Insurance and financial services	2.6%
Home furnishings	2.6%
Communications	1.8%
Aerospace/defense products and services	1.8%
Educational services	1.0%
Other	11.9%
Total	100.0%

As of December 31, 2020, leases from our top 10 customers comprised 11.4% of our annualized rental income with four customers representing more than 1% as depicted in the following table (in thousands).

			Percent of
		Annualized	Annualized
Customers	Square Footage	Rental Income (1)	Rental Income
U.S. Government	657,000	$15,832	3.8%
Amazon Inc.	543,000	6,632	1.6%
KZ Kitchen Cabinet & Stone	343,000	5,321	1.3%
Luminex Corporation	198,000	4,472	1.1%
ECS Federal, LLC	142,000	2,938	0.7%
Lockheed Martin Corporation	124,000	2,671	0.6%
Carbel, LLC	236,000	2,502	0.6%
CentralColo, LLC	96,000	2,402	0.6%
Applied Materials, Inc.	162,000	2,401	0.6%
Costco	180,000	1,933	0.5%
Total	2,681,000	$47,104	11.4%

____________________________

(1)For leases expiring prior to December 31, 2021, annualized rental income represents income to be received under existing leases from January 1, 2021 through the date of expiration.

Customer Credit Risk: Historically we have experienced a low level of write-offs of uncollectible rents, with less than 0.4% of rental income written off in any single year from 2011-2019. The negative impact of the COVID-19 pandemic and its effect on our customers’ ability to pay rent resulted in accounts receivable write-offs of $1.6 million for the year ended December 31, 2020, which equates to 0.4% of rental income, which is at the high end of the historical range noted above. The majority of write-offs occurred in the second quarter near the initial onset of the COVID-19 pandemic, and in the third and fourth quarters of 2020 account receivable write-off volume was in-line with historic levels. During the three months ended December 31, 2020, we wrote-off $0.2 million of accounts receivable, which is consistent with the $0.2 million written-off during the three months ended December 31, 2019.

The Company writes off deferred rent receivable balances as a reduction to rental income in the period such balances are no longer deemed probable of being collected. In the year ended December 31, 2020, the Company wrote-off $3.1 million of deferred rent receivable, which is well above the amount written-off for the year ended December 31, 2019 of $0.5 million. Similar to accounts receivable write-offs, the majority of deferred rent receivable write-offs in 2020 were recognized in the second quarter. During the three months ended December 31, 2020, we wrote-off deferred rent receivables of $0.4 million, which is slightly above the $0.1 million written-off during the three months ended December 31, 2019.

For the three months ended December 31, 2020, we agreed to defer and abate a total of $0.2 million and $0.1 million, respectively, to customers whose businesses were disrupted by the COVID-19 pandemic, well below amounts granted in the second and third quarters. For the year ended December 31, 2020, the Company granted $5.7 million of rent deferrals and $1.3 million of rent abatements. We are closely monitoring the collectability of such deferred rents. As of February 19, 2021, the Company had collected $3.7 million, or 97.1%, of the scheduled repayments of COVID-19 related rent deferrals billed through February 1, 2021.

As of February 19, 2021, we had 51,000 square feet of leased space occupied by three customers that are protected by Chapter 11 of the U.S. Bankruptcy Code, which have an aggregate remaining lease value of $1.8 million. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement, which we are not obligated to grant but will consider and grant under certain circumstances.

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

Results of Operations

Operating Results for 2020 and 2019

For the year ended December 31, 2020, net income allocable to common shareholders was $124.6 million or $4.52 per diluted share, compared to $108.7 million or $3.95 per diluted share for the year ended December 31, 2019. The increase was mainly due to higher gain on sale of real estate facilities sold in 2020 than 2019, a charge related to the redemption of preferred stock incurred in 2019 that did not reoccur in 2020, lower preferred distributions in 2020 compared to 2019, and increased NOI from our Non-Same Park portfolio (defined below), partially offset by a decrease in NOI generated from assets sold.

Operating Results for 2019 and 2018

For the year ended December 31, 2019, net income allocable to common shareholders was $108.7 million or $3.95 per diluted share, compared to $172.9 million or $6.31 per diluted share for the year ended December 31, 2018. The decrease was mainly due to higher gain on sale of real estate facilities sold in 2018 than 2019, a charge related to the redemption of preferred stock incurred in 2019 that did not occur in 2018, and reduced NOI from facilities sold in 2018 and 2019, partially offset by an increase in NOI with respect to the Company’s Same Park (defined below) and Non-Same Park portfolios and multifamily asset.

Analysis of Net Income

Our net income is comprised primarily of our real estate operations, depreciation and amortization expense, general and administrative expense, interest and other income, interest and other expenses and gain on sale of real estate facilities.

We segregate our real estate activities into (i) same park operations, representing all operating properties acquired prior to January 1, 2018, comprising 25.7 million rentable square feet of our total 27.7 million of rentable square feet at December 31, 2020 (the “Same Park” portfolio), (ii) non-same park operations, representing those facilities we own that were acquired after January 1, 2018 (the “Non-Same Park” portfolio), (iii) multifamily operations, and (iv) assets sold, including 899,000 square feet of assets sold in 2018, 1.3 million square feet of assets sold in October 2019, 113,000 square feet of assets sold in January 2020, and 40,000 square feet of assets sold in September 2020.

The table below sets forth the various components of our net income (in thousands):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
	2020	2019	Variance	2019	2018	Variance
Rental income
Same Park (1)	$383,364	$381,950	$1,414	$381,950	$364,020	$17,930
Non-Same Park	22,109	14,276	7,833	14,276	5,532	8,744
Multifamily	9,464	10,075	(611)	10,075	7,353	2,722
Assets sold (2)	686	23,545	(22,859)	23,545	36,611	(13,066)
Total rental income	415,623	429,846	(14,223)	429,846	413,516	16,330

Cost of operations
Adjusted Cost of Operations (3)
Same Park	112,569	109,559	3,010	109,559	104,227	5,332
Non-Same Park	7,327	4,899	2,428	4,899	1,884	3,015
Multifamily	4,264	4,137	127	4,137	4,054	83
Assets sold (2)	143	8,614	(8,471)	8,614	13,019	(4,405)
Stock compensation expense (4)	1,210	1,134	76	1,134	1,446	(312)
Total cost of operations	125,513	128,343	(2,830)	128,343	124,630	3,713

NOI (5)
Same Park	270,795	272,391	(1,596)	272,391	259,793	12,598
Non-Same Park	14,782	9,377	5,405	9,377	3,648	5,729
Multifamily	5,200	5,938	(738)	5,938	3,299	2,639
Assets sold (2)	543	14,931	(14,388)	14,931	23,592	(8,661)
Stock compensation expense (4)	(1,210)	(1,134)	(76)	(1,134)	(1,446)	312
Depreciation and amortization expense	(96,314)	(104,249)	7,935	(104,249)	(99,242)	(5,007)
General and administrative expense	(14,526)	(13,761)	(765)	(13,761)	(12,072)	(1,689)
Interest and other income	1,234	4,492	(3,258)	4,492	1,510	2,982
Interest and other expense	(1,072)	(657)	(415)	(657)	(665)	8
Gain on sale of real estate facilities	27,273	16,644	10,629	16,644	93,484	(76,840)
Net income	$206,705	$203,972	$2,733	$203,972	$271,901	$(67,929)

____________________________

(1)Included in the calculation of Same Park rental income are (a) lease buyout income of $1.2 million, $1.4 million, and $0.6 million for the years ended December 31, 2020, 2019, and 2018, respectively, (b) accounts receivable write-offs of $1.5 million, $1.0 million, and $0.8 million for the years ended December 31, 2020, 2019, and 2018, respectively, and (c) deferred rent receivable write-offs of $3.0 million, $0.5 million, and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

(2)Amounts for the year ended December 31, 2020 reflect the operating results attributable to two industrial buildings totaling 40,000 square feet sold in September 2020 and a 113,000 square foot asset sold in January 2020; amounts for the year ended December 31, 2019 reflect the operating results attributable to the two industrial buildings totaling 40,000 square feet and the 113,000 square foot asset sold in 2020, and 1.3 million square feet of flex and office assets sold in October 2019; amounts for the year ended December 31, 2018 reflect the operating results attributable to the two industrial buildings totaling 40,000 square feet and the 113,000 square foot asset sold in 2020, 1.3 million square feet of assets sold in 2019, and 899,000 square feet of assets sold in 2018.

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

Rental income decreased $14.2 million in 2020 compared to 2019 and increased $16.3 million in 2019 compared to 2018. The decrease in 2020 was due primarily to reduced rental income from assets sold, partially offset by an increase in rental income from our Non-Same Park and Same Park portfolios. The increase in 2019 was due primarily to increases in rental income at our Same Park portfolio, Non-Same Park portfolio, and our multifamily asset, offset partially by rental income from assets sold.

Cost of operations decreased $2.8 million in 2020 compared to 2019 and increased $3.7 million in 2019 compared to 2018. The decrease in 2020 was due primarily to reduced operating expenses from assets sold partially offset by higher Adjusted Cost of Operations incurred by our Same Park portfolio, and higher Adjusted Costs of Operations incurred by our Non-Same Park portfolio. The increase in 2019 was due primarily to increases in Adjusted Cost of Operations for our Same Park and Non-Same Park portfolios, offset partially by reduced operating expenses from assets sold.

Net income increased $2.7 million in 2020 compared to 2019 and decreased $67.9 million in 2019 compared to 2018. The increase in 2020 was mainly due to higher gain on sale of real estate facilities sold in 2020 than 2019 combined with lower depreciation and amortization expense partially offset by lower NOI and lower interest and other income. The decrease in 2019 was mainly due to higher gain on sale of real estate facilities sold in 2018 than 2019 combined with higher depreciation and amortization expense and higher general and administrative expense partially offset by higher NOI.

Same Park Portfolio

We believe that evaluation of the Same Park portfolio provides an informative view of how the Company’s portfolio has performed over comparable periods. We believe that investors and analysts use Same Park information in a similar manner.

The following table summarizes the historical operating results of our Same Park portfolio and certain statistical information related to leasing activity in 2020, 2019, and 2018 (in thousands, except per square foot data):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
	2020	2019	Variance	2019	2018	Variance
Rental income (1)	$383,364	$381,950	0.4%	$381,950	$364,020	4.9%

Adjusted Cost of Operations (2)
Property taxes	42,360	40,016	5.9%	40,016	38,028	5.2%
Utilities	18,835	19,493	(3.4%)	19,493	19,502	(0.0%)
Repairs and maintenance	24,495	23,489	4.3%	23,489	21,670	8.4%
Payroll	15,981	15,197	5.2%	15,197	14,522	4.6%
Snow removal	274	1,046	(73.8%)	1,046	713	46.7%
Property insurance	4,082	3,371	21.1%	3,371	2,964	13.7%
Other expenses	6,542	6,947	(5.8%)	6,947	6,828	1.7%
Total Adjusted Cost of Operations	112,569	109,559	2.7%	109,559	104,227	5.1%

NOI	$270,795	$272,391	(0.6%)	$272,391	$259,793	4.8%

Selected Statistical Data
NOI margin (3)	70.6%	71.3%	(1.0%)	71.3%	71.4%	(0.1%)
Weighted average square foot occupancy	92.4%	94.5%	(2.2%)	94.5%	94.8%	(0.3%)
Revenue per occupied square foot (4)	$16.17	$15.75	2.7%	$15.75	$14.96	5.3%
Revenue per available foot (RevPAF) (5)	$14.94	$14.89	0.3%	$14.89	$14.19	4.9%

____________________________

(1)Included in the calculation of Same Park rental income are (a) lease buyout income of $1.2 million, $1.4 million, and $0.6 million for the years ended December 31, 2020, 2019, and 2018, respectively, (b) accounts receivable write-offs of $1.5 million, $1.0 million, and $0.8 million for the years ended December 31, 2020, 2019 , and 2018, respectively, and (c) deferred rent receivable write-offs of $3.0 million, $0.5 million, and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Analysis of Same Park Rental Income

Rental income for our Same Park portfolio increased 0.4% in 2020 compared to 2019 and 4.9% in 2019 compared to 2018. The increase in 2020 was due primarily to higher rental rates charged to customers, as revenue per occupied square foot increased 2.7%, partially offset by a 2.2% decrease in weighted average occupancy in 2020 compared to 2019, rent deferrals and abatements granted in 2020, and higher write-offs of accounts receivable and deferred rent receivable in 2020. The increase in 2019 was due primarily to higher rental rates, as revenue per occupied square foot increased 5.3%, partially offset by a 0.3% decrease in weighted average occupancy in 2019 compared to 2018.

The following table details the change in Same Park rental income for the years ended December 31, 2020 and 2019 (in thousands):

	For The Years			For The Years
	Ended December 31,			Ended December 31,
	2020	2019	Change	2019	2018	Change
Rental income
Base rental income	$292,729	$289,361	$3,368	$289,361	$274,935	$14,426
Expense recovery income	90,225	88,523	1,702	88,523	84,261	4,262
Lease buyout income	1,199	1,373	(174)	1,373	583	790
Rent receivable write-off	(1,461)	(1,033)	(428)	(1,033)	(814)	(219)
Abatements	(1,300)	—	(1,300)	—	—	—
Deferrals, net of repayments	(2,356)	—	(2,356)	—	—	—
Fee Income	911	1,271	(360)	1,271	1,274	(3)
Non-Cash Rental Income (1)	3,417	2,455	962	2,455	3,781	(1,326)
Total rental income	$383,364	$381,950	$1,414	$381,950	$364,020	$17,930

____________________________

(1)Non-cash rental income includes amortization of deferred rent receivable (net of write-offs), in-place lease intangible, tenant improvement reimbursement, and lease incentive intangible.

Our future revenue growth will come primarily from contractual rental increases as well as from potential increases in market rents allowing us to increase rent levels when leases are either renewed with existing customers or re-leased to new customers. The following table sets forth the expirations of existing leases in our Same Park portfolio over the next 10 years based on lease data at December 31, 2020 (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
2021	1,990	5,352	22.5%	$93,128	22.0%
2022	1,305	5,518	23.2%	99,114	23.5%
2023	711	4,529	19.0%	76,791	18.2%
2024	335	3,054	12.8%	54,835	13.0%
2025	210	2,567	10.8%	45,622	10.8%
2026	43	1,111	4.7%	20,557	4.9%
2027	24	284	1.2%	5,762	1.3%
2028	10	526	2.2%	8,964	2.1%
2029	11	290	1.2%	7,066	1.7%
2030	13	550	2.3%	9,744	2.3%
Thereafter	4	32	0.1%	899	0.2%
Total	4,656	23,813	100.0%	$422,482	100.0%

See “Analysis of Same Park Market Trends” below for further analysis of such data on a by market basis.

Analysis of Same Park Adjusted Cost of Operations

Adjusted Cost of Operations for our Same Park portfolio increased 2.7% in 2020 compared to 2019 due primarily to higher property taxes, higher repairs and maintenance, higher payroll costs, and higher insurance costs, partially offset by lower utility costs and savings from snow removal costs. Adjusted Costs of Operations increased 5.1% in 2019 compared to 2018 due to higher property tax expense, higher repairs and maintenance costs, higher payroll expense, higher insurance costs, and an increase in snow removal costs.

Property taxes increased 5.9% in 2020 compared to 2019 and 5.2% in 2019 compared to 2018 due to higher assessed values. We expect potential property tax growth in the future due to higher assessed values.

Utilities are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities decreased 3.4% in 2020 compared to 2019 and remained flat in 2019 compared to 2018. The decrease in 2020 was due primarily to a rate reduction related to adopting a renewable energy program during the year as well as reduced water and electricity usage due to the COVID-19 pandemic. It is difficult to estimate future utility costs because weather, temperature and energy prices are volatile and not readily predictable. However, we expect utility costs in the future to be higher than our results for year ended December 31, 2020 due to increased traffic and use at our parks as our customers resume operations.

Repairs and maintenance increased 4.3% in 2020 compared to 2019 and 8.4% in 2019 compared to 2018. The increase in 2020 was primarily due to increased property services combined with higher landscaping repairs and security costs incurred partially offset by a reduction in general repairs and maintenance projects as a result of the COVID-19 pandemic. The increase in 2019 resulted from higher roof and landscaping repairs compared to 2018. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable. However, we expect repairs and maintenance costs in the future to be higher than our results for the year ended December 31, 2020 as a result of increased traffic and use at our parks as customers resume operations.

Payroll expense increased 5.2% in 2020 compared to 2019 and 4.6% in 2019 compared to 2018. Payroll expense includes on site and supervisory personnel costs incurred in the operation of our properties. The increases in payroll was primarily due to salary increases and promotions. We expect payroll expenses to increase in the future at a similar rate.

Snow removal decreased 73.8% in 2020 compared to 2019 and increased 46.7% in 2019 compared to 2018. Snow removal costs are weather dependent and therefore not predictable.

Property insurance expense increased 21.1% in 2020 compared to 2019 and 13.7% in 2019 compared to 2018 primarily due to an increase in our property insurance premium for the policy period June 2019 to May 2020 and a further increase for the policy period June 2020 to May 2021. We expect to experience increases in property insurance expense in the future as unfavorable market conditions pervasive throughout commercial real estate sectors persist.

Other expenses decreased 5.8% in 2020 compared to 2019 and increased 1.7% in 2019 compared to 2018. Other expenses are general property expenses incurred in the operation of our properties. The decrease in 2020 was primarily due to higher than average professional fees related to ordinary course tenant related matters incurred in 2019, which did not recur in 2020. This was also the primary reason for the increase in 2019 compared to 2018. We expect other expenses to be comparable to our results for the year ended December 31, 2020.

Same Park Quarterly Trends

The following table sets forth historical quarterly data related to the operations of our Same Park portfolio for rental income, Adjusted Cost of Operations, weighted average occupancy, annualized revenue per occupied square foot, and RevPAF (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Full Year
Rental income (1)
2020	$97,735	$92,657	$96,399	$96,573	$383,364
2019	$94,604	$94,794	$95,137	$97,415	$381,950
2018	$90,634	$90,786	$91,240	$91,360	$364,020

Adjusted Cost of Operations (2)
2020	$28,134	$26,997	$28,903	$28,535	$112,569
2019	$28,143	$26,683	$27,452	$27,281	$109,559
2018	$26,918	$26,093	$25,998	$25,218	$104,227

NOI (3)
2020	$69,601	$65,660	$67,496	$68,038	$270,795
2019	$66,461	$68,111	$67,685	$70,134	$272,391
2018	$63,716	$64,693	$65,242	$66,142	$259,793

Weighted average square foot occupancy
2020	92.9%	92.4%	92.3%	92.0%	92.4%
2019	94.7%	94.2%	94.7%	94.4%	94.5%
2018	94.4%	94.5%	95.1%	95.4%	94.8%

Revenue per occupied square foot (4)
2020	$16.40	$15.64	$16.29	$16.37	$16.17
2019	$15.57	$15.68	$15.66	$16.09	$15.75
2018	$14.96	$14.98	$14.96	$14.93	$14.96

RevPAF (5)
2020	$15.24	$14.45	$15.03	$15.06	$14.94
2019	$14.75	$14.78	$14.83	$15.19	$14.89
2018	$14.13	$14.15	$14.23	$14.24	$14.19

____________________________

(1)Included in the calculation of Same Park rental income are (a) lease buyout income of $0.1 million, $0.1 million, $0.2 million, $0.1 million, $0.2 million, $0.8 million, $0.2 million, $0.2 million, $0.3 million, $0.3 million, $0.3 million, and $0.4 million for the three months ended March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020, respectively, (b) accounts receivable write-offs of $0.2 million, $0.1 million, $0.2 million, $0.3 million, $0.2 million, $0.3 million, $0.3 million, $0.2 million, $0.1 million, $1.1 million, $0.2 million, and $0.1 million for the three months ended March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020, respectively, and (c) deferred rent receivable write-offs of $0.1 million, $0, $0, $0.1 million, $0.1 million, $0.1 million, $0.1 million, $0.1 million, $0, $2.3 million, $0.3 million, and $0.4 million for the three months ended March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020, respectively.

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

Analysis of Same Park Market Trends

The following tables set forth historical data by region related to the operations of our Same Park portfolio for rental income, Adjusted Cost of Operations, weighted average occupancy, annualized revenue per occupied square foot, and RevPAF (in thousands, except per square foot data):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
Region	2020	2019	Variance	2019	2018	Variance

Geographic Data on Same Park

Rental income
Northern California (7.2 million feet)	$108,007	$108,046	(0.0%)	$108,046	$99,610	8.5%
Southern California (3.3 million feet)	54,810	55,080	(0.5%)	55,080	52,873	4.2%
Dallas (2.9 million feet)	32,502	33,789	(3.8%)	33,789	30,899	9.4%
Austin (2.0 million feet)	33,285	30,679	8.5%	30,679	29,608	3.6%
Northern Virginia (3.9 million feet)	71,901	73,734	(2.5%)	73,734	73,818	(0.1%)
South Florida (3.9 million feet)	43,979	43,601	0.9%	43,601	41,824	4.2%
Seattle (1.4 million feet)	19,223	17,145	12.1%	17,145	16,413	4.5%
Suburban Maryland (1.1 million feet)	19,657	19,876	(1.1%)	19,876	18,975	4.7%
Total Same Park (25.7 million feet)	383,364	381,950	0.4%	381,950	364,020	4.9%

Adjusted Cost of Operations
Northern California	25,123	24,313	3.3%	24,313	22,653	7.3%
Southern California	14,593	14,215	2.7%	14,215	13,349	6.5%
Dallas	11,703	11,488	1.9%	11,488	10,896	5.4%
Austin	12,041	10,843	11.0%	10,843	10,352	4.7%
Northern Virginia	24,621	25,488	(3.4%)	25,488	25,128	1.4%
South Florida	12,469	11,977	4.1%	11,977	10,733	11.6%
Seattle	5,051	4,109	22.9%	4,109	4,127	(0.4%)
Suburban Maryland	6,968	7,126	(2.2%)	7,126	6,989	2.0%
Total Same Park	112,569	109,559	2.7%	109,559	104,227	5.1%

NOI
Northern California	82,884	83,733	(1.0%)	83,733	76,957	8.8%
Southern California	40,217	40,865	(1.6%)	40,865	39,524	3.4%
Dallas	20,799	22,301	(6.7%)	22,301	20,003	11.5%
Austin	21,244	19,836	7.1%	19,836	19,256	3.0%
Northern Virginia	47,280	48,246	(2.0%)	48,246	48,690	(0.9%)
South Florida	31,510	31,624	(0.4%)	31,624	31,091	1.7%
Seattle	14,172	13,036	8.7%	13,036	12,286	6.1%
Suburban Maryland	12,689	12,750	(0.5%)	12,750	11,986	6.4%
Total Same Park	$270,795	$272,391	(0.6%)	$272,391	$259,793	4.8%

Weighted average square foot occupancy
Northern California	91.3%	96.1%	(5.0%)	96.1%	97.8%	(1.7%)
Southern California	94.9%	95.0%	(0.1%)	95.0%	97.6%	(2.7%)
Dallas	88.0%	92.4%	(4.8%)	92.4%	89.7%	3.0%
Austin	94.9%	91.8%	3.4%	91.8%	92.5%	(0.8%)
Northern Virginia	92.7%	94.1%	(1.5%)	94.1%	92.8%	1.4%
South Florida	93.5%	95.4%	(2.0%)	95.4%	96.4%	(1.0%)
Seattle	95.6%	96.0%	(0.4%)	96.0%	98.2%	(2.2%)
Suburban Maryland	89.5%	89.3%	0.2%	89.3%	83.1%	7.5%
Total Same Park	92.4%	94.5%	(2.2%)	94.5%	94.8%	(0.3%)

Revenue per occupied square foot (1)
Northern California	$16.33	$15.52	5.2%	$15.52	$14.06	10.4%
Southern California	$17.60	$17.67	(0.4%)	$17.67	$16.50	7.1%
Dallas	$12.78	$12.66	0.9%	$12.66	$11.92	6.2%
Austin	$17.87	$17.02	5.0%	$17.02	$16.29	4.5%
Northern Virginia	$19.80	$20.01	(1.0%)	$20.01	$20.31	(1.5%)
South Florida	$12.16	$11.82	2.9%	$11.82	$11.23	5.3%
Seattle	$19.12	$13.22	44.6%	$13.22	$12.39	6.7%
Suburban Maryland	$14.89	$19.39	(23.2%)	$19.39	$19.89	(2.5%)
Total Same Park	$16.17	$15.75	2.7%	$15.75	$14.96	5.3%

RevPAF (2)
Northern California	$14.91	$14.91	—	$14.91	$13.75	8.4%
Southern California	$16.70	$16.78	(0.5%)	$16.78	$16.11	4.2%
Dallas	$11.26	$11.70	(3.8%)	$11.70	$10.70	9.3%
Austin	$16.96	$15.63	8.5%	$15.63	$15.08	3.6%
Northern Virginia	$18.36	$18.82	(2.4%)	$18.82	$18.85	(0.2%)
South Florida	$11.38	$11.28	0.9%	$11.28	$10.82	4.3%
Seattle	$14.24	$12.70	12.1%	$12.70	$12.16	4.4%
Suburban Maryland	$17.17	$17.36	(1.1%)	$17.36	$16.57	4.8%
Total Same Park	$14.94	$14.89	0.3%	$14.89	$14.19	4.9%

____________________________

(1)Revenue per occupied square foot is computed by dividing rental income for the period by weighted average occupied square feet for the same period.

(2)RevPAF is computed by dividing rental income for the period by weighted average available square feet for the same period.

Supplemental Same Park Data by Product Type

The following supplemental tables provide further detail of our Same Park rental income, Adjusted Cost of Operations and NOI by region, further segregated by industrial, flex, and office for each of the three years ended December 31, 2020, 2019, and 2018.

	For the Year Ended December 31, 2020				For the Year Ended December 31, 2019				For the Year Ended December 31, 2018
	Industrial	Flex	Office	Total	Industrial	Flex	Office	Total	Industrial	Flex	Office	Total
	In thousands
Rental Income:
Northern California	$86,560	$9,453	$11,994	$108,007	$86,088	$9,801	$12,157	$108,046	$78,721	$9,442	$11,447	$99,610
Southern California	35,379	18,621	810	54,810	35,387	18,932	761	55,080	34,272	17,954	647	52,873
Dallas	11,857	20,645	—	32,502	12,412	21,377	—	33,789	11,566	19,333	—	30,899
Austin	8,448	24,837	—	33,285	8,317	22,362	—	30,679	7,863	21,745	—	29,608
Northern Virginia	7,878	24,277	39,746	71,901	7,468	24,620	41,646	73,734	7,350	24,755	41,713	73,818
South Florida	42,006	1,834	139	43,979	41,543	1,916	142	43,601	39,810	1,931	83	41,824
Seattle	11,772	6,855	596	19,223	10,077	6,342	726	17,145	9,683	6,003	727	16,413
Suburban Maryland	4,211	—	15,446	19,657	4,396	—	15,480	19,876	4,464	—	14,511	18,975
Total	208,111	106,522	68,731	383,364	205,688	105,350	70,912	381,950	193,729	101,163	69,128	364,020
Adjusted Cost of Operations:
Northern California	19,342	2,672	3,109	25,123	18,526	2,602	3,185	24,313	17,207	2,512	2,934	22,653
Southern California	9,053	5,196	344	14,593	8,869	5,063	283	14,215	8,397	4,685	267	13,349
Dallas	3,885	7,818	—	11,703	3,702	7,786	—	11,488	3,666	7,230	—	10,896
Austin	3,022	9,019	—	12,041	2,778	8,065	—	10,843	2,637	7,715	—	10,352
Northern Virginia	2,118	7,650	14,853	24,621	2,104	7,557	15,827	25,488	1,998	7,314	15,816	25,128
South Florida	11,840	562	67	12,469	11,262	602	113	11,977	10,162	509	62	10,733
Seattle	3,192	1,635	224	5,051	2,417	1,492	200	4,109	2,459	1,446	222	4,127
Suburban Maryland	1,431	—	5,537	6,968	1,427	—	5,699	7,126	1,349	—	5,640	6,989
Total	53,883	34,552	24,134	112,569	51,085	33,167	25,307	109,559	47,875	31,411	24,941	104,227
NOI:
Northern California	67,218	6,781	8,885	82,884	67,562	7,199	8,972	83,733	61,514	6,930	8,513	76,957
Southern California	26,326	13,425	466	40,217	26,518	13,869	478	40,865	25,875	13,269	380	39,524
Dallas	7,972	12,827	—	20,799	8,710	13,591	—	22,301	7,900	12,103	—	20,003
Austin	5,426	15,818	—	21,244	5,539	14,297	—	19,836	5,226	14,030	—	19,256
Northern Virginia	5,760	16,627	24,893	47,280	5,364	17,063	25,819	48,246	5,352	17,441	25,897	48,690
South Florida	30,166	1,272	72	31,510	30,281	1,314	29	31,624	29,648	1,422	21	31,091
Seattle	8,580	5,220	372	14,172	7,660	4,850	526	13,036	7,224	4,557	505	12,286
Suburban Maryland	2,780	—	9,909	12,689	2,969	—	9,781	12,750	3,115	—	8,871	11,986
Total	$154,228	$71,970	$44,597	$270,795	$154,603	$72,183	$45,605	$272,391	$145,854	$69,752	$44,187	$259,793

Our past revenue growth has come from contractual annual rent increases, as well as re-leasing of space at rates above outgoing rental rates. We believe the percentage difference between outgoing cash rent inclusive of estimated expense recoveries and incoming cash rent inclusive of estimated expense recoveries for leases executed (“Cash Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following table summarizes Cash Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park portfolio for the year ended December 31, 2020 (square feet in thousands):

	For the Year Ended December 31, 2020
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental
Regions	Leased	Retention	Executed Foot	Rate Change (1)
Northern California	1,708	60.5%	$2.60	11.5%
Southern California	1,187	69.4%	$2.13	3.1%
Dallas	662	48.3%	$2.72	1.4%
Austin	410	75.3%	$4.10	1.9%
Northern Virginia	960	70.4%	$5.35	(1.5%)
South Florida	1,193	58.7%	$1.02	3.0%
Seattle	477	76.3%	$0.78	18.0%
Suburban Maryland	164	48.5%	$6.77	(0.5%)
Total	6,761	63.3%	$2.70	5.0%

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

The COVID-19 pandemic has negatively affected occupancy levels across our portfolio. For the year ended December 31, 2020, weighted average occupancy was 92.4%, a decrease from weighted average occupancy of 94.5% for the year ended December 31, 2019. Weighted average cash rental rate growth on leases executed during the year ended December 31, 2020 was 5.0% while average net effective rent1 growth was 14.2%. Renewals of leases with existing customers represented 63.7% of our leasing activity for the year ended December 31, 2020. Average lease term of the leases executed during the year ended December 31, 2020 was 3.4 years, with associated average transaction costs (tenant improvements and leasing commissions) of $2.70 per square foot. For comparative purposes, average lease term and transaction costs on leases executed in the same period of 2019 were 4.2 years and $3.73 per square foot, respectively. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to increase or maintain existing occupancy levels, possible decreases in rental rates on new and renewal transactions, and the negative effect of additional rent deferrals, rent abatements, and customer defaults, we may continue to experience challenges growing Same Park rental income in the near future.

Non-Same Park Portfolio: The table below reflects the assets comprising our Non-Same Park portfolio (in thousands):

			Purchase	Square	Occupancy at	Occupancy at
Acquired Property	Date Acquired	Location	Price	Feet	Acquisition	December 31, 2020
Pickett Industrial Park	October 2020	Alexandria, VA	$46,582	246	100.0%	92.2%
La Mirada Commerce Center	January 2020	La Mirada, CA	13,513	73	100.0%	91.9%
San Tomas Business Center	December 2019	Santa Clara, CA	16,787	79	95.6%	88.8%
Hathaway Industrial Park	September 2019	Santa Fe Springs, CA	104,330	543	100.0%	95.6%
Walnut Avenue Business Park	April 2019	Signal Hill, CA	13,824	74	98.4%	95.0%
Northern Virginia and Fullerton	June 2018	Lorton and Springfield,
Road Industrial Parks		VA	143,766	1,057	76.1%	92.2%
Total Acquired Property			$338,802	2,072	87.5%	93.1%

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

_____________________________

1Net effective rent represents average rental payments for the term of a lease on a straight-line basis in accordance with GAAP, excluding operating expense reimbursements.

Multifamily: As of December 31, 2020, we held a 95.0% controlling interest in a joint venture that owns Highgate at The Mile, a 395-unit apartment complex. The following table summarizes the historical operating results of Highgate at The Mile and certain statistical information (in thousands, except per unit data):

	For The Years			For The Years
	Ended December 31,			Ended December 31,
	2020	2019	Change	2019	2018	Change
Rental income	$9,464	$10,075	(6.1%)	$10,075	$7,353	37.0%
Cost of operations	4,264	4,137	3.1%	4,137	4,054	2.0%
NOI	$5,200	$5,938	(12.4%)	$5,938	$3,299	80.0%

Selected Statistical Data
Weighted average square foot occupancy	92.9%	95.4%	(2.6%)	95.4%	78.2%	22.0%

	As of December 31, 2020
Total costs (1)						$115,426
Physical occupancy						94.9%
Average rent per unit (2)						$2,048

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

The decrease in NOI in 2020 compared to 2019 was primarily due to a decline in occupancy and rental rates as result of the COVID-19 pandemic, in addition to accounts receivable write-offs of $0.3 million for the year ended December 31, 2020. Physical occupancy at Highgate at The Mile had returned to 94.9% at December 31, 2020; however, due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels and rental rates, we may continue to experience lower NOI levels in the near future.

Assets Sold: These amounts include historical operating results with respect to properties that we sold. Amounts for the year ended December 31, 2020 reflect the operating results attributable to two industrial buildings totaling 40,000 square feet sold in September 2020 and a 113,000 square foot asset sold in January 2020; amounts for the year ended December 31, 2019 reflect the operating results attributable to the two industrial buildings totaling 40,000 square feet and the 113,000 square foot asset sold in 2020, and 1.3 million square feet of flex and office sold in October 2019; amounts for the year ended December 31, 2018 reflect the operating results attributable to the two industrial buildings totaling 40,000 square feet and the 113,000 square foot asset sold in 2020, 1.3 million square feet of flex and office sold in October 2019, and 899,000 square feet of assets sold in 2018.

Depreciation and Amortization Expense: Depreciation and amortization expense decreased 7.6% in 2020 compared to 2019 and increased 5.0% in 2019 compared to 2018. The decrease in 2020 over 2019 was primarily due to acceleration of depreciation expense related to the building held for development in 2019, which is also the primary reason for the increase in 2019 over 2018.

General and Administrative Expense: General and administrative expense primarily represents executive and other compensation, audit and tax fees, legal expenses and other costs associated with being a public company. General and administrative expense increased $0.8 million, or 5.6%, in 2020 compared to 2019 and $1.7 million, or 14.0%, in 2019 compared to 2018.

The increase in 2020 over 2019 was primarily due to higher stock compensation expense due to accelerated stock compensation expense related to our President and CEO retiring in September 2020 (discussed below) and an increase in professional fees related to various corporate service projects. The increase was partially offset by a decrease in compensation expense related to our President and CEO’s retirement and stock compensation expense incurred during 2019 tied to a modification of the Director Retirement Plan which did not recur in 2020.

In August 2020, the Company announced that Maria Hawthorne was retiring from her role as President and CEO effective September 1, 2020, and would continue to serve as a director of the Company. Due to Ms. Hawthorne’s continued service as a director of the Company, her unvested stock option and restricted stock units will continue to vest on their original vesting schedule in accordance with the Company’s 2012 Equity and Performance-Based Incentive Compensation Plan and related award agreements. For financial reporting purposes, the end of the service periods for these stock option and restricted stock unit grants have changed from the various respective vesting dates to September 1, 2020, the date of her retirement as President and CEO. Accordingly, all remaining stock compensation expense for Ms. Hawthorne, which totaled $1.7 million, was amortized and included in general and administrative expense during year ended December 31, 2020.

The increase in 2019 over 2018 was primarily due to an increase in stock compensation expense tied to a modification of the Director Retirement Plan during 2019 as well as an increase in compensation costs relating to the chief financial officer who started during the latter half of 2018.

Gain on sale of real estate facilities: On September 16, 2020, we sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net proceeds of $11.4 million, which resulted in a gain on sale of $7.7 million.

On January 7, 2020, we sold a 113,000 square foot office building located at Metro Park North in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million.

On October 8, 2019, we sold 1.3 million rentable square feet located in Rockville and Silver Spring, Maryland, for net sale proceeds of $144.6 million, which resulted in a gain on sale of $16.6 million.

On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet located in Orange County, California, for net sale proceeds of $41.7 million, which resulted in a gain on sale of $26.8 million. On April 18, 2018, we sold Orange County Business Center, a park consisting of office multi-tenant office buildings totaling 437,000 square feet located in Orange County, California, for net sale proceeds of $73.3 million, which resulted in a gain on sale of $50.6 million. On April 30, 2018, we sold Northgate Business Park, a park consisting of seven multi-tenant flex buildings totaling 194,000 square feet located in Dallas, Texas, for net sale proceeds of $11.8 million, which resulted in a gain on sale of $7.9 million. On October 31, 2018, we sold Orangewood Office Park, a park consisting of two multi-tenant office buildings totaling 107,000 square feet located in Orange County, California, for net sale proceeds of $18.3 million, which resulted in a gain on sale of $8.2 million.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the years ended December 31, 2020, 2019, and 2018 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

Capital Raising Strategy: As a REIT, we are required to distribute at least 90% of our “REIT taxable income” to our shareholders each year, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investment purposes. As a result, in order to grow our asset base, access to capital is important.

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

In order to maintain efficient access to the capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Ratio of FFO to fixed charges and preferred distributions is calculated by dividing FFO excluding fixed charges and preferred distributions by fixed charges and preferred distributions paid. Fixed charges include interest expense, capitalized interest and preferred equity distributions paid. For the year ended December 31, 2020, the ratio of FFO to combined fixed charges and preferred distributions paid was 5.7 to 1.0.

We have a $250.0 million revolving Credit Facility that can be expanded to $400.0 million and expires in January 2022. We can use the Credit Facility as necessary as temporary financing until we are able to raise longer term capital. Historically we have funded our long-term capital requirements with retained operating cash flow and proceeds from the issuance of common and preferred securities. We will select among these sources of capital based upon availability, relative cost, the impact of constraints on our operations (such as covenants), and the desire for leverage.

The COVID-19 pandemic has had varying effects on the cost and availability of debt and equity capital and may have intensified negative impacts if resurgent outbreaks of the virus occur. Based upon our substantial current liquidity relative to our capital requirements noted below, and our strong financial profile and credit ratings, we do not expect such capital market turbulence to have a material impact upon our capital and growth plans over the next 12 months. However, there can be no assurance that it would not in the future if the COVID-19 pandemic were to persist for a long period of time or intensify.

Short-term Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for debt service, capital expenditures and distributions to our shareholders for the foreseeable future.

As of December 31, 2020, we had $69.1 million in unrestricted cash. In the last five years, we have retained between $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less shareholder and unit holder distributions and capital expenditures.

Required Debt Repayment: As of December 31, 2020, we have no debt outstanding on our Credit Facility. We are in compliance with all of the covenants and other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements generally are related to property reconfigurations and other capital expenditures related to repositioning asset acquisitions. The following table sets forth our commercial capital expenditures paid for in the years ended December 31, 2020, 2019, and 2018 on an aggregate and per square foot basis:

	For the Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Commercial Real Estate	(in thousands)			(per total weighted average square foot)
Recurring capital expenditures
Capital improvements (1)	$9,497	$11,224	$10,738	$0.34	$0.40	$0.38
Tenant improvements	15,948	17,360	18,688	0.58	0.62	0.67
Lease commissions	8,878	8,267	8,048	0.32	0.29	0.29
Total commercial recurring
capital expenditures (1)	34,323	36,851	37,474	1.24	1.31	1.34
Nonrecurring capital improvements	1,715	2,494	1,176	0.06	0.09	0.05
Total commercial capital
expenditures (1)	$36,038	$39,345	$38,650	$1.30	$1.40	$1.39

____________________________

(1)Excludes $24, $20, and $13 of recurring capital improvements on our multifamily asset in 2020, 2019, and 2018, respectively.

The following table summarizes recurring capital expenditures paid and the related percentage of NOI for Same Park, Non-Same Park, multifamily, and assets sold by region for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	For the Years Ended December 31,
							Recurring Capital Expenditures
	Recurring Capital Expenditures						as a Percentage of NOI
Region	2020	2019	Change	2019	2018	Change	2020	2019	2018
Same Park
Northern California	$6,354	$4,411	44.0%	$4,411	$3,602	22.5%	7.7%	5.3%	4.7%
Southern California	3,568	4,514	(21.0%)	4,514	3,167	42.5%	8.9%	11.0%	8.0%
Dallas	3,984	4,623	(13.8%)	4,623	5,027	(8.0%)	19.2%	20.7%	25.1%
Austin	1,955	4,539	(56.9%)	4,539	2,362	92.2%	9.2%	22.9%	12.3%
Northern Virginia	9,819	10,366	(5.3%)	10,366	10,810	(4.1%)	20.8%	21.5%	22.2%
South Florida	2,313	2,191	5.6%	2,191	3,149	(30.4%)	7.3%	6.9%	10.1%
Seattle	1,326	914	45.1%	914	952	(4.0%)	9.4%	7.0%	7.7%
Suburban Maryland	1,794	2,051	(12.5%)	2,051	2,714	(24.4%)	14.1%	16.1%	22.6%
Total Same Park	31,113	33,609	(7.4%)	33,609	31,783	5.7%	11.5%	12.3%	12.2%
Non-Same Park
Northern California	76	—	100.0%	—	—	—	—	—	—
Southern California	2,134	54	3,851.9%	54	—	100.0%	—	—	—
Northern Virginia	984	2,154	(54.3%)	2,154	615	250.2%	—	—	—
Total Non-Same Park	3,194	2,208	44.7%	2,208	615	259.0%	—	—	—
Assets sold	16	1,034	(98.5%)	1,034	5,076	(79.6%)	—	—	—
Total commercial
recurring capital
expenditures	34,323	36,851	(6.9%)	36,851	37,474	(1.7%)	12.0%	12.4%	13.1%
Multifamily	24	20	20.0%	20	13	53.8%	—	—	—
Total	$34,347	$36,871	(6.8%)	$36,871	$37,487	(1.6%)	11.8%	12.2%	12.9%

In the last five years, our annual recurring capital expenditures have ranged between 11.5% and 16.3% as a percentage of NOI, and we expected future recurring capital expenditures to be within or near the low end of this range. While what we disclose herein with respect to capital expenditures represents our best estimates at this time, there can be no assurance that these amounts will not change substantially in the future for various reasons, including the potential impact of the COVID-19 pandemic on capital projects and leasing volume.

Redemption of Preferred Stock: Historically, we have reduced our cost of capital by refinancing higher coupon preferred securities with lower coupon preferred securities. We have one series of preferred securities that will become redeemable during 2021, at our option, with a coupon rate of 5.20% at a par value of $189.8 million (see Note 9 to our December 31, 2020 financial statements). Redemption of such preferred shares will depend upon many factors, including our cost of capital. None of our preferred securities are redeemable at the option of the holders.

Acquisitions of Real Estate Facilities: On October 28, 2020, we acquired a multi-tenant industrial park comprising approximately 246,000 rentable square feet in Alexandria, Virginia, for a total purchase price of $46.6 million, inclusive of capitalized transaction costs. On January 10, 2020, we acquired a multi-tenant industrial park comprising approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs. On December 20, 2019, we acquired a multi-tenant flex park comprising approximately 79,000 rentable square feet in Santa Clara, California, for a total purchase price of $16.8 million, inclusive of capitalized transaction costs. On September 5, 2019, we acquired a multi-tenant industrial park comprising approximately 543,000 rentable square feet in Santa Fe Springs, California, for a total purchase price of $104.3 million, inclusive of capitalized transaction costs. On April 18, 2019, we acquired a multi-tenant industrial park comprising approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million, inclusive of capitalized transaction costs. On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a total purchase price of $143.8 million, inclusive of capitalized transaction costs. We continue to seek to acquire additional real estate facilities; however, there is significant competition to acquire existing facilities in our markets and there can be no assurance as to the volume of future acquisition activity.

Sale of Real Estate: On September 16, 2020, we sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net proceeds of $11.4 million, which resulted in a gain on sale of $7.7 million. On January 7, 2020, we sold an 113,000 square foot office building located at Metro Park North in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million. During the year ended December 31, 2019, we sold 1.3 million rentable square feet of flex and office business parks located in Rockville and Silver Spring, Maryland, for net sale proceeds of $144.6 million, which resulted in a gain on sale of $16.6 million. During the year ended December 31, 2018, we sold 899,000 rentable square feet of real estate facilities located in Orange County, California, and Dallas, Texas, for net sale proceeds of $145.1 million, which resulted in a gain on sale of $93.5 million.

Development of Real Estate Facilities: As noted above, during 2020, we developed an 83,000 square foot shallow-bay industrial building at our Freeport Business Park in Irving, Texas. As of December 31, 2020, $7.8 million of the estimated $8.1 million total development costs had been incurred and was reflected under land and building held for development, net on our consolidated balance sheets. The remaining $0.3 million was incurred subsequent to December 31, 2020 and construction was completed in January 2021.

In August 2020, we entered into the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex. We contributed the Brentford Parcel to the Brentford Joint Venture at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.5 million as of December 31, 2020.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of December 31, 2020, the development cost incurred was $9.6 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.5 million cost basis in the Brentford Parcel. During year ended December 31, 2020, the Company also recorded non-capitalizable demolition costs of $0.3 million in interest and other expense on our consolidated statements of income.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the years ended December 31, 2020, 2019, and 2018. As of December 31, 2020, management has the authorization to repurchase an additional 1,614,721 shares.

Requirement to Pay Distributions: Our election to be taxed as a REIT, as defined by the Code, applies to all periods presented herein. As a REIT, we do not incur U.S. federal corporate income tax on our “REIT taxable income” that is distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and we continue to meet certain organizational and operational requirements. We believe we have met these requirements in all periods presented herein, and we expect we will continue to qualify as a REIT in future periods.

We paid REIT qualifying distributions of $163.6 million ($48.2 million to preferred shareholders and $115.4 million to common shareholders) during the year ended December 31, 2020.

We estimate the annual distribution requirements with respect to our preferred shares outstanding at December 31, 2020 to be $48.2 million per year.

Our consistent, long-term dividend policy has been to set dividend distribution amounts based on our taxable income. Future quarterly distributions with respect to common shares will continue to be determined based upon our REIT distribution requirements and, along with distributions to preferred shareholders, we expect will be funded with cash provided by operating activities.

Funds from Operations, Core Funds from Operations, and Funds Available for Distribution

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

FFO for the year ended December 31, 2020 was $6.51 per share representing an increase of 0.6% from the same period in 2019.

Core FFO was $6.57 and $6.78 per share for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, Core FFO excludes the impact of the (i) accelerated amortization of stock compensation expense of $1.7 million related to the retirement of our former President and CEO and (ii) non-capitalizable demolition costs of $0.3 million. For the year ended December 31, 2019, Core FFO excludes the impact of the Preferred Redemption Allocation of $11.0 million related to the redemption of our 5.75% Cumulative Preferred Stock, Series U, and our 5.70% Cumulative Preferred Stock, Series V, during December 2019.

The following table reconciles net income allocable to common shareholders to FFO, Core FFO and FAD as well as net income per share to FFO per share and Core FFO per share (amounts in thousands, except per share data):

	For The Years Ended December 31,
	2020	2019	2018
Net income allocable to common shareholders	$124,645	$108,703	$172,899
Adjustments
Gain on sale of real estate facilities	(27,273)	(16,644)	(93,484)
Depreciation and amortization expense	96,314	104,249	99,242
Net income allocated to noncontrolling interests	33,158	29,006	45,199
Net income allocated to restricted stock unit holders	716	910	1,923
FFO allocated to JV partner	(118)	(149)	(13)
FFO allocable to diluted common shares and units	227,442	226,075	225,766
Non-capitalizable demolition costs	335	—	—
Acceleration of stock compensation expense
due to President and CEO retirement	1,687	—	—
Preferred Redemption Allocation	—	11,007	—
Core FFO allocable to diluted common shares and units	$229,464	$237,082	$225,766
Adjustments
Recurring capital improvements	(9,521)	(11,244)	(10,751)
Tenant improvements	(15,948)	(17,360)	(18,688)
Capitalized lease commissions	(8,878)	(8,267)	(8,048)
Non-cash rental income (1)	(4,713)	(3,936)	(5,230)
Non-cash stock compensation expense (2)	3,961	4,956	4,174
Cash paid for taxes in lieu of shares upon vesting
of restricted stock units	(4,216)	(6,350)	(4,981)
FAD allocable to diluted common shares and units	$190,149	$194,881	$182,242

Weighted average outstanding
Common shares	27,475	27,418	27,321
Common operating partnership units	7,305	7,305	7,305
Restricted stock units	51	124	182
Common share equivalents	88	108	101
Total common and dilutive shares	34,919	34,955	34,909

Reconciliation of Earnings per Share to FFO per Share
Net income per common share — diluted	$4.52	$3.95	$6.31
Gain on sale of real estate facilities	(0.77)	(0.47)	(2.68)
Depreciation and amortization expense	2.76	2.99	2.84
FFO per share	6.51	6.47	6.47
Non-capitalizable demolition costs	0.01	—	—
Acceleration of stock compensation expense
due to President and CEO retirement	0.05	—	—
Preferred Redemption Allocation	—	0.31	—
Core FFO per share	$6.57	$6.78	$6.47

____________________________

(1)Non-cash rental income includes amortization of deferred rent receivable (net of write-offs), in-place lease intangible, tenant improvement reimbursement, and lease incentive intangible.

(2)Amounts shown are net of accelerated stock compensation expense related to the President and CEO retirement, which is also excluded from the computation of Core FFO.

We believe FFO, Core FFO and FAD assist investors in analyzing and comparing the operating and financial performance of a company’s real estate from period to period. FFO, Core FFO and FAD are not substitutes for GAAP net income. In addition, other REITs may compute FFO, Core FFO, and FAD differently, which could inhibit comparability.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations: We paid $48.2 million in distributions to our preferred shareholders for the year ended December 31, 2020 and expect to continue to pay quarterly distributions of $12.0 million to our preferred shareholders for the foreseeable future or until such time as there is a change in the amount or composition of our series of preferred equity outstanding. Dividends on preferred equity are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of December 31, 2020 and their impact on our future cash flow and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Transaction costs (1)	$9,144	$9,144	$—	$—	$—
Ground lease obligations (2)	1,769	199	596	397	577
Total	$10,913	$9,343	$596	$397	$577

____________________________

(1)Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.

(2)Represents future contractual payments on land under various operating leases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding as of as of December 31, 2020.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018 and the report of Ernst & Young LLP, independent registered public accounting firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2020, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PS Business Parks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2020 and 2019, the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 22, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2021 (the “Proxy Statement”) under the caption “Proposal 1: Election of Directors.”

The Information required by this item with respect to executive officers is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Our Named Executive Officers.”

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

The following table sets forth information as of December 31, 2020 on the Company’s equity compensation plans:

	(a)		(b)		(c)
	Number of		Weighted		Number of Securities
	Securities to be		Average		Remaining Available for
	Issued Upon		Exercise Price of		Future Issuance under
	Exercise of		Outstanding		Equity Compensation
	Outstanding		Options,		Plans (Excluding
	Options, Warrants		Warrants and		Securities Reflected in
Plan Category	and Rights		Rights		Column (a)) (2)
Equity compensation plans approved by security holders (1)	171,694		$108.29		815,894
Equity compensation plans not approved by security holders	—		—		—
Total	171,694	*	$108.29	*	815,894

____________________________

(1)Represents shares of our common stock available for issuance under the Company’s 2012 Equity and Performance-Based Incentive Compensation Plan (2012 Plan).

(2)Amounts remaining available for future issuance account for stock options and RSUs issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance and Board Matters” and “Additional Information about our Directors and Executive Officers; Certain Relationships.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Purchase price accounting
Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company completed two acquisitions during 2020 for consideration of $60.1 million. As explained in Note 3 to the consolidated financial statements, the transactions were accounted for as asset acquisitions, and as such, are recorded at the price to acquire the real estate property, including acquisition costs. The purchase price is allocated to land, building, and acquired lease intangible assets and/or liabilities based upon the relative fair value of the acquired tangible and intangible lease assets and liabilities. The relative fair value of the acquired tangible and intangible lease assets and liabilities were determined by the Company and its valuation specialist utilizing available market information.

Auditing the Company’s accounting for its acquisitions was complex due to the significant estimation required by management in determining the fair values of the acquired land, building, and intangible lease assets and liabilities. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the tangible and intangible lease assets and liabilities as well as the sensitivity of the respective fair values to the significant underlying assumptions. The Company utilized the sales comparison approach to measure the fair value of the acquired land and a combination of the discounted cash flow and replacement costs methods to measure the fair value of the remaining acquired tangible and intangible assets and liabilities. The more significant assumptions utilized included revenue growth rates, discount rates, market rental rates, and capitalization rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

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

For each of the Company’s real estate property acquisitions, we read the purchase and sale agreements, and evaluated whether the Company had appropriately determined whether the transaction was a business combination or asset acquisition. We also evaluated the significant assumptions and methods used in developing the fair value estimates of the tangible assets and intangible lease assets acquired and liabilities assumed. To test the estimated fair value of the land, building and intangible lease assets and liabilities, we performed audit procedures that included, among other procedures, evaluating the Company’s use of the income approach and testing the significant assumptions used in the discounted cash flow model, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we agreed the contractual rents used in the determination of the in-place and above/below market lease intangible assets and liabilities to tenant leases and market information. We also involved our valuation specialists to assist in the assessment of the methodology utilized by the Company, performed procedures to corroborate the reasonableness of the significant assumptions utilized in the developing the fair value estimates, and performed corroborative calculations to assess the reasonableness of the acquired building asset. For example, our valuation specialists (i) used independently identified data sources to evaluate the appropriateness of management’s selected comparable land sales, (ii) calculated the building value using the replacement cost approach and reconciled it to the recorded value, and (iii) obtained market specific information for the revenue growth rates, discount rates, market rental rates, and capitalization rates to corroborate the market information utilized by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Los Angeles, California

February 22, 2021

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a)(1) and Item 15(a)(2))

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2020	2019
ASSETS

Cash and cash equivalents	$69,083	$62,786

Real estate facilities, at cost
Land	874,680	844,419
Buildings and improvements	2,247,389	2,203,308
	3,122,069	3,047,727
Accumulated depreciation	(1,229,102)	(1,158,489)
	1,892,967	1,889,238
Properties held for sale, net	—	15,264
Land and building held for development, net	43,014	28,110
	1,935,981	1,932,612
Rent receivable	1,519	1,392
Deferred rent receivable	36,788	32,993
Other assets	14,334	16,660
Total assets	$2,057,705	$2,046,443

LIABILITIES AND EQUITY

Accrued and other liabilities	$82,065	$84,632
Total liabilities	82,065	84,632
Commitments and contingencies
Equity
PS Business Parks, Inc.’s shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
37,790 shares issued and outstanding at ($944,750 aggregate
liquidation preference) December 31, 2020 and 2019	944,750	944,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,488,547 and 27,440,953 shares issued and outstanding at
December 31, 2020 and 2019, respectively	274	274
Paid-in capital	738,022	736,986
Accumulated earnings (deficit)	73,631	63,666
Total PS Business Parks, Inc.’s shareholders’ equity	1,756,677	1,745,676
Noncontrolling interests	218,963	216,135
Total equity	1,975,640	1,961,811
Total liabilities and equity	$2,057,705	$2,046,443

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For The Years Ended December 31,
	2020	2019	2018

Rental income	$415,623	$429,846	$413,516

Expenses
Cost of operations	125,513	128,343	124,630
Depreciation and amortization	96,314	104,249	99,242
General and administrative	14,526	13,761	12,072
Total operating expenses	236,353	246,353	235,944

Interest and other income	1,234	4,492	1,510
Interest and other expense	(1,072)	(657)	(665)
Gain on sale of real estate facilities	27,273	16,644	93,484
Net income	206,705	203,972	271,901
Allocation to noncontrolling interests	(33,158)	(29,006)	(45,199)
Net income allocable to PS Business Parks, Inc.	173,547	174,966	226,702
Allocation to preferred shareholders based upon
Distributions	(48,186)	(54,346)	(51,880)
Redemptions (Note 9)	—	(11,007)	—
Allocation to restricted stock unit holders	(716)	(910)	(1,923)
Net income allocable to common shareholders	$124,645	$108,703	$172,899

Net income per common share
Basic	$4.54	$3.96	$6.33
Diluted	$4.52	$3.95	$6.31

Weighted average common shares outstanding
Basic	27,475	27,418	27,321
Diluted	27,563	27,526	27,422

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

							Total PS
							Business Parks,
	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity	Interests	Equity
Balances at December 31, 2017	38,390	$959,750	27,254,607	$272	$735,067	$(1,778)	$1,693,311	$196,625	$1,889,936
Issuance of common stock in connection
with stock-based compensation	—	—	107,494	2	3,008	—	3,010	—	3,010
Stock compensation, net	—	—	—	—	3,032	—	3,032	—	3,032
Cash paid for taxes in lieu of shares upon
vesting of restricted stock units	—	—	—	—	(4,981)	—	(4,981)	—	(4,981)
Consolidation of joint venture (see Note 3)	—	—	—	—	—	—	—	4,032	4,032
Net income	—	—	—	—	—	226,702	226,702	45,199	271,901
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(51,880)	(51,880)	—	(51,880)
Common stock ($3.80)	—	—	—	—	—	(103,837)	(103,837)	—	(103,837)
Noncontrolling interests—common units	—	—	—	—	—	—	—	(27,760)	(27,760)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	5	—	5	(5)	—
Balances at December 31, 2018	38,390	959,750	27,362,101	274	736,131	69,207	1,765,362	218,091	1,983,453
Issuance of preferred stock,
net of issuance costs	13,000	325,000	—	—	(8,962)	—	316,038	—	316,038
Redemption of preferred stock,
net of issuance costs	(13,600)	(340,000)	—	—	11,007	(11,007)	(340,000)	—	(340,000)
Issuance of common stock in connection
with stock-based compensation	—	—	78,852	—	969	—	969	—	969
Stock compensation, net	—	—	—	—	4,046	—	4,046	—	4,046
Cash paid for taxes in lieu of shares upon
vesting of restricted stock units	—	—	—	—	(6,350)	—	(6,350)	—	(6,350)
Net income	—	—	—	—	—	174,966	174,966	29,006	203,972
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(54,346)	(54,346)	—	(54,346)
Common stock ($4.20)	—	—	—	—	—	(115,154)	(115,154)	—	(115,154)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(30,683)	(30,683)
Joint venture	—	—	—	—	—	—	—	(134)	(134)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	145	—	145	(145)	—
Balances at December 31, 2019	37,790	944,750	27,440,953	274	736,986	63,666	1,745,676	216,135	1,961,811
Issuance of common stock in connection
with stock-based compensation	—	—	47,594	—	258	—	258	—	258
Stock compensation, net	—	—	—	—	4,994	—	4,994	—	4,994
Cash paid for taxes in lieu of shares upon							—
vesting of restricted stock units	—	—	—	—	(4,216)	—	(4,216)	—	(4,216)
Capital contribution to joint venture (Note 4)	—	—	—	—	—	—	—	493	493
Net income	—	—	—	—	—	173,547	173,547	33,158	206,705
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(48,186)	(48,186)	—	(48,186)
Common stock ($4.20)	—	—	—	—	—	(115,396)	(115,396)	—	(115,396)
Noncontrolling interests—							—
Common units	—	—	—	—	—	—	—	(30,683)	(30,683)
Joint venture	—	—	—	—	—	—	—	(140)	(140)
Balances at December 31, 2020	37,790	$944,750	27,488,547	$274	$738,022	$73,631	$1,756,677	$218,963	$1,975,640

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For The Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$206,705	$203,972	$271,901
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization expense	96,314	104,249	99,242
Straight-line rent and amortization of lease intangibles, net	(4,713)	(3,936)	(5,230)
Gain on sale of real estate facilities	(27,273)	(16,644)	(93,484)
Stock compensation expense	5,648	4,956	4,174
Amortization of financing costs	548	544	537
Other, net	(254)	(2,546)	(987)
Total adjustments	70,270	86,623	4,252
Net cash provided by operating activities	276,975	290,595	276,153
Cash flows from investing activities
Capital expenditures to real estate facilities	(36,062)	(39,365)	(38,663)
Capital expenditures to land and building held for development	(16,412)	(5,278)	(1,183)
Acquisition of real estate facilities	(60,019)	(134,278)	(142,399)
Proceeds from sale of real estate facilities	40,674	144,599	145,097
Consolidation of joint venture	—	—	1,082
Net cash used in investing activities	(71,819)	(34,322)	(36,066)
Cash flows from financing activities
Borrowings on credit facility	—	70,000	50,000
Repayment of borrowings on credit facility	—	(70,000)	(50,000)
Payment of financing costs	(335)	(296)	(307)
Proceeds from the exercise of stock options	258	969	3,010
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(4,216)	(6,350)	(4,981)
Redemption of preferred stock	—	(340,000)	(130,000)
Net proceeds from the issuance of preferred stock	—	316,038	—
Capital contribution to joint venture	493	—	—
Cash paid to restricted stock unit holders	(654)	(910)	(1,142)
Distributions paid to preferred shareholders	(48,186)	(54,346)	(52,573)
Distributions paid to common shareholders	(115,396)	(115,154)	(103,837)
Distributions paid to noncontrolling interests—common units	(30,683)	(30,683)	(27,760)
Distributions paid to noncontrolling interests—joint venture	(140)	(134)	—
Net cash used in financing activities	(198,859)	(230,866)	(317,590)
Net increase (decrease) in cash and cash equivalents	6,297	25,407	(77,503)
Cash, cash equivalents and restricted cash at the beginning of the period	63,874	38,467	115,970
Cash, cash equivalents and restricted cash at the end of the period	$70,171	$63,874	$38,467

Supplemental disclosures
Interest paid	$—	$67	$40
See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For The Years Ended December 31,
	2020	2019	2018
Supplemental schedule of non-cash investing and financing activities
Adjustment to noncontrolling interests—common units in the OP
Noncontrolling interests—common units	$—	$(145)	$(5)
Paid-in capital	$—	$145	$5
Preferred redemption allocation
Paid-in capital	$—	$11,007	$—
Accumulated earnings (deficit)	$—	$(11,007)	$—
Accrued capital expenditures to land and building held for development
Land and building held for development, net	$1,698	$—	$—
Accrued and other liabilities	$(1,698)	$—	$—
Consolidation of joint venture
Land	$—	$—	$21,814
Buildings and improvements	$—	$—	$84,903
Other, net	$—	$—	$(1,787)
Investment in and advances to unconsolidated joint venture	$—	$—	$(100,898)
Noncontrolling interests—joint venture	$—	$—	$(4,032)

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2020, PSB owned 79.0% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and our consolidated joint ventures, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS also owns 7.2 million common shares and would own 41.6% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. As of December 31, 2020, the Company owned and operated 27.7 million rentable square feet of commercial space in six states comprising 98 parks and 675 buildings. The Company also held a 95.0% interest in a joint venture entity which owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia, and a 98.2% interest in a joint venture formed to develop Brentford at The Mile, a planned 411-unit multifamily apartment complex also located in Tysons, Virginia. The Company manages for a fee approximately 0.4 million rentable square feet on behalf of PS.

References herein to the number of properties, parks, apartment units or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm's audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

We account for investments in entities that are not VIEs that we have significant influence over, but do not control, using the equity method of accounting and for investment in entities that we control, we consolidate. We do not consider the joint venture entity that owns Highgate at The Mile a VIE, but we consolidate the entity as the Company has control over the joint venture. See Note 3 for more information relating to this joint venture arrangement.

We have a 98.2% interest in Brentford at The Mile, a planned 411-unit multifamily apartment complex (the “Brentford Joint Venture”). An unrelated real estate development company (the “JV Partner”) holds the remaining 1.8% interest. Based on management’s analysis of the joint venture and certain related agreements, we have concluded we have control over the

Brentford Joint Venture as we (a) are the managing member of Brentford Joint Venture, (b) have designated decision making power to direct the activities that most significantly affect the economic performance of the joint venture, and (c) have a 98.2% economic interest in the investment. Thus, we determined the Brentford Joint Venture is a VIE, and that we are the primary beneficiary. As such, we consolidate the Brentford Joint Venture, and the related land and development costs of $15.1 million was included in land and building held for development, net on our consolidated balance sheets as of December 31, 2020. The assets of the Brentford Joint Venture may only be used to settle obligations of the Brentford Joint Venture and the creditors of the Brentford Joint Venture have no recourse to the general credit of the Company. See Note 4 for more information relating to this joint venture arrangement.

PS, the sole limited partner in the OP, has no power to direct the activities of the OP. PSB is the primary beneficiary and has control over the OP as we have the exclusive responsibility under the Operating Partnership Agreement to manage and conduct the business of the OP. Accordingly, we consider the OP a VIE and consolidate it. Substantially all of our assets and liabilities are held by the OP.

Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units (ii) a third-party 5.0% interest in our consolidated joint venture that owns Highgate at The Mile and (iii) a 1.8% interest in our consolidated joint venture formed to develop Brentford at The Mile. See Note 7 for further information on noncontrolling interests.

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

Financial assets that are exposed to credit risk consist primarily of cash equivalents and receivables. The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents, which consist primarily of money market investments, are only invested in entities with an investment grade rating. Receivables are balances due from various customers. Balances that the Company expects to become uncollectible are written off. Due to the short period to maturity of the Company’s cash and cash equivalents, accounts receivable, other assets and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value.

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets as of December 31, 2020, 2019, and 2018 (in thousands):

	For The Years Ended December 31,
	2020	2019	2018
Consolidated balance sheets
Cash and cash equivalents	$69,083	$62,786	$37,379
Restricted cash included in
Land and building held for development, net	1,088	1,088	1,088
Cash, cash equivalents and restricted cash
at the end of the period	$70,171	$63,874	$38,467

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

Real estate facilities

Real estate facilities are recorded at cost. Property taxes, insurance, interest and costs essential to the development of property for its intended use are capitalized during the period of development. Direct costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to provide benefit for a period greater than two years are capitalized and depreciated over their estimated useful life. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives, which generally range from five to 30 years. Transaction costs, which include tenant improvements and lease commissions, for leases with terms greater than one year are capitalized and depreciated over the corresponding lease term.

Property held for sale or development

Real estate is classified as held for sale when the asset is being marketed for sale and we expect that a sale is likely to occur in the next 12 months. Real estate is classified as held for development when it is no longer used in its original form and it will be developed to an alternate use. Property held for sale or development is not depreciated.

Intangible assets/liabilities

When we acquire real estate facilities, an intangible asset is recorded in other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded in other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of December 31, 2020, the value of above-market in-place rents resulted in net intangible assets of $1.2 million, net of $11.1 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $2.2 million, net of $12.2 million of accumulated amortization. As of December 31, 2019, the value of above-market in-place rents resulted in net intangible assets of $1.2 million, net of $10.6 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $2.4 million, net of $11.4 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place lease intangible (i.e., customer lease-up costs) is recorded in other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of December 31, 2020, the value of acquired in-place lease intangible resulted in net intangible assets of $5.3 million, net of $7.2 million of accumulated amortization. As of December 31, 2019, the value of acquired in-place lease intangible resulted in net intangible assets of $5.7 million, net of $4.1 million of accumulated amortization.

As of December 31, 2020, the value of our right-of-use (“ROU”) assets relating to our existing ground lease arrangements, included in “other assets” on our consolidated balance sheets and the corresponding liability included under “accrued and other liabilities,” was $1.5 million, net of $0.2 million of accumulated amortization. As of December 31, 2019, the value of our ROU assets and related liability relating to our ground lease arrangements was $1.6 million, net of $0.1 million of accumulated amortization. These ground leases expire in 2029 and 2030 and do not have options to extend. As of December 31, 2020, the remaining lease terms were 8.8 years and 9.1 years. Lease expense for these ground leases is recognized in the period the applicable costs are incurred, and the monthly lease amount for these operating leases is constant and without contractual increases throughout the remaining terms.

Evaluation of asset impairment

We evaluate our real estate and finite-lived intangible assets for impairment each quarter. If there are indicators of impairment and we determine that the carrying value of the asset is not recoverable from estimated future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value less costs to sell or expected net proceeds from disposal.

No impairment charges were recorded in any period presented herein.

Asset impairment due to casualty loss

It is our policy to record losses due to physical damages during the accounting period in which they occur, while the amount of monetary assets to be received from the insurance policy, if any, is recognized when receipt of insurance recoveries is probable. Losses, which are reduced by the related probable insurance recoveries, are recorded as costs of operations on the consolidated statements of income. Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved. Anticipated recoveries for lost rental income due to property damages are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.

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

Accrued and other liabilities

Accrued and other liabilities consist primarily of rents prepaid by our customers, trade payables, property tax accruals, accrued payroll and contingent loss accruals when probable and estimable, as well as the intangible liabilities discussed above. We disclose the nature of significant losses not accrued that are reasonably possible of occurring and, if estimable, a range of exposure. The fair value of accrued and other liabilities approximate book value due to the short period until settlement.

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

The Company monitors the collectability of its receivable balances, including deferred rent receivable balances, on an ongoing basis. The Company writes off uncollectible customer receivable balances, including deferred rent receivable balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis, plus any accruable variable lease payments for those customer receivable balances deemed uncollectible. The Company wrote-off accounts receivable and deferred rent receivable of $1.6 million and $3.1 million, respectively, for the year ended December 31, 2020.

The Company recognized revenue from our lease arrangements aggregating to $415.6 million, $429.8 million, and $413.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. This revenue consisted primarily of rental income from operating leases and the related variable lease payments resulting from reimbursements of property operating expenses. Base rental income was $319.2 million, $333.3 million, and $322.3 million for the years ended December 31, 2020, 2019, and 2018, respectively, while variable lease payments were $96.4 million, $96.5 million, and $91.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

In April 2020, the Financial Accounting Standards Board issued a Staff Question-and-Answer ("Lease Modification Q&A") to respond to frequently asked questions about accounting for lease concessions related to the novel coronavirus (“COVID-19”) pandemic. Under existing lease guidance, an entity would have to determine, on a lease by lease basis, if a lease concession contained a lease modification which would be accounted for under the lease modification framework, or if a lease concession was an enforceable right or obligation that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides that, to the extent that cash flow after the lease concessions are substantially the same, or less than, the cash flow previously required by the existing lease, an entity is not required to evaluate each contract to determine whether a concession provided by a lessor to a lessee in response to the COVID-19 pandemic is a lease modification. Instead, an entity can account for such lease concessions either (i) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or (ii) as a lease modification. Based on the Lease Modification Q&A, an entity is not required to account for all lease concessions in response to the COVID-19 pandemic under one elected option; however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances.

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

As a result of the COVID-19 pandemic, for the year ended December 31, 2020 the Company entered into rent relief agreements with 393 customers (representing 11.0% of total customers based on rental income). The Company agreed to defer $5.7 million and abate $1.3 million of billed rental income during year ended December 31, 2020. As of February 19, 2021, of the $5.7 million of COVID-19 related rent deferrals, the Company collected $3.7 million, or 97.1%, of scheduled repayments billed through February 1, 2021. The duration and severity of the effects of the COVID-19 pandemic on the economy are uncertain and are likely to impact collectability of certain customers rent receivable balances in the future. The Company has taken into account the current financial condition of its tenants, including consideration of COVID-19 impacts, in its estimation of its uncollectible accounts and deferred rents receivable at December 31, 2020. The Company is closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

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

Income taxes

We have elected to be treated as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we do not incur U.S. federal corporate income tax if we distribute all of our “REIT taxable income” each year, and if we meet certain organizational and operational requirements. We believe we have met these REIT requirements for all periods presented herein. Accordingly, we have recorded no U.S. federal corporate income tax expense related to our “REIT taxable income.”

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of December 31, 2020 and 2019, we did not recognize any tax benefit for uncertain tax positions.

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

	2020	2019	2018
Calculation of net income allocable to common shareholders
Net income	$206,705	$203,972	$271,901
Net (income) loss allocated to
Preferred shareholders based upon distributions	(48,186)	(54,346)	(51,880)
Preferred shareholders based upon redemptions	—	(11,007)	—
Noncontrolling interests—joint venture	(17)	(44)	1,030
Restricted stock unit holders	(716)	(910)	(1,923)
Net income allocable to common shareholders
and noncontrolling interests—common units	157,786	137,665	219,128
Net income allocation to noncontrolling interests—
common units	(33,141)	(28,962)	(46,229)
Net income allocable to common shareholders	$124,645	$108,703	$172,899

Calculation of common partnership units as a percentage of common share equivalents
Weighted average common shares outstanding	27,475	27,418	27,321
Weighted average common partnership units outstanding	7,305	7,305	7,305
Total common share equivalents	34,780	34,723	34,626
Common partnership units as a percentage of common
share equivalents	21.0%	21.0%	21.1%

Weighted average common shares outstanding
Basic weighted average common shares outstanding	27,475	27,418	27,321
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	88	108	101
Diluted weighted average common shares outstanding	27,563	27,526	27,422

Segment reporting

The Company has two operating segments: (i) the acquisition, development, ownership and management of commercial real estate and (ii) the acquisition, development, ownership and management of multifamily real estate, but has only one reportable segment as the multifamily segment does not meet the quantitative thresholds necessary to require reporting as a separate segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2019 in order to conform to the 2020 presentation, including reclassifying assets sold during 2020 from “real estate facilities, at cost” totaling $3.8 million as of December 31, 2019 into “properties held for sale, net” on our consolidated balance sheets. Additionally, we combined all non-cash rental income items into straight-line rent and amortization of lease intangibles, net within the operating activities section of our consolidated statements of cash flows for all periods presented herein.

3. Real estate facilities

Activity related to our real estate facilities for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2017	$708,706	$1,921,379	$(1,012,798)	$1,617,287
Acquisition of real estate facilities	25,806	112,230	—	138,036
Consolidation of joint venture	21,814	84,903	—	106,717
Capital expenditures	—	38,904	—	38,904
Disposals (1)	—	(17,345)	17,345	—
Depreciation and amortization expense	—	—	(96,732)	(96,732)
Transfer to properties held for sale	—	(4,208)	6,252	2,044
Balances at December 31, 2018	756,326	2,135,863	(1,085,933)	1,806,256
Acquisition of real estate facilities	88,093	44,313	—	132,406
Capital expenditures	—	40,092	—	40,092
Disposals (1)	—	(15,796)	15,796	—
Depreciation and amortization expense	—	—	(93,416)	(93,416)
Transfer to properties held for sale	—	(1,164)	5,064	3,900
Balances at December 31, 2019 (2)	844,419	2,203,308	(1,158,489)	1,889,238
Acquisition of real estate facilities	30,261	27,168	—	57,429
Capital expenditures	—	36,328	—	36,328
Disposals (1)	—	(19,399)	19,399	—
Depreciation and amortization expense	—	—	(90,058)	(90,058)
Transfer to properties held for sale	—	(16)	46	30
Balances at December 31, 2020	$874,680	$2,247,389	$(1,229,102)	$1,892,967

____________________________

(1)Disposals primarily represent the book value of tenant improvements that have been removed upon the customer vacating their space.

(2)Land, building and improvements, and accumulated depreciation, respectively, totaling $2.2 million, $2.8 million, and $1.2 million were reclassified as of December 31, 2019 to “properties held for sale, net” representing two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process and sold in 2020.

We have a 95.0% interest in a joint venture that owns Highgate at The Mile, a 395-unit multifamily apartment complex on a five-acre parcel within The Mile. The remaining 5.0% interest in the joint venture is held by the JV Partner. We consolidate the joint venture that owns Highgate at The Mile and as such, the consolidated real estate assets and activities related to this joint venture are included in the table above.

The unaudited December 31, 2020 net federal tax basis of real estate facilities was approximately $1.7 billion.

As of December 31, 2020, we have commitments, pursuant to executed leases throughout our portfolio, to spend $9.1 million on transaction costs, which include tenant improvements and lease commissions.

The purchase price of acquired properties is allocated to land, buildings and improvements (including tenant improvements, unamortized lease commissions, acquired in-place lease intangible and customer relationships, if any), and intangible assets and intangible liabilities (see Note 2), based upon the relative fair value of each component, which are evaluated independently.

The Company must make significant assumptions in determining the fair value of assets acquired and liabilities assumed, which can affect the recognition and timing of revenue and depreciation and amortization expense. The fair value of land is estimated based upon, among other considerations, comparable sales of land within the same region. The fair value of buildings and improvements is determined using a combination of the income and replacement cost approaches which both utilize available market information relevant to the acquired property. The fair value of other acquired assets including tenant improvements and unamortized lease commissions are determined using the replacement cost approach. The amount recorded to acquired in-place lease intangible is also determined utilizing the income approach using market assumptions which are based on management’s assessment of current market conditions and the estimated lease-up periods for the respective spaces. Transaction costs related to asset acquisitions are capitalized.

On October 28, 2020, we acquired a multi-tenant industrial park comprising approximately 246,000 rentable square feet in Alexandria, Virginia, for a total purchase price of $46.6 million, inclusive of capitalized transaction costs.

On January 10, 2020, we acquired a multi-tenant industrial park comprising approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs.

On December 20, 2019, we acquired a multi-tenant flex park comprising approximately 79,000 rentable square feet in Santa Clara, California, for a total purchase price of $16.8 million, inclusive of capitalized transaction costs.

On September 5, 2019, we acquired a multi-tenant industrial park comprising approximately 543,000 rentable square feet in Santa Fe Springs, California, for a total purchase price of $104.3 million, inclusive of capitalized transaction costs.

On April 18, 2019, we acquired a multi-tenant industrial park comprising approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million, inclusive of capitalized transaction costs.

On June 8, 2018, we acquired two multi-tenant industrial parks aggregating 1.1 million rentable square feet in Springfield, Virginia, for a purchase price of $143.8 million, inclusive of capitalized transaction costs.

The following table summarizes assets acquired and liabilities assumed for the years ended December 31, (in thousands):

	2020	2019	2018
Land	$30,261	$88,093	$25,806
Buildings and improvements	27,168	44,313	112,230
Other assets (above-market in-place rents)	523	—	1,487
Accrued and other liabilities (below-market in-place rents)	(557)	(1,241)	(1,790)
Other assets (in-place lease intangible)	2,700	3,777	6,033
Total purchase price	60,095	134,942	143,766
Net operating assets acquired and liabilities assumed	(76)	(664)	(1,367)
Total cash paid	$60,019	$134,278	$142,399

The following table summarizes the assets acquired and liabilities assumed related to the consolidation of the joint venture, which was accounted for as an asset acquisition, as of January 1, 2018 (in thousands):

Land	$21,814
Buildings and improvements	84,903
Other assets (in-place lease intangible)	1,199
Total consolidated joint venture	107,916
Noncontrolling interest in consolidated joint venture	(4,032)
Net book value of joint venture at consolidation	$103,884

During 2020, we developed an 83,000 square foot shallow-bay industrial building at our Freeport Business Park in Irving, Texas. As of December 31, 2020, $7.8 million had been incurred and was reflected under land and building held for development, net on our consolidated balance sheets. An additional $0.3 million was incurred subsequent to December 31, 2020 and construction was completed in January 2021.

Properties Sold

On September 16, 2020, the Company sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net proceeds of $11.4 million, which resulted in a gain on sale of $7.7 million. On January 7, 2020, we sold an 113,000 square foot office building located at Metro Park North in Rockville, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million. These properties were classified as held for sale, net, in the consolidated balance sheet as of December 31, 2019.

On October 8, 2019, the Company sold 1.3 million rentable square feet of flex and office business parks located in Rockville and Silver Spring, Maryland, for net sale proceeds of $144.6 million, which resulted in a gain on sale of $16.6 million. We determined that these sales did not meet the criteria for discontinued operations presentation, as the sales of such assets did not represent a strategic shift that will have a major effect on our operations and financial results.

On March 5, 2018, we sold Corporate Pointe Business Park, a park consisting of five multi-tenant office buildings totaling 161,000 square feet located in Orange County, California, for net sale proceeds of $41.7 million, which resulted in a gain on sale of $26.8 million. On April 18, 2018, we sold Orange County Business Center, a park consisting of five multi-tenant office buildings totaling 437,000 square feet located in Orange County, California, for net sale proceeds of $73.3 million, which resulted in a gain on sale of $50.6 million. On April 30, 2018, we sold Northgate Business Park, a park consisting of seven multi-tenant flex buildings totaling 194,000 square feet located in Dallas, Texas, for net sale proceeds of $11.8 million, which resulted in a gain on sale of $7.9 million. On October 31, 2018, we sold Orangewood Office Park, a park consisting of two multi-tenant office buildings totaling 107,000 square feet located in Orange County, California, for net sale proceeds of $18.3 million, which resulted in a gain on sale of $8.2 million. We determined that these sales also did not meet the criteria for discontinued operations presentation, as the sales of such assets did not represent a strategic shift that will have a major effect on our operations and financial results.

4. Multifamily developmental activity

In August 2020, the Company entered into the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex. Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed the Brentford Parcel to the Brentford Joint Venture at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.5 million as of December 31, 2020.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months. As of December 31, 2020, the development cost incurred was $9.6 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.5 million cost basis in the Brentford Parcel. During the year ended December 31, 2020, the Company also recorded non-capitalizable demolition costs of $0.3 million in interest and other expense on our consolidated statements of income.

5. Leasing activity

The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses that may be collectable under these leases, as of December 31, 2020 is as follows (in thousands):

2021	$295,415
2022	224,442
2023	160,352
2024	109,475
2025	65,356
Thereafter	120,165
Total	$975,205

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $96.4 million, $96.5 million, and $91.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. These variable lease payment amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 2.9% of total leased square footage are subject to termination options, of which 1.8% have termination options exercisable through December 31, 2021 (unaudited). In general, these leases provide for termination payments to us should the termination options be exercised. Certain leases also have an option to extend the term of the lease. The future minimum rental income in the above table assumes termination options and lease extension options are not exercised.

6. Bank loans

We have an unsecured revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). We had zero balance outstanding on our Credit Facility at December 31, 2020 and 2019. The Company had $0.2 million and $0.5 million of total unamortized loan origination costs as of December 31, 2020 and 2019, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with at December 31, 2020. Interest on outstanding borrowings is payable monthly.

7. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $215.7 million and $213.2 million at December 31, 2020 and 2019, respectively, and (ii) the JV Partner’s interests in our consolidated joint ventures, totaling $3.3 million and $2.9 million at December 31, 2020 and 2019, respectively.

PS OP Interests

Each common partnership unit receives a cash distribution equal to the dividend paid on our common shares and is redeemable at PS’s option.

If PS exercises its right of redemption, at PSB’s option (a) PS will receive one common share from us for each common partnership unit redeemed, or (b) PS will receive cash from us for each common partnership unit redeemed generally equal to the market value of a common share (as defined in the Operating Partnership Agreement). We can prevent redemptions that we believe would violate either our articles of incorporation or securities laws, cause PSB to no longer qualify as a REIT, or could result in the OP no longer being treated as a partnership for U.S. federal tax purposes.

In allocating net income and presenting equity, we treat the common partnership units as if converted to common shares. Accordingly, they received the same net income allocation per unit as a common share totaling $33.1 million, $29.0 million, and $46.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

JV Partner

As a result of consolidating the Brentford Joint Venture, the Company recorded noncontrolling interests of $0.5 million related to the JV Partner’s 1.8% interest during the year ended December 31, 2020.

In conjunction with consolidating the joint venture owning Highgate at The Mile, we recorded noncontrolling interest of $4.0 million related to the JV Partner’s 5.0% interest on January 1, 2018.

8. Related party transactions

We manage certain industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues, which is included in interest and other income on our consolidated statements of income. Management fee revenues were $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $0.4 million, $0.4 million, and $0.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were $0.1 million for each of the years ended December 31, 2020, 2019, and 2018, respectively. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling $0.1 million for each of the three years ended December 31, 2020, 2019, and 2018, respectively. These amounts are included under cost of operations on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $1.2 million for costs PS incurred on our behalf for each of the years ended December 31, 2020, 2019, and 2018. PS reimbursed us less than $0.1 million for costs we incurred on their behalf for each of the years ended December 31, 2020, 2019, and 2018, respectively.

The Company had net amounts due to PS of less than $0.1 million and $0.1 million at December 31, 2020 and 2019, respectively, for these contracts.

9. Shareholders’ equity

Preferred stock

As of December 31, 2020 and 2019, the Company had the following series of preferred stock outstanding:

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

We paid $48.2 million, $54.3 million, and $52.6 million in distributions to our preferred shareholders for the years ended December 31, 2020, 2019, and 2018, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of our preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At December 31, 2020, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, our preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock and units

We paid $115.4 million ($4.20 per common share), $115.2 million ($4.20 per common share), and $103.8 million ($3.80 per common share) in distributions to our common shareholders for the years ended December 31, 2020, 2019, and 2018, respectively. We paid $30.7 million ($4.20 per common unit), $30.7 million ($4.20 per common unit), and $27.8 million ($3.80 per common unit) in distributions to our common unit holders for the years ended December 31, 2020, 2019, and 2018, respectively.

The portion of the distributions classified as ordinary income was 100.0%, 100.0%, and 99.3% for the years ended December 31, 2020, 2019, and 2018, respectively. The portion of the distributions classified as long-term capital gain income was 0.0%, 0.0% and 0.7% for the years ended December 31, 2020, 2019, and 2018, respectively. The percentages in the two preceding sentences are unaudited.

During the three months ended June 30, 2018, the Board increased our quarterly dividend from $0.85 per common share to $1.05 per common share.

Equity stock

The Company is authorized to issue 100.0 million shares of Equity Stock. The Articles of Incorporation provide that Equity Stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock. As of December 31, 2020 and 2019, no equity stock had been issued.

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

In August 2020, the Company announced that Maria Hawthorne was retiring from her role as President and CEO effective September 1, 2020 and would continue to serve as a director of the Company. Due to Ms. Hawthorne’s continued service as a director of the Company, her unvested stock option and restricted stock units will continue to vest on their original vesting schedule in accordance with the Company’s 2012 Equity and Performance-Based Incentive Compensation Plan and related award agreements. For financial reporting purposes, the end of the service periods for these stock option and restricted stock unit grants have changed from the various respective vesting dates to September 1, 2020, the date of her retirement as President and CEO. Accordingly, all remaining stock compensation expense for Ms. Hawthorne, which totaled $1.7 million, was amortized and included in general and administrative expense during the year ended December 31, 2020.

Stock Options

Stock options expire 10 years after the grant date and the exercise price is equal to the closing trading price of our common shares on the grant date. Stock option holders cannot require the Company to settle their award in cash. We use the Black-Scholes option valuation model to estimate the fair value of our stock options on the date of grant.

	2020	2019	2018
Stock option expense for the year ( in 000's)	$412	$299	$236
Aggregate exercise date intrinsic value of options exercised during the year (in 000's)	$305	$1,567	$2,752

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	0.4%	2.0%	2.8%
Expected volatility, based upon historical volatility	22.3%	22.2%	20.8%
Expected dividend yield	3.3%	2.6%	2.9%

Average estimated value of options granted during the year	$15.27	$26.85	$18.11

As of December 31, 2020, there was $1.0 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.4 years.

Cash received from 4,136 stock options exercised during the year ended December 31, 2020 was $0.3 million. Cash received from 15,585 stock options exercised during the year ended December 31, 2019 was $1.0 million. Cash received from 44,994 stock options exercised during the year ended December 31, 2018 was $3.0 million.

Information with respect to stock options during 2020, 2019, and 2018 is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2017	172,409	$78.63
Granted	16,000	$115.45
Exercised	(44,994)	$66.88
Forfeited	—	$—
Outstanding at December 31, 2018	143,415	$86.42
Granted	34,000	$163.95
Exercised	(15,585)	$62.15
Forfeited	(4,000)	$110.04
Outstanding at December 31, 2019	157,830	$104.92
Granted	18,000	$127.22
Exercised	(4,136)	$62.29
Forfeited	—	$—
Outstanding at December 31, 2020	171,694	$108.29	4.49 Years	$5,278
Exercisable at December 31, 2020	105,094	$89.74	3.85 Years	$4,744

RSUs

RSUs granted prior to 2016 are subject to a six-year vesting, with 20% vesting after year two, and 20% vesting after each of the next four years. RSUs granted during and subsequent to 2016 are subject to a five-year vesting at the rate of 20% per year. Grantees receive dividends for each outstanding RSU equal to the per share dividend received by common shareholders. We expense any dividends previously paid upon forfeiture of the related RSU. Upon vesting, the grantee receives common shares equal to the number of vested RSUs, less common shares withheld in exchange for tax withholdings made by the Company to satisfy the grantee’s statutory tax liabilities arising from the vesting. The fair value of our RSUs is determined based upon the applicable closing trading price of our common shares on the date of grant.

In March 2020, the Compensation Committee of the Board approved an annual performance-based equity incentive program (“Annual Equity Incentive Program”) under the Company’s 2012 Equity and Performance-Based Incentive Compensation Plan. Under the program, certain employees will be eligible on an annual basis to receive RSUs based on the Company’s achievement of pre-established targets for (i) growth in net asset value per share, and (ii) shareholder value creation, each as computed pursuant to the terms of the Annual Equity Incentive Program. In the event the pre-established targets are achieved, eligible employees will receive the target award, except that the Compensation Committee of the Board may adjust the actual award to 75%-125% of the target award based on the their assessment of whether certain strategic and operational goals were accomplished in the performance period.

During the year ended December 31, 2020, management determined that it was not probable that the targets under the Annual Equity Incentive Program for the 2020 performance year would be met, largely due to the negative impact of the COVID-19 pandemic, and, as such, the Company did not record stock compensation expense related to the Annual Equity Incentive Program.

During the three months and year ended December 31, 2020, the Company granted a total of 18,286 RSUs to our Regional and Divisional Vice Presidents. Furthermore, during the same periods, the Company also granted a one-time special equity grant of 20,000 RSUs to our Interim President and Chief Executive Officer and Chief Operating Officer.

Information with respect to RSUs during 2020, 2019, and 2018 is as follows (dollar amounts in thousands):

		Weighted
	Number of	Average Grant
Restricted Stock Units:	RSUs	Date Fair Value
Nonvested at December 31, 2017	165,083	$15,116
Granted	194,450	18,431
Vested	(106,103)	(9,256)
Forfeited	(10,140)	(905)
Nonvested at December 31, 2018	243,290	23,386
Granted	6,400	1,137
Vested	(95,500)	(8,753)
Forfeited	(3,342)	(345)
Nonvested at December 31, 2019	150,848	$15,425
Granted	46,036	5,562
Vested	(73,256)	(6,991)
Forfeited	(2,120)	(290)
Nonvested at December 31, 2020	121,508	$13,706

As of December 31, 2020, there was $7.8 million of unamortized compensation expense related to RSUs expected to be recognized over a weighted average period of 3.4 years.

(In thousands, except number of shares)	2020	2019	2018
Restricted share unit expense	$4,475	$3,196	$3,727
Common shares issued upon vesting	43,458	55,267	62,500
Fair value of vested shares on vesting date	$10,350	$15,078	$12,127
Cash paid for taxes in lieu of shares upon vesting of RSUs	$4,216	$6,350	$4,981

In July 2019, the Company amended the Retirement Plan for Non-Employee Directors (the “Director Retirement Plan”), to increase the maximum shares issued upon retirement as a director from 8,000 shares to 10,000 shares of common stock. The Company recognizes compensation expense with regard to grants to be issued in the future under the Director Retirement Plan over the requisite service period. The Company recorded compensation expense related to these shares of $0.8 million, $1.5 million, and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

In April 2019, we issued 8,000 shares to a director upon retirement with an aggregate fair value of $1.2 million. No director retirement shares were issued during the years ended December 31, 2020 and 2018.

11. Commitments and contingencies

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

12. Subsequent Events

Other than as disclosed elsewhere, no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the accompanying notes.

PS BUSINESS PARKS, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(IN THOUSANDS)

					Cost
					Capitalized
					Subsequent to	Gross Carrying Amount at
			Initial Cost to Company		Acquisition	December 31, 2020
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Buena Park Industrial Center	Buena Park, CA	317	$3,245	$7,703	$3,640	$3,245	$11,343	$14,588	$8,505	1997	5	-	30
Carson	Carson, CA	77	990	2,496	1,704	990	4,200	5,190	3,397	1997	5	-	30
Cerritos Business Center	Cerritos, CA	395	4,218	10,273	4,765	4,218	15,038	19,256	11,880	1997	5	-	30
Cerritos/Edwards	Cerritos, CA	31	450	1,217	1,661	450	2,878	3,328	2,300	1997	5	-	30
Concord Business Park	Concord, CA	246	12,454	20,491	1,152	12,454	21,643	34,097	8,093	2011	5	-	30
Culver City	Culver City, CA	147	3,252	8,157	6,375	3,252	14,532	17,784	12,000	1997	5	-	30
Bayview Business Park	Fremont, CA	104	4,990	4,831	387	4,990	5,218	10,208	2,203	2011	5	-	30
Christy Business Park	Fremont, CA	334	11,451	16,254	1,640	11,451	17,894	29,345	7,415	2011	5	-	30
Industrial Drive Distribution Center	Fremont, CA	199	7,482	6,812	1,243	7,482	8,055	15,537	3,185	2011	5	-	30
Bay Center Business Park	Hayward, CA	463	19,052	50,501	3,291	19,052	53,792	72,844	19,804	2011	5	-	30
Cabot Distribution Center	Hayward, CA	249	5,859	10,811	532	5,859	11,343	17,202	3,725	2011	5	-	30
Diablo Business Park	Hayward, CA	271	9,102	15,721	1,079	9,102	16,800	25,902	6,263	2011	5	-	30
Eden Landing	Hayward, CA	83	3,275	6,174	142	3,275	6,316	9,591	2,348	2011	5	-	30
Hayward Business Park	Hayward, CA	1,091	28,256	54,418	4,849	28,256	59,267	87,523	20,384	2011	5	-	30
Huntwood Business Park	Hayward, CA	176	7,391	11,819	964	7,391	12,783	20,174	4,752	2011	5	-	30
Parkway Commerce	Hayward, CA	407	4,398	10,433	4,711	4,398	15,144	19,542	12,021	1997	5	-	30
La Mirada Commerce Center	La Mirada, CA	73	11,122	2,153	180	11,122	2,333	13,455	211	2020	5	-	30
Laguna Hills Commerce Center	Laguna Hills, CA	513	16,262	39,559	8,621	16,262	48,180	64,442	37,460	1997	5	-	30
Plaza Del Lago	Laguna Hills, CA	101	2,037	5,051	4,259	2,037	9,310	11,347	7,502	1997	5	-	30
Canada Business Center	Lake Forest, CA	297	5,508	13,785	6,753	5,508	20,538	26,046	16,269	1997	5	-	30
Dixon Landing Business Park	Milpitas, CA	505	26,301	21,121	4,148	26,301	25,269	51,570	10,651	2011	5	-	30
Monterey/Calle	Monterey, CA	12	288	706	384	288	1,090	1,378	882	1997	5	-	30
Monterey Park	Monterey Park, CA	199	3,078	7,862	1,836	3,078	9,698	12,776	7,809	1997	5	-	30
Port of Oakland	Oakland, CA	200	5,638	11,066	843	5,638	11,909	17,547	4,502	2011	5	-	30
Kearney Mesa	San Diego, CA	164	2,894	7,089	3,800	2,894	10,889	13,783	8,230	1997	5	-	30
Lusk	San Diego, CA	371	5,711	14,049	6,612	5,711	20,661	26,372	16,463	1997	5	-	30
Rose Canyon Business Park	San Diego, CA	233	15,129	20,054	2,792	15,129	22,846	37,975	14,769	2005	5	-	30
Charcot Business Park	San Jose, CA	283	18,654	17,580	1,939	18,654	19,519	38,173	8,087	2011/2014	5	-	30
Las Plumas	San Jose, CA	214	4,379	12,889	6,898	4,379	19,787	24,166	16,750	1998	5	-	30
Little Orchard Distribution Center	San Jose, CA	213	7,725	3,846	1,210	7,725	5,056	12,781	1,822	2011	5	-	30
Montague Industrial Park	San Jose, CA	316	14,476	12,807	718	14,476	13,525	28,001	5,977	2011	5	-	30
Oakland Road	San Jose, CA	177	3,458	8,765	3,330	3,458	12,095	15,553	9,794	1997	5	-	30
Rogers Ave	San Jose, CA	67	3,540	4,896	553	3,540	5,449	8,989	3,229	2006	5	-	30
Doolittle Business Park	San Leandro, CA	113	3,929	6,231	378	3,929	6,609	10,538	2,488	2011	5	-	30
Bayshore Corporate Center	San Mateo, CA	340	25,109	36,891	7,453	25,109	44,344	69,453	17,316	2013	5	-	30
San Ramon/Norris Canyon	San Ramon, CA	52	1,486	3,642	1,348	1,486	4,990	6,476	3,995	1997	5	-	30

g

					Cost
					Capitalized
					Subsequent to	Gross Carrying Amount at
			Initial Cost to Company		Acquisition	December 31, 2020
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Commerce Park	Santa Clara, CA	251	17,218	21,914	3,681	17,218	25,595	42,813	17,706	2007	5	-	30
Santa Clara Tech Park	Santa Clara, CA	178	7,673	15,645	3,661	7,673	19,306	26,979	14,791	2000	5	-	30
San Tomas Business Center	Santa Clara, CA	79	12,932	3,549	423	12,932	3,972	16,904	454	2019	5	-	30
Walsh at Lafayette	Santa Clara, CA	321	13,439	17,890	1,035	13,439	18,925	32,364	7,932	2011	5	-	30
Hathaway Industrial Park	Santa Fe Springs, CA	543	65,494	36,786	2,052	65,494	38,838	104,332	1,975	2019	5	-	30
Signal Hill	Signal Hill, CA	343	16,360	16,678	3,709	16,360	20,387	36,747	11,819	1997/2006/2019	5	-	30
Airport Boulevard	So San Francisco, CA	52	899	2,387	813	899	3,200	4,099	2,600	1997	5	-	30
South San Francisco/Produce	So San Francisco, CA	41	776	1,886	528	776	2,414	3,190	1,942	1997	5	-	30
Studio City/Ventura	Studio City, CA	22	621	1,530	552	621	2,082	2,703	1,713	1997	5	-	30
Kifer Industrial Park	Sunnyvale, CA	287	13,227	37,874	1,698	13,227	39,572	52,799	14,379	2011	5	-	30
Torrance	Torrance, CA	147	2,318	6,069	3,703	2,318	9,772	12,090	7,871	1997	5	-	30
Boca Commerce	Boca Raton, FL	135	7,795	9,258	3,220	7,795	12,478	20,273	7,474	2006	5	-	30
MICC	Miami, FL	3,468	95,115	112,583	43,176	95,115	155,759	250,874	104,953	2003/2011/2014	5	-	30
Wellington	Wellington, FL	263	10,845	18,560	2,645	10,845	21,205	32,050	11,404	2006	5	-	30
Ammendale	Beltsville, MD	308	4,278	18,380	11,125	4,278	29,505	33,783	24,931	1998	5	-	30
Gaithersburg/Christopher	Gaithersburg, MD	29	475	1,203	905	475	2,108	2,583	1,648	1997	5	-	30
Gude Drive (Land)	Rockville, MD	—	1,142	-	328	1,142	328	1,470	227	2001	5	-	30
Parklawn Business Park	Rockville, MD	231	3,387	19,628	6,100	3,387	25,728	29,115	12,798	2010	5	-	30
The Grove 270	Rockville, MD	577	11,009	58,364	22,367	11,009	80,731	91,740	36,534	2010/2016	5	-	30
Ben White	Austin, TX	108	1,550	7,015	3,407	1,550	10,422	11,972	6,909	1998	5	-	30
Lamar Business Park	Austin, TX	198	2,528	6,596	8,268	2,528	14,864	17,392	11,480	1997	5	-	30
McKalla	Austin, TX	236	1,945	13,212	2,554	1,945	15,766	17,711	9,598	1998/2012	5	-	30
McNeil	Austin, TX	525	5,477	24,495	5,982	5,477	30,477	35,954	15,196	1999/2010/2012/2014	5	-	30
Rutland	Austin, TX	235	2,022	9,397	2,304	2,022	11,701	13,723	9,174	1998/1999	5	-	30
Waterford	Austin, TX	106	2,108	9,649	4,043	2,108	13,692	15,800	11,037	1999	5	-	30
Braker Business Park	Austin, TX	257	1,874	13,990	3,094	1,874	17,084	18,958	8,829	2010	5	-	30
Mopac Business Park	Austin, TX	117	719	3,579	697	719	4,276	4,995	2,177	2010	5	-	30
Southpark Business Park	Austin, TX	181	1,266	9,882	2,629	1,266	12,511	13,777	6,526	2010	5	-	30
Valwood Business Center	Carrollton, TX	356	2,510	13,859	3,135	2,510	16,994	19,504	6,752	2013	5	-	30
Northway Plaza	Farmers Branch, TX	131	1,742	4,503	1,751	1,742	6,254	7,996	2,342	2013	5	-	30
Springlake Business Center	Farmers Branch, TX	206	2,607	5,715	1,701	2,607	7,416	10,023	3,381	2013/2014	5	-	30
Westwood Business Park	Farmers Branch, TX	112	941	6,884	2,401	941	9,285	10,226	6,476	2003	5	-	30
Eastgate	Garland, TX	36	480	1,203	474	480	1,677	2,157	1,377	1997	5	-	30
Freeport Business Park	Irving, TX	256	4,564	9,506	2,974	4,564	12,480	17,044	5,723	2013	5	-	30
NFTZ (1)	Irving, TX	231	1,517	6,499	4,019	1,517	10,518	12,035	8,621	1998	5	-	30
Royal Tech	Irving, TX	794	13,989	54,113	27,594	13,989	81,707	95,696	60,493	1998-2000/2011	5	-	30
La Prada	Mesquite, TX	56	495	1,235	823	495	2,058	2,553	1,641	1997	5	-	30
The Summit	Plano, TX	184	1,536	6,654	4,212	1,536	10,866	12,402	8,861	1998	5	-	30
Arapaho Business Park	Richardson, TX	408	5,226	10,661	4,833	5,226	15,494	20,720	7,356	2013/2014	5	-	30
Richardson Business Park	Richardson, TX	117	799	3,568	3,107	799	6,675	7,474	5,665	1998	5	-	30
Bren Mar	Alexandria, VA	113	2,197	5,380	4,370	2,197	9,750	11,947	7,813	1997	5	-	30
Eisenhower	Alexandria, VA	95	1,440	3,635	2,783	1,440	6,418	7,858	5,387	1997	5	-	30
Pickett Industrial Park	Alexandria, VA	246	19,138	23,967	1,104	19,138	25,071	44,209	190	2020	5	-	30
Beaumont	Chantilly, VA	107	4,736	11,051	2,122	4,736	13,173	17,909	8,720	2006	5	-	30

					Cost
					Capitalized
					Subsequent to	Gross Carrying Amount at
			Initial Cost to Company		Acquisition	December 31, 2020
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Dulles South	Chantilly, VA	99	1,373	6,810	3,022	1,373	9,832	11,205	7,578	1999	5	-	30
Lafayette	Chantilly, VA	197	1,680	13,398	6,829	1,680	20,227	21,907	15,420	1999/2000	5	-	30
Park East	Chantilly, VA	198	3,851	18,029	11,717	3,851	29,746	33,597	23,052	1999	5	-	30
Fair Oaks Business Park	Fairfax, VA	290	13,598	36,232	10,212	13,598	46,444	60,042	30,744	2004/2007	5	-	30
Monroe	Herndon, VA	244	6,737	18,911	12,116	6,737	31,027	37,764	24,646	1997/1999	5	-	30
Gunston	Lorton, VA	247	4,146	17,872	12,843	4,146	30,715	34,861	22,552	1998	5	-	30
The Mile	McLean, VA	628	38,279	83,596	26,074	38,279	109,670	147,949	54,633	2010/2011	5	-	30
Prosperity at Merrifield	Merrifield, VA	659	23,147	67,575	39,260	23,147	106,835	129,982	75,766	2001	5	-	30
Alban Road	Springfield, VA	150	1,935	4,736	5,193	1,935	9,929	11,864	8,244	1997	5	-	30
I-95	Springfield, VA	210	3,535	15,672	14,912	3,535	30,584	34,119	24,387	2000	5	-	30
Fullerton Road Industrial Park	Springfield, VA	243	7,438	24,971	803	7,438	25,774	33,212	2,882	2018	5	-	30
Northern Virginia Industrial Park	Springfield, VA	814	18,369	87,258	6,570	18,369	93,828	112,197	10,163	2018	5	-	30
Northpointe	Sterling, VA	147	2,767	8,778	5,029	2,767	13,807	16,574	11,549	1997/1998	5	-	30
Shaw Road	Sterling, VA	149	2,969	10,008	5,033	2,969	15,041	18,010	12,614	1998	5	-	30
Tysons Corporate Center	Vienna, VA	270	9,885	25,302	10,751	9,885	36,053	45,938	17,853	2010	5	-	30
Woodbridge	Woodbridge, VA	114	1,350	3,398	2,316	1,350	5,714	7,064	4,672	1997	5	-	30
212th Business Park	Kent, WA	951	19,573	17,695	12,915	19,573	30,610	50,183	14,093	2012	5	-	30
Overlake	Redmond, WA	371	20,906	38,522	7,566	20,906	46,088	66,994	31,674	2007	5	-	30
Renton	Renton, WA	28	330	889	739	330	1,628	1,958	1,297	1997	5	-	30
Total commercial real estate		27,728	852,866	1,654,237	508,192	852,866	2,162,429	3,015,295	1,221,175

Highgate at The Mile	McLean, VA	395 units	21,814	84,923	37	21,814	84,960	106,774	7,927	2018	5	-	40
Total multifamily			21,814	84,923	37	21,814	84,960	106,774	7,927
Total		27,728	$874,680	$1,739,160	$508,229	$874,680	$2,247,389	$3,122,069	$1,229,102

____________________________

(1)The Company owns two properties that are subject to ground leases in Irving, Texas. These leases expire in 2029 and 2030.

PS BUSINESS PARKS, INC.

EXHIBIT INDEX

(Items 15(a)(3) and 15(b))

3.1	Restated Articles of Incorporation. Filed as exhibit 3.1 to the Registrant’s Registration Statement on Form S- 3 (SEC File No. 333-78627) and incorporated herein by reference.

3.2	Amended and Restated Bylaws. Filed with Registrant’s Current Report on Form 8-K dated August 4, 2020 (SEC File No. 001-10709) and incorporated herein by reference.
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

4.5

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (SEC File No. 001- 10709) and incorporated herein by reference.

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

10.10

Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 4.875% Series Z Cumulative Preferred Units, dated as of November 4, 2019. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (SEC File No. 001- 10709) and incorporated herein by reference.

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

10.14	*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (SEC File No. 333-104604) and incorporated herein by reference.
10.15	*	Revised Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.

10.16	*

Amendment to Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.

10.17	*

Registrant’s 2012 Equity and Performance-Based Incentive Compensation Plan (2012 Plan). Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

10.18	*

Amended and Restated Retirement Plan For Non-Employee Directors, as amended. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (SEC File No. 001- 10709) and incorporated herein by reference.

10.19	*

Form of PS Business Parks, Inc. 2012 Equity and Performance-Based Incentive Compensation Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (SEC File No. 001-10709) and incorporated herein by reference.

10.20	*

Form of PS Business Parks, Inc. 2012 Equity and Performance-Based Incentive Compensation Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (SEC File No. 001-10709) and incorporated herein by reference.

10.21	*

Form of PS Business Parks, Inc. 2012 Equity and Performance-Based Incentive Compensation Plan Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (SEC File No. 001-10709) and incorporated herein by reference.

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

Dated: February 22, 2021

PS Business Parks, Inc.

By:	/s/ John W. Petersen
John W. Petersen
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr.	Chairman of the Board	February 22, 2021
Ronald L. Havner, Jr.

/s/ John W. Petersen	Interim Chief Executive Officer	February 22, 2021
John W. Petersen	(principal executive officer)

/s/ Jeffrey D. Hedges	Chief Financial Officer (principal	February 22, 2021
Jeffrey D. Hedges	financial and accounting officer)

/s/ Maria R. Hawthorne	Director	February 22, 2021
Maria R. Hawthorne

/s/ Jennifer Holden Dunbar	Director	February 22, 2021
Jennifer Holden Dunbar

/s/ James H. Kropp	Director	February 22, 2021
James H. Kropp

/s/Kristy M. Pipes	Director	February 22, 2021
Kristy M. Pipes

/s/ Gary E. Pruitt	Director	February 22, 2021
Gary E. Pruitt

/s/ Robert S. Rollo	Director	February 22, 2021
Robert S. Rollo

/s/ Joseph D. Russell, Jr.	Director	February 22, 2021
Joseph D. Russell, Jr.

/s/ Peter Schultz	Director	February 22, 2021
Peter Schultz

/s/ Stephen W. Wilson	Director	February 22, 2021
Stephen W. Wilson