Form 10-Q
period 2021-03-31
PS BUSINESS PARKS INC/CA
filed 2021-04-28
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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

Yes ☐ No ☒

As of April 26, 2021, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,529,007.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Cash and cash equivalents	$69,492	$69,083

Real estate facilities, at cost
Land	865,081	864,092
Buildings and improvements	2,196,781	2,186,621
	3,061,862	3,050,713
Accumulated depreciation	(1,199,381)	(1,181,402)
	1,862,481	1,869,311
Properties held for sale, net	25,698	26,273
Land and building held for development, net	42,870	40,397
	1,931,049	1,935,981
Rent receivable	2,686	1,519
Deferred rent receivable	37,996	36,788
Other assets	14,716	14,334
Total assets	$2,055,939	$2,057,705

LIABILITIES AND EQUITY

Accrued and other liabilities	$82,925	$82,065
Total liabilities	82,925	82,065
Commitments and contingencies
Equity
PS Business Parks, Inc.’s shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
37,790 shares issued and outstanding at ($944,750 aggregate
liquidation preference) March 31, 2021
and December 31, 2020	944,750	944,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,516,939 and 27,488,547 shares issued and outstanding at
March 31, 2021 and December 31, 2020, respectively	274	274
Paid-in capital	736,336	738,022
Accumulated earnings	72,809	73,631
Total PS Business Parks, Inc.’s shareholders’ equity	1,754,169	1,756,677
Noncontrolling interests	218,845	218,963
Total equity	1,973,014	1,975,640
Total liabilities and equity	$2,055,939	$2,057,705

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2021	2020

Rental income	$108,047	$106,216

Expenses
Cost of operations	33,218	31,263
Depreciation and amortization	22,985	26,619
General and administrative	4,382	3,323
Total operating expenses	60,585	61,205

Interest and other income	256	557
Interest and other expense	(211)	(161)
Gain on sale of real estate facility	—	19,621
Net income	47,507	65,028
Allocation to noncontrolling interests	(7,411)	(11,092)
Net income allocable to PS Business Parks, Inc.	40,096	53,936
Allocation to preferred shareholders	(12,046)	(12,046)
Allocation to restricted stock unit holders	(164)	(275)
Net income allocable to common shareholders	$27,886	$41,615

Net income per common share
Basic	$1.01	$1.52
Diluted	$1.01	$1.51

Weighted average common shares outstanding
Basic	27,495	27,448
Diluted	27,594	27,550

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
For the three months ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Shareholders’	Noncontrolling	Total
March 31, 2021	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Interests	Equity
Balances at December 31, 2020	37,790	$944,750	27,488,547	$274	$738,022	$73,631	$1,756,677	$218,963	$1,975,640
Issuance of common stock in
connection with stock-based
compensation	—	—	28,392	—	—	—	—	—	—
Stock compensation, net	—	—	—	—	1,616	—	1,616	—	1,616
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(3,197)	—	(3,197)	—	(3,197)
Capital contribution to joint venture	—	—	—	—	—	—	—	159	159
Issuance costs	—	—	—	—	(105)	—	(105)	—	(105)
Net income	—	—	—	—	—	40,096	40,096	7,411	47,507
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(12,046)	(12,046)	—	(12,046)
Common stock ($1.05 per share)	—	—	—	—	—	(28,872)	(28,872)	—	(28,872)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(7,671)	(7,671)
Joint venture	—	—	—	—	—	—	—	(17)	(17)
Balances at March 31, 2021	37,790	$944,750	27,516,939	$274	$736,336	$72,809	$1,754,169	$218,845	$1,973,014

For the three months ended
March 31, 2020
Balances at December 31, 2019	37,790	$944,750	27,440,953	$274	$736,986	$63,666	$1,745,676	$216,135	$1,961,811
Issuance of common stock in
connection with stock-based
compensation	—	—	36,350	—	—	—	—	—	—
Stock compensation, net	—	—	—	—	760	—	760	—	760
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(3,655)	—	(3,655)	—	(3,655)
Net income	—	—	—	—	—	53,936	53,936	11,092	65,028
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(12,046)	(12,046)	—	(12,046)
Common stock ($1.05 per share)	—	—	—	—	—	(28,817)	(28,817)	—	(28,817)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(7,671)	(7,671)
Joint venture	—	—	—	—	—	—	—	(38)	(38)
Balances at March 31, 2020	37,790	$944,750	27,477,303	$274	$734,091	$76,739	$1,755,854	$219,518	$1,975,372

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Three Months
	Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$47,507	$65,028
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	22,985	26,619
Straight-line rent and amortization of lease intangibles, net	(1,307)	(1,064)
Gain on sale of real estate facility	—	(19,621)
Stock compensation expense	1,780	942
Amortization of financing costs	136	137
Other, net	(2,277)	(2,034)
Total adjustments	21,317	4,979
Net cash provided by operating activities	68,824	70,007
Cash flows from investing activities
Capital expenditures to real estate facilities	(5,816)	(6,944)
Capital expenditures to land and building held for development	(10,608)	(1,312)
Acquisition of real estate facility	—	(13,423)
Proceeds from sale of real estate facility	—	29,266
Net cash (used in) provided by investing activities	(16,424)	7,587
Cash flows from financing activities
Payment of financing costs	(78)	(97)
Issuance costs	(105)	—
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(3,197)	(3,655)
Cash paid to restricted stock unit holders	(164)	(182)
Capital contribution to joint venture	159	—
Distributions paid to preferred shareholders	(12,046)	(12,046)
Distributions paid to common shareholders	(28,872)	(28,817)
Distributions paid to noncontrolling interests—common units	(7,671)	(7,671)
Distributions paid to noncontrolling interests—joint venture	(17)	(38)
Net cash used in financing activities	(51,991)	(52,506)
Net increase in cash and cash equivalents	409	25,088
Cash, cash equivalents and restricted cash at the beginning of the period	70,171	63,874
Cash, cash equivalents and restricted cash at the end of the period	$70,580	$88,962

Supplemental schedule of non-cash investing and financing activities
Accrued capital expenditures to land and building held for development
Land and building held for development, net	$2,615	$—
Accrued and other liabilities	$(2,615)	$—

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2021, PSB owned 79.0% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and our consolidated joint ventures, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS also owns 7.2 million common shares and would own 41.5% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common shares.

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex and office space. As of March 31, 2021, the Company owned and operated 27.8 million rentable square feet of commercial space in six states, comprising 98 parks and 676 buildings. The Company also held a 95.0% interest in a joint venture entity which owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia, and a 98.2% interest in a joint venture formed to develop Brentford at The Mile, a planned 411-unit multifamily apartment complex also located in Tysons, Virginia. The Company manages for a fee approximately 0.4 million rentable square feet on behalf of PS.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP and our consolidated joint ventures. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

We have a 98.2% interest in Brentford at The Mile, a planned 411-unit multifamily apartment complex (the “Brentford Joint Venture”). An unrelated real estate development company (the “JV Partner”) holds the remaining 1.8% interest. Based on management’s analysis of the joint venture and certain related agreements, we have concluded we have control over the Brentford Joint Venture as we (a) are the managing member of Brentford Joint Venture, (b) have designated decision making power to direct the activities that most significantly affect the economic performance of the joint venture, and (c) have a 98.2% economic interest in the investment. Thus, we determined the Brentford Joint Venture is a VIE, and that we are the primary beneficiary. As such, we consolidate the Brentford Joint Venture, and the related land and development costs of $25.5 million and $15.1 million was included in land and building held for development, net on our consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. The assets of the Brentford Joint Venture may only be used to settle obligations of the Brentford Joint Venture and the creditors of the Brentford Joint Venture have no recourse to the general credit of the Company. See Note 4 for more information relating to this joint venture arrangement.

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

Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, (ii) a third-party 5.0% interest in our consolidated joint venture that owns Highgate at The Mile, and (iii) a 1.8% interest in our consolidated joint venture formed to develop Brentford at The Mile. See Note 7 for further information on noncontrolling interests.

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

Carrying values of the Company’s Credit Facility (as defined in Note 6) approximate fair value. The characteristics of the Credit Facility, market data and other comparative metrics utilized in determining these fair values are “Level 2” inputs.

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Consolidated balance sheets
Cash and cash equivalents	$69,083	$62,786
Restricted cash included in
Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash
at the end of the period	$70,171	$63,874

	March 31,
	2021	2020
Consolidated balance sheets
Cash and cash equivalents	$69,492	$87,874
Restricted cash included in
Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash
at the end of the period	$70,580	$88,962

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

Intangible assets/liabilities

When we acquire real estate facilities, an intangible asset is recorded in other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded in other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of March 31, 2021, the value of above-market in-place rents resulted in net intangible assets of $1.1 million, net of $11.2 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $2.0 million, net of $12.4 million of accumulated amortization. As of December 31, 2020, the value of above-market in-place rents resulted in net intangible assets of $1.2 million, net of $11.1 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $2.2 million, net of $12.2 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place lease intangible (i.e., customer lease-up costs) is recorded in other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of March 31, 2021, the value of acquired in-place lease intangible resulted in net intangible assets of $4.6 million, net of $7.9 million of accumulated amortization. As of December 31, 2020, the value of acquired in-place lease intangible resulted in net intangible assets of $5.3 million, net of $7.2 million of accumulated amortization.

As of March 31, 2021, the value of our right-of-use (“ROU”) assets relating to our existing ground lease arrangements, included in “other assets” on our consolidated balance sheets and the corresponding liability included under “accrued and other liabilities,” was $1.4 million, net of $0.2 million of accumulated amortization. As of December 31, 2020, the value of our ROU assets and related liability relating to our ground lease arrangements was $1.5 million, net of $0.2 million of accumulated amortization. These ground leases expire in 2029 and 2030 and do not have options to extend. As of March 31, 2021, the remaining lease terms were 8.5 years and 8.8 years. Lease expense for these ground leases is recognized in the period the applicable costs are incurred, and the monthly lease amount for these operating leases is constant and without contractual increases throughout the remaining terms.

Evaluation of asset impairment

We evaluate our real estate and finite-lived intangible assets for impairment each quarter. If there are indicators of impairment and we determine that the carrying value of the asset is not recoverable from estimated future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or expected net proceeds from disposal.

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

The Company recognized revenue from our lease arrangements aggregating to $108.0 million and $106.2 million for the three months ended March 31, 2021 and 2020, respectively. This revenue consisted primarily of rental income from operating leases and the related variable lease payments resulting from reimbursements of property operating expenses of $82.1 million and $25.9 million, respectively, for the three months ended March 31, 2021 and $81.6 million and $24.6 million, respectively, for the three months ended March 31, 2020.

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

During the three months ended March 31, 2021, the Company agreed to defer $0.2 million and abate $0.1 million of billed rental income. Since the onset of the COVID-19 pandemic, the Company entered into rent relief agreements with 398 customers (approximately 11.0% of total customers based on rental income) including $5.9 million of rent deferral and $1.4 million of rent abatement. As of March 31, 2021, the Company collected $3.9 million, or 98.5%, of scheduled repayments billed through March 1, 2021. The duration and severity of the effects of the COVID-19 pandemic on the economy are uncertain and are likely to impact collectability of certain customers rent receivable balances in the future. The Company has taken into account the current financial condition of its tenants, including consideration of COVID-19 impacts, in its estimation of its uncollectible accounts and deferred rents receivable at March 31, 2021. The Company is closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of March 31, 2021 and December 31, 2020, we did not recognize any tax benefit for uncertain tax positions.

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

The following table sets forth the components of our basic and diluted net income per share that are not reflected on the face of our consolidated statements of income, including the allocation of income to common shareholders and common partnership units, the percentage of weighted average shares and common partnership units, as well as basic and diluted weighted average shares (in thousands):

	For the Three Months
	Ended March 31,
	2021	2020
Calculation of net income allocable to common shareholders
Net income	$47,507	$65,028
Net income allocated to
Preferred shareholders based upon distributions	(12,046)	(12,046)
Noncontrolling interests—joint venture	(2)	(17)
Restricted stock unit holders	(164)	(275)
Net income allocable to common shareholders
and noncontrolling interests—common units	35,295	52,690
Net income allocation to noncontrolling interests—
common units	(7,409)	(11,075)
Net income allocable to common shareholders	$27,886	$41,615

Calculation of common partnership units as a percentage of common share equivalents
Weighted average common shares outstanding	27,495	27,448
Weighted average common partnership units outstanding	7,305	7,305
Total common share equivalents	34,800	34,753
Common partnership units as a percentage of common
share equivalents	21.0%	21.0%

Weighted average common shares outstanding
Basic weighted average common shares outstanding	27,495	27,448
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	99	102
Diluted weighted average common shares outstanding	27,594	27,550

Segment reporting

The Company has two operating segments: (i) the acquisition, development, ownership and management of commercial real estate and (ii) the acquisition, development, ownership and management of multifamily real estate, but has only one reportable segment as the multifamily segment does not meet the quantitative thresholds necessary to require reporting as a separate segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2020 in order to conform to the 2021 presentation, including reclassifying assets held for sale during 2021 from “real estate facilities, at cost” of $23.7 million and “land and building held for development, net” of $2.6 million as of December 31, 2020 into “properties held for sale, net” of $26.3 million on our consolidated balance sheets. Additionally, we combined all non-cash rental income items into straight-line rent and amortization of lease intangibles, net within the operating activities section of our consolidated statements of cash flows for all periods presented herein.

3. Real estate facilities

Activity related to our real estate facilities for the three months ended March 31, 2021 was as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2020 (1)	$864,092	$2,186,621	$(1,181,402)	$1,869,311
Capital expenditures	—	5,832	—	5,832
Disposals (2)	—	(3,671)	3,671	—
Depreciation and amortization expense	—	—	(22,289)	(22,289)
Transfer from property held for development	989	8,063	—	9,052
Transfer to properties held for sale	—	(64)	639	575
Balances at March 31, 2021	$865,081	$2,196,781	$(1,199,381)	$1,862,481

____________________________

(1)Land, building and improvements, and accumulated depreciation, respectively, totaling $10.6 million, $60.8 million, and $47.7 million were reclassified as of December 31, 2020 to “properties held for sale, net” representing a 244,000 square foot office business park located in Herndon, Virginia, and a 198,000 square foot office oriented flex business park located in Chantilly, Virginia.

(2)Disposals primarily represent the book value of tenant improvements that have been removed upon the customer vacating their space.

We have a 95.0% interest in a joint venture that owns Highgate at The Mile, a 395-unit multifamily apartment complex on a five-acre parcel within the Company’s 44.5 acre office and multifamily park located in Tysons, Virginia (“The Mile”). The remaining 5.0% interest in the joint venture is held by an unrelated real estate development company (the “JV Partner”). We consolidate the joint venture that owns Highgate at The Mile and as such, the consolidated real estate assets and activities related to this joint venture are included in the table above.

As of March 31, 2021, we have commitments, pursuant to executed leases throughout our portfolio, to spend $9.3 million on transaction costs, which include tenant improvements and lease commissions.

The purchase price of acquired properties is allocated to land, buildings and improvements (including tenant improvements, unamortized lease commissions, and acquired in-place lease intangible), and intangible assets and intangible liabilities (see Note 2), based upon the relative fair value of each component, which are evaluated independently.

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

On January 10, 2020, we acquired a multi-tenant industrial park comprising approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs. We did not acquire any properties during the three months ended March 31, 2021.

The following table summarizes assets acquired and liabilities assumed for the three months ended March 31, 2020 (in thousands):

Land	$11,123
Buildings and improvements	2,153
Other assets (in-place lease value)	237
Total purchase price	13,513
Net operating assets acquired and liabilities assumed	(90)
Total cash paid	$13,423

During the three months ended March 31, 2021, we completed the development of an 83,000 square foot shallow-bay industrial building at our Freeport Business Park in Irving, Texas for total development costs of $8.1 million. The total developed asset value inclusive of land costs of $9.1 million was placed into service on March 1, 2021 and accordingly was reflected under real estate facilities, at cost on our consolidated balance sheets at March 31, 2021.

Properties Sold

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

4. Multifamily developmental activity

In August 2020, the Company entered into the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex. Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed a parcel of land to the Brentford Joint Venture (the “Brentford Parcel”) at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.5 million as of March 31, 2021.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months. As of March 31, 2021, the development cost incurred was $20.0 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.5 million cost basis in the Brentford Parcel.

5. Leasing activity

The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses that may be collectable under these leases, as of March 31, 2021 is as follows (in thousands):

Remainder of 2021	$229,066
2022	243,606
2023	175,655
2024	117,645
2025	70,650
Thereafter	123,851
Total	$960,473

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $25.9 million and $24.6 million for the three months ended March 31, 2021 and 2020, respectively. These variable lease payment amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 2.8% of total leased square footage are subject to termination options, of which 1.6% have termination options exercisable through December 31, 2021. In general, these leases provide for termination payments to us should the termination options be exercised. Certain leases also have an option to extend the term of the lease. The future minimum rental income in the above table assumes termination options and lease extension options are not exercised.

6. Bank loans

We have an unsecured revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). We had zero balance outstanding on our Credit Facility at March 31, 2021 and December 31, 2020. The Company had $0.2 million of total unamortized loan origination costs as of March 31, 2021 and December 31, 2020, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with at March 31, 2021. Interest on outstanding borrowings is payable monthly.

7. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $215.4 million and $215.7 million at March 31, 2021 and December 31, 2020, respectively, and (ii) the JV Partner’s interests in our consolidated joint ventures, totaling $3.4 million and $3.3 million at March 31, 2021 and December 31, 2020, respectively.

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

In allocating net income and presenting equity, we treat the common partnership units as if converted to common shares. Accordingly, they received the same net income allocation per unit as a common share totaling $7.4 million and $11.1 million for the three months ended March 31, 2021 and 2020, respectively.

JV Partner

During the three months ended March 31, 2021, the Company recorded capital contributions of $0.2 million from the JV Partner representing their noncontrolling interest in the Brentford Joint Venture.

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

Management fee revenues were $0.1 million for each of the three months ended March 31, 2021 and 2020. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $0.1 million for each of the three months ended March 31, 2021 and 2020.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were less than $0.1 million for each of the three months ended March 31, 2021 and 2020. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling less than $0.1 million for each of the three months ended March 31, 2021 and 2020. These amounts are included under cost of operations on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $0.2 million for costs PS incurred on our behalf for each of the three months ended March 31, 2021 and 2020. PS reimbursed us less than $0.1 million for costs we incurred on their behalf for each of the three months ended March 31, 2021 and 2020.

The Company had net amounts due from PS of $0.1 million and due to PS of less than $0.1 million at March 31, 2021 and December 31, 2020, respectively, for these contracts.

9. Shareholders’ equity

Preferred stock

As of March 31, 2021 and December 31, 2020, the Company had the following series of preferred stock outstanding:

		Earliest Potential	Dividend	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)
Series W	October 2016	October 2021	5.200%	7,590	$189,750
Series X	September 2017	September 2022	5.250%	9,200	230,000
Series Y	December 2017	December 2022	5.200%	8,000	200,000
Series Z	November 2019	November 2024	4.875%	13,000	325,000
Total				37,790	$944,750

We paid $12.0 million in distributions to our preferred shareholders for each of the three months ended March 31, 2021 and 2020.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of our preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At March 31, 2021, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, our preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock and units

We paid $28.9 million ($1.05 per common share) and $28.8 million ($1.05 per common share) in distributions to our common shareholders for the three months ended March 31, 2021 and 2020, respectively.

We paid $7.7 million ($1.05 per common unit) in distributions to our common unit holders for each of the three months ended March 31, 2021 and 2020.

Equity stock

The Company is authorized to issue 100.0 million shares of Equity Stock. The Articles of Incorporation provide that Equity Stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock. As of March 31, 2021 and December 31, 2020, no equity stock had been issued.

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

For the three months ended March 31, 2021, we recorded $0.2 million in compensation expense related to stock options as compared to $0.1 million for the same period in 2020.

During the three months ended March 31, 2021, no stock options were granted, exercised, or forfeited. A total of 171,694 options were outstanding at March 31, 2021 and December 31, 2020.

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

In March 2020, the Compensation Committee of the Board approved an annual performance-based equity incentive program (“Annual Equity Incentive Program”) under the Company’s 2012 Equity and Performance-Based Incentive Compensation Plan. Under the program, certain employees will be eligible on an annual basis to receive RSUs based on the Company’s achievement of pre-established targets for (i) growth in net asset value per share, and (ii) shareholder value creation, each as computed pursuant to the terms of the Annual Equity Incentive Program. In the event the pre-established targets are achieved, eligible employees will receive the target award, except that the Compensation Committee of the Board may adjust the actual award to 75%-125% of the target award based on their assessment of whether certain strategic and operational goals were accomplished in the performance period. RSUs awarded under the Annual Equity Incentive Program for the 2021 performance year will be awarded on or around March 1, 2022 and will vest in five equal installments, with the first installment vesting on the award date. RSU holders will earn dividend equivalent rights during the vesting period.

For the three months ended March 31, 2021, respectively, we recorded $1.4 million in compensation expense related to RSUs as compared to $0.7 million for the same period in 2020.

During the three months ended March 31, 2021, 6,901 RSUs were granted, 49,183 RSUs vested and 80 RSUs were forfeited. Tax withholdings totaling $3.2 million were made on behalf of employees in exchange for 20,791 common shares withheld upon vesting for the three months ended March 31, 2021 resulting in the issuance of 28,392 common shares. Tax withholdings totaling $3.7 million were made on behalf of employees in exchange for 25,326 common shares withheld upon vesting for the three months ended March 31, 2020 resulting in the issuance of 36,350 common shares. A total of 79,146 and 121,508 RSUs were outstanding at March 31, 2021 and December 31, 2020, respectively.

Under the Retirement Plan for Non-Employee Directors (the “Director Retirement Plan”), the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 10,000 shares issued upon retirement. The Company recognizes compensation expense with regard to grants to be issued in the future under the Director Retirement Plan over the requisite service period. We recorded $0.2 million in compensation expense related to these shares for each of the three months ended March 31, 2021 and 2020.

12. Subsequent Events

Other than as disclosed elsewhere, no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the accompanying notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (i) the duration and severity of the COVID-19 pandemic and its impact on our business and our customers; (ii) changes in general economic and business conditions, including as a result of the economic fallout of the COVID-19 pandemic; (iii) potential regulatory actions to close our facilities or limit our ability to evict delinquent customers; (iv) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (v) tenant defaults; (vi) the effect of the recent credit and financial market conditions; (vii) our failure to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”); (viii) the economic health of our customers; (ix) increases in operating costs; (x) casualties to our properties not covered by insurance; (xi) the availability and cost of capital; (xii) increases in interest rates and its effect on our stock price; and (xiii) other factors discussed under the heading “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

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

Business Overview

The Company is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, flex, and office space. As of March 31, 2021, the Company owned and operated 27.8 million rentable square feet of commercial space in six states consisting of 98 parks and 676 buildings. The Company’s properties are located in markets that have experienced long-term economic growth. The Company also held a 95.0% interest in a joint venture entity which owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia, and a 98.2% interest in a joint venture formed to develop Brentford at The Mile, a planned 411-unit multifamily apartment complex also located in Tysons, Virginia.

We have a strong and conservative capital structure which allows us the flexibility to use debt and equity capital prudently to fund our growth initiatives, including acquiring and developing properties we believe will create long-term value. From time to time we sell properties which no longer fit the Company’s strategic objectives.

Existing Real Estate Facilities: The operating results of our existing real estate facilities are substantially influenced by demand for rental space within our properties and our markets, which impacts occupancy, rental rates and capital expenditure requirements. We strive to maintain high occupancy levels while increasing rental rates and minimizing capital expenditures when market conditions allow, although the Company may decrease rental rates in markets where conditions require. Management’s initiatives and strategies with respect to our existing real estate facilities, which include incentivizing our personnel to maximize the return on investment for each lease transaction and provide a superior level of service to our customers, are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Development or Redevelopment of Real Estate Facilities: In certain instances, we may seek to redevelop our existing real estate or develop new buildings on excess land parcels. During the three months ended March 31, 2021, we completed the development of an 83,000 square foot shallow-bay industrial building on an excess land parcel at our Freeport Business Park in Irving, Texas for total development costs of $8.1 million. The total developed asset value inclusive of land costs of $9.1 million was placed into service on March 1, 2021 and accordingly was reflected under real estate facilities, at cost on our consolidated balance sheets at March 31, 2021.

The Mile is an office and multifamily park we own which sits on 44.5 contiguous acres of land located in Tysons, Virginia. The park consists of 628,000 square feet of office space and a 395-unit multifamily apartment community, Highgate at The Mile, which we completed in 2017 through a joint venture with the JV Partner. In 2019, we successfully rezoned The Mile allowing us to develop, at our election, up to 3,000 additional multifamily units and approximately 500,000 square feet of other commercial uses.

In August 2020, the Company entered into the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex. Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed the Brentford Parcel to the Brentford Joint Venture at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.5 million as of March 31, 2021.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of March 31, 2021, the development cost incurred was $20.0 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.5 million cost basis in the Brentford Parcel.

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

The operations of this facility is presented below under “assets sold or held for sale.”

Certain Factors that May Impact Future Results

Impact of COVID-19 Pandemic: Starting in March 2020, the COVID-19 pandemic has resulted in cessation, severe curtailment, or impairment of business activities in most sectors of the economy in all markets we operate in, due to governmental “stay at home” orders, risk mitigation procedures, and closure of businesses not considered to be “essential.” This resulted in a rapid and dramatic increase in unemployment in the U.S. in the second quarter of 2020, with only a partial recovery by March 31, 2021. Since it remains unknown at this time how long the COVID-19 pandemic will continue, we cannot estimate how long these negative economic impacts will persist.

The COVID-19 pandemic has had and is expected to continue to have a negative impact on many of our customers’ businesses. During the three months ended March 31, 2021, the Company granted $0.2 million of rent deferrals and $0.1 million of rent abatements. Since the onset of the COVID-19 pandemic, the Company had granted rent relief to 398 customers (approximately 11.0% of total customers based on rental income), including $5.9 million of rent deferrals and $1.4 million of rent abatements. As of April 26, 2021, the Company had collected 98.8%1 of billed revenue during the three months ended March 31, 2021.

As of April 26, 2021, the Company had open rent relief requests from approximately 1% of its customers. It is possible that additional rent relief requests will arise in future months as a result of continued effects of the COVID-19 pandemic and related responses from state and local governments, however the timing and magnitude of such future requests cannot be easily predicted due to the inherent uncertainty of the virus and its varying regional effects. All rent relief requests to date have been, and all future rent relief requests are expected to be evaluated on a case-by-case basis. To the extent we grant additional requests for abatement, or to the extent that our customers default on their lease obligations, it will have a negative effect on our future rental income and net income.

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of March 31, 2021, excluding assets held for sale, leases from our top 10 customers comprised 10.9% of our annualized rental income, with only four customers, the U.S. Government (3.4%), Amazon Inc. (1.6%), KZ Kitchen Cabinet & Stone (1.3%), and Luminex Corporation (1.1%), representing more than 1%. In terms of industry concentration, 20.8% of our annualized rental income comes from business services, 13.1% from logistics, and 10.5% from technology. No other industry group represents more than 10% of our annualized rental income.

Customer Credit Risk: Historically we have experienced a low level of write-offs of uncollectible rents, with less than 0.4% of rental income written off in any single year from 2011-2019. The negative impact of the COVID-19 pandemic and its effect on our customers’ ability to pay rent resulted in accounts receivable write-offs of 0.4% of rental income in 2020, which is at the high end of the historical range noted above. The majority of write-offs occurred

_____________________________

1Excludes prior year recovery billings billed to customers during the month of March 2021.

in the second quarter near the initial onset of the COVID-19 pandemic, and in the third and fourth quarters of 2020 accounts receivable write-off volume was in-line with historic levels. The first quarter of 2021 marked the third consecutive quarter of normal accounts receivable write-off volume. During the three months ended March 31, 2021, we wrote off $0.0 of accounts receivable, which is lower than the $0.1 million written off during the three months ended March 31, 2020.

The Company writes off deferred rent receivable balances as a reduction to rental income in the period such balances are no longer deemed probable of being collected. During the three months ended March 31, 2021, the Company wrote off $0.1 million of deferred rent receivable, which is comparable to the $0.1 million written off during the three months ended March 31, 2020. Similar to accounts receivable write-offs, the majority of deferred rent receivable write-offs in 2020 were recognized in the second quarter.

For the three months ended March 31, 2021, we agreed to defer and abate a total of $0.2 million and $0.1 million, respectively, to customers whose businesses were disrupted by the COVID-19 pandemic, well below amounts granted in the second and third quarters of 2020 and comparable to the amounts granted in the fourth quarter of 2020. Since the onset of the COVID-19 pandemic, the Company granted $5.9 million of rent deferrals. We are closely monitoring the collectability of such deferred rents. As of March 31, 2021, the Company had collected $3.9 million, or 98.5%, of the scheduled repayments of COVID-19 related rent deferrals billed through March 1, 2021. An additional $1.1 million of rent deferral repayments are scheduled to be repaid by customers between April 1, 2021 and December 31, 2021, with an additional $0.8 million thereafter.

As of April 26, 2021, we had 30,000 square feet of leased space occupied by two customers that are protected by Chapter 11 of the U.S. Bankruptcy Code, which have an aggregate remaining lease value of $0.3 million. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement, which we are not obligated to grant but will consider and grant under certain circumstances.

Net Operating Income

We utilize net operating income (“NOI”), a measure that is not defined in accordance with U.S. generally accepted accounting principles (“GAAP”), to evaluate the operating performance of our real estate. We define NOI as rental income less Adjusted Cost of Operations. Adjusted Cost of Operations, a non-GAAP measure, represents cost of operations, excluding stock compensation, which can vary significantly period to period based upon the performance of the Company.

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

Results of Operations

Operating Results Overview: Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021, net income allocable to common shareholders was $27.9 million, or $1.01 per diluted share, compared to $41.6 million, or $1.51 per diluted share, for the same period in 2020. The decrease was mainly due to a $19.6 million gain on sale of assets sold during the first quarter of 2020 that did not reoccur in 2021 combined with flat NOI and higher general and administrative expense partially offset by lower depreciation and amortization expense.

Analysis of Net Income

Our net income is comprised primarily of our real estate operations, depreciation and amortization expense, general and administrative expense, interest and other income, interest and other expenses and gain on sale of real estate facilities.

We segregate our real estate activities into (i) same park operations, generally representing all operating properties acquired prior to January 1, 2019, comprising 26.3 million rentable square feet of our total 27.8 million of rentable square feet at March 31, 2021 (the “Same Park” portfolio), (ii) non-same park operations, representing those facilities we own that were acquired after January 1, 2019 (the “Non-Same Park” portfolio), (iii) multifamily operations and (iv) assets sold or held for sale comprising 595,000 square feet, including 113,000 square feet of assets sold in January 2020, 40,000 square feet of assets sold in September 2020, and 442,000 square feet of assets held for sale. The assets held for sale represent a 244,000 square foot office business park located in Herndon, Virginia, and a 198,000 square foot office oriented flex business park located in Chantilly, Virginia.

The table below sets forth the various components of our net income (in thousands):

	For the Three Months
	Ended March 31,
	2021	2020	Change
Rental income
Same Park	$99,995	$99,130	0.9%
Non-Same Park	3,769	2,421	55.7%
Multifamily	2,327	2,560	(9.1%)
Assets sold or held for sale (1)	1,956	2,105	(7.1%)
Total rental income	108,047	106,216	1.7%

Cost of operations
Adjusted Cost of Operations (2)
Same Park	29,684	28,380	4.6%
Non-Same Park	1,153	829	39.1%
Multifamily	1,067	1,016	5.0%
Assets sold or held for sale (1)	858	764	12.3%
Stock compensation expense (3)	456	274	66.4%
Total cost of operations	33,218	31,263	6.3%

NOI (4)
Same Park	70,311	70,750	(0.6%)
Non-Same Park	2,616	1,592	64.3%
Multifamily	1,260	1,544	(18.4%)
Assets sold or held for sale (1)	1,098	1,341	(18.1%)
Stock compensation expense (3)	(456)	(274)	66.4%
Depreciation and amortization expense	(22,985)	(26,619)	(13.7%)
General and administrative expense	(4,382)	(3,323)	31.9%
Interest and other income	256	557	(54.0%)
Interest and other expense	(211)	(161)	31.1%
Gain on sale of real estate facility	—	19,621	(100.0%)
Net income	$47,507	$65,028	(26.9%)

____________________________

(1)Amounts shown for the three months ended March 31, 2021 include operating results attributable to assets held for sale comprising 442,000 square feet. Amounts shown for the three months ended March 31, 2020 include operating results attributable to assets held for sale comprising 442,000 square feet and assets sold in 2020 comprising 153,000 square feet. Amounts for the three months ended March 31, 2020 include rental income of $0.3 million, Adjusted Costs of Operations of $0.1 million, and NOI of $0.2 million for the two industrial buildings totaling 40,000 square feet sold in September 2020 and an 113,000 square foot asset sold in January 2020.

(2)Adjusted Cost of Operations excludes the impact of stock compensation expense.

(3)Stock compensation expense, as shown here, represents stock compensation expense for employees whose compensation expense is recorded in cost of operations. Note that stock compensation expense attributable to our executive management team (including divisional vice presidents) and other corporate employees is recorded within general and administrative expense.

(4)NOI represents rental income less Adjusted Cost of Operations.

Rental income increased $1.8 million for the three months ended March 31, 2021 as compared to the same period in 2020 due primarily to higher rental income from our Non-Same Park portfolio as a result of an acquisition acquired during the latter half of 2020 partially offset by lower occupancy.

Cost of operations increased $2.0 million for the three months ended March 31, 2021 as compared to the same period in 2020 due primarily to higher Adjusted Cost of Operations incurred by our Same Park and Non-Same Park portfolios.

Net income decreased $17.5 million for the three months ended March 31, 2021 as compared to the same period in 2020. The three month decrease was due primarily to the gain on sale of an asset sold during the first quarter of 2020 that did not reoccur in 2021 combined with flat NOI, and $1.1 million higher general and administrative expense driven by $0.7 million higher stock-compensation expense partially offset by lower depreciation and amortization expense.

Same Park Portfolio

We believe that evaluation of the Same Park portfolio provides an informative view of how the Company’s portfolio has performed over comparable periods. We believe that investors and analysts use Same Park information in a similar manner.

The following table summarizes the historical operating results of our Same Park portfolio and certain statistical information related to leasing activity in the three months ended March 31, 2021 and 2020 (in thousands, except per square foot data):

	For the Three Months
	Ended March 31,
	2021	2020	Change
Rental income (1)	$99,995	$99,130	0.9%

Adjusted Cost of Operations (2)
Property taxes	11,424	11,056	3.3%
Utilities	4,637	4,972	(6.7%)
Repairs and maintenance	5,468	5,364	1.9%
Compensation	4,280	4,270	0.2%
Snow removal	1,019	71	1,335.2%
Property insurance	1,178	879	34.0%
Other expenses	1,678	1,768	(5.1%)
Total Adjusted Cost of Operations	29,684	28,380	4.6%

NOI	$70,311	$70,750	(0.6%)

Selected Statistical Data
NOI margin (3)	70.3%	71.4%	(1.5%)
Weighted average square foot occupancy	92.4%	92.8%	(0.4%)
Revenue per occupied square foot (4)	$16.47	$16.27	1.2%
Revenue per available foot (RevPAF) (5)	$15.23	$15.09	0.9%

____________________________

(1)See table below for change in rental income.

(2)Adjusted Cost of Operations excludes the impact of stock compensation expense.

(3)NOI margin is computed by dividing NOI by rental income.

(4)Revenue per occupied square foot is computed by dividing rental income for the period by weighted average occupied square feet for the same period. Revenue per occupied square foot for the three month period shown is annualized.

(5)Revenue per Available Square Foot (RevPAF) is computed by dividing rental income for the period by weighted average available square feet for the same period. RevPAF for the three month period shown is annualized.

Analysis of Same Park Rental Income

Rental income for our Same Park portfolio increased 0.9% for the three months ended March 31, 2021 as compared to the same period in 2020. The three month increase was due primarily to higher rental rates charged to our customers, as revenue per occupied square foot increased 1.2% in the three months ended March 31, 2021 compared to the same period in 2020, partially offset by a 0.4% decrease in weighted average occupancy.

The following table details the change in Same Park rental income for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months
	Ended March 31,
	2021	2020	Change
Rental income
Base rental income	$73,659	$74,022	$(363)
Expense recovery income	24,892	23,821	1,071
Lease buyout income	377	257	120
Rent receivable write-off	(9)	(54)	45
Abatements	(97)	—	(97)
Deferral repayments, net	556	—	556
Fee Income	180	331	(151)
Non-Cash Rental Income (1)	437	753	(316)
Total rental income	$99,995	$99,130	$865

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

The following table sets forth the expirations of existing leases in our Same Park portfolio over the next five years based on lease data at March 31, 2021 (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
Remainder of 2021	1,634	3,867	15.7%	$67,943	15.7%
2022	1,419	5,899	23.9%	103,733	24.0%
2023	877	5,181	21.0%	87,999	20.4%
2024	427	3,598	14.6%	63,657	14.7%
2025	234	2,770	11.3%	48,043	11.1%
Thereafter	146	3,334	13.5%	61,030	14.1%
Total	4,737	24,649	100.0%	$432,405	100.0%

See “Analysis of Same Park Market Trends” below for further analysis of such data on a by market basis.

Analysis of Same Park Adjusted Cost of Operations

Adjusted Cost of Operations for our Same Park portfolio increased 4.6% for the three months ended March 31, 2021 as compared to the same period in the prior year due primarily to higher snow removal costs, higher property taxes, and higher insurance costs partially offset by lower utility costs.

Property taxes increased 3.3% for the three months ended March 31, 2021 as compared to the same period in the prior year. The increase was due to higher assessed values. We expect potential property tax growth in the future due to higher assessed values.

Utilities are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities decreased 6.7% during the three months ended March 31, 2021 as compared to the same period in the prior year as a result of reduced water and electricity usage due to the COVID-19 pandemic. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not readily predictable. However, we expect utility costs in the future to return to pre-COVID-19 pandemic levels over time due to increased traffic and use at our parks as our customers resume operations.

Repairs and maintenance expense increased 1.9% for the three months ended March 31, 2021 as compared to the same period in the prior year. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable. We expect repairs and maintenance costs for the remainder of 2021 to be higher than our results for the three months ended March 31, 2021 and more consistent with pre-COVID-19 pandemic levels as a result of increased traffic and use at our parks as customers resume operations.

Compensation expense increased 0.2% for the three months ended March 31, 2021 as compared to the same period in the prior year. Compensation expense is comprised of on-site and supervisory personnel costs incurred in the operation of our properties. We expect compensation expense for the remainder of 2021 to be comparable to our results for the three months ended March 31, 2021.

Snow removal costs increased 1,335.2% during the three months ended March 31, 2021 as compared to the same period in the prior year. Snow removal costs are weather dependent and therefore not predictable.

Property insurance expense increased 34.0% for the three months ended March 31, 2021 as compared to the same period in the prior year. The three month increase was primarily due to an increase in our property insurance premium for the policy period June 2020 to May 2021 due to unfavorable market conditions pervasive throughout commercial real estate sectors. The three month increase was also due to insurance deductibles recorded during the first quarter of 2021 related to damages from the winter storm in Texas. We expect to experience increases in property insurance expense in the future as unfavorable market conditions pervasive throughout commercial real estate sectors persist.

Other expenses decreased 5.1% for the three months ended March 31, 2021 as compared to the same period in the prior year. Other expenses are comprised of general property expenses incurred in the operation of our properties. We expect other expenses for the remainder of 2021 to be similar to our results for the three months March 31, 2021.

Same Park Quarterly Trends

The following table sets forth historical quarterly data related to the operations of our Same Park portfolio for rental income, Adjusted Cost of Operations, weighted average occupancy, annualized revenue per occupied square foot, and RevPAF (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31
Rental income (1)
2021	$99,995	$—	$—	$—
2020	$99,130	$94,078	$97,893	$97,937

Adjusted Cost of Operations (2)
2021	$29,684	$—	$—	$—
2020	$28,380	$27,181	$29,142	$28,624

NOI (3)
2021	$70,311	$—	$—	$—
2020	$70,750	$66,897	$68,751	$69,313

Weighted average square foot occupancy
2021	92.4%	—	—	—
2020	92.8%	92.2%	92.3%	92.0%

Revenue per occupied square foot (4)
2021	$16.47	$—	$—	$—
2020	$16.27	$15.53	$16.15	$16.21

RevPAF (5)
2021	$15.23	$—	$—	$—
2020	$15.09	$14.32	$14.91	$14.91

____________________________

(1)Included in the calculation of Same Park rental income are (a) lease buyout income of $0.3 million, $0.3 million, $0.3 million, $0.4 million, and $0.4 million for the three months ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, respectively, (b) accounts receivable write-offs of $0.1 million, $1.1 million, $0.2 million, $0.2 million, and $0.0 for the three months ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, respectively, and (c) deferred rent receivable write-offs of $0.1 million, $2.4 million, $0.3 million, $0.4 million, and $0.1 million for the three months ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, respectively.

(2)Adjusted Cost of Operations excludes stock compensation expense for employees whose compensation expense is recorded in cost of operations, which can vary significantly period to period based upon the performance of the Company.

(3)NOI represents rental income less Adjusted Cost of Operations.

(4)Revenue per occupied square foot is computed by dividing rental income for the period by weighted average occupied square feet for the same period. Revenue per occupied square foot for the three month period shown is annualized.

(5)RevPAF is computed by dividing rental income for the period by weighted average available square feet for the same period. RevPAF for the three month period shown is annualized.

Analysis of Same Park Market Trends

The following tables set forth historical data by region related to the operations of our Same Park portfolio for rental income, Adjusted Cost of Operations, weighted average occupancy, annualized revenue per occupied square foot, and RevPAF (in thousands, except per square foot data):

	For the Three Months
	Ended March 31,
Region	2021	2020	Change

Geographic Data on Same Park

Rental income
Northern California (7.2 million feet)	$28,133	$27,081	3.9%
Southern California (3.3 million feet)	14,665	14,239	3.0%
Dallas (2.9 million feet)	7,836	8,685	(9.8%)
Austin (2.0 million feet)	8,245	8,319	(0.9%)
Northern Virginia (4.5 million feet)	19,733	19,616	0.6%
South Florida (3.9 million feet)	11,706	11,160	4.9%
Seattle (1.4 million feet)	4,905	4,884	0.4%
Suburban Maryland (1.1 million feet)	4,772	5,146	(7.3%)
Total Same Park (26.3 million feet)	99,995	99,130	0.9%

Adjusted Cost of Operations
Northern California	6,344	6,166	2.9%
Southern California	3,692	3,725	(0.9%)
Dallas	3,109	3,045	2.1%
Austin	3,215	2,959	8.7%
Northern Virginia	7,039	6,463	8.9%
South Florida	3,184	2,992	6.4%
Seattle	1,292	1,277	1.2%
Suburban Maryland	1,809	1,753	3.2%
Total Same Park	29,684	28,380	4.6%

Net operating income
Northern California	21,789	20,915	4.2%
Southern California	10,973	10,514	4.4%
Dallas	4,727	5,640	(16.2%)
Austin	5,030	5,360	(6.2%)
Northern Virginia	12,694	13,153	(3.5%)
South Florida	8,522	8,168	4.3%
Seattle	3,613	3,607	0.2%
Suburban Maryland	2,963	3,393	(12.7%)
Total Same Park	$70,311	$70,750	(0.6%)

Weighted average square foot occupancy
Northern California	93.1%	91.4%	1.9%
Southern California	95.7%	94.7%	1.1%
Dallas	83.3%	90.3%	(7.8%)
Austin	95.1%	95.5%	(0.4%)
Northern Virginia	91.7%	91.5%	0.2%
South Florida	95.5%	94.0%	1.6%
Seattle	93.3%	99.0%	(5.8%)
Suburban Maryland	88.3%	91.1%	(3.1%)
Total Same Park	92.4%	92.8%	(0.4%)

Revenue per occupied square foot (1)
Northern California	$16.69	$16.37	2.0%
Southern California	$18.69	$18.33	2.0%
Dallas	$13.03	$13.32	(2.2%)
Austin	$17.66	$17.74	(0.5%)
Northern Virginia	$18.99	$18.91	0.4%
South Florida	$12.68	$12.28	3.3%
Seattle	$15.57	$14.62	6.5%
Suburban Maryland	$18.82	$19.68	(4.4%)
Total Same Park	$16.47	$16.27	1.2%

RevPAF (2)
Northern California	$15.53	$14.95	3.9%
Southern California	$17.87	$17.35	3.0%
Dallas	$10.86	$12.03	(9.7%)
Austin	$16.80	$16.95	(0.9%)
Northern Virginia	$17.42	$17.31	0.6%
South Florida	$12.11	$11.55	4.8%
Seattle	$14.53	$14.47	0.4%
Suburban Maryland	$16.67	$17.98	(7.3%)
Total Same Park	$15.23	$15.09	0.9%

____________________________

(1)Revenue per occupied square foot is computed by dividing rental income for the period by weighted average occupied square feet for the same period. Revenue per occupied square foot for the three month period shown is annualized.

(2)RevPAF is computed by dividing rental income for the period by weighted average available square feet for the same period. RevPAF for the three month period shown is annualized.

Our past revenue growth has come from contractual annual rent increases, as well as re-leasing of space at rates above outgoing rental rates. We believe the percentage difference between outgoing cash rent inclusive of estimated expense recoveries and incoming cash rent inclusive of estimated expense recoveries for leases executed (“Cash Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following table summarizes the Cash Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park portfolio for the three months ended March 31, 2021 (square feet in thousands):

	For the Three Months Ended March 31, 2021
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental	Net Effective
Regions	Leased	Retention	Executed Foot	Rate Change (1)	Rent Change (2)
Northern California	467	78.0%	$1.73	11.5%	26.4%
Southern California	308	74.0%	$1.97	2.8%	8.2%
Dallas	310	93.8%	$2.84	(0.6%)	0.7%
Austin	52	32.4%	$5.61	9.0%	22.4%
Northern Virginia	301	72.3%	$5.16	(0.5%)	4.3%
South Florida	297	76.1%	$1.30	8.4%	24.4%
Seattle	101	82.6%	$2.03	12.5%	25.6%
Suburban Maryland	59	88.7%	$2.51	(1.3%)	7.3%
Total	1,895	78.1%	$2.57	5.4%	14.7%

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

(2)Net effective rent represents average rental payments for the term of a lease on a straight-line basis in accordance with GAAP, excluding operating expense reimbursements.

The COVID-19 pandemic has negatively affected occupancy levels across our portfolio. For the three months ended March 31, 2021, weighted average occupancy was 92.4%, a decrease from weighted average occupancy of 92.8% for the three months ended March 31, 2020. Weighted average cash rental rate growth on leases executed during the three months ended March 31, 2021 was 5.4% while average net effective rent growth was 14.7%. Renewals of leases with existing customers represented 67.4% of our leasing activity for the three months ended March 31, 2021. Average lease term of the leases executed during the three months ended March 31, 2021 was 3.2 years with associated average transaction costs (tenant improvements and leasing commissions) of $2.57 per square foot. For comparative purposes, average lease term and transaction costs on leases executed in the same period of 2020 were 3.8 years and $3.12 per square foot, respectively. The uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to increase or maintain existing occupancy levels, possible decreases in rental rates on new and renewal transactions, and potential additional rent deferrals, rent abatements, and customer defaults, may cause continued challenges for us as we attempt to grow Same Park rental income in the near future.

Non-Same Park Portfolio: The table below reflects the assets comprising our Non-Same Park portfolio (in thousands):

			Purchase	Square	Occupancy at
Acquired Property	Date Acquired	Location	Price	Feet	March 31, 2021
Pickett Industrial Park	October 2020	Alexandria, VA	$46,582	246	92.2%
La Mirada Commerce Center	January 2020	La Mirada, CA	13,513	73	100.0%
San Tomas Business Center	December 2019	Santa Clara, CA	16,787	79	95.3%
Hathaway Industrial Park	September 2019	Santa Fe Springs, CA	104,330	543	100.0%
Walnut Avenue Business Park	April 2019	Signal Hill, CA	13,824	74	100.0%
Total acquired property			$195,036	1,015	97.7%

	Date		Total	Square	Occupancy at
Developed Property	Completed	Location	Cost	Feet	March 31, 2021
Freeport Industrial Building	March 2021	Irving, TX	$9,052	83	15.9%
Total Non-Same Park			$204,088	1,098	91.5%

We believe that our management and operating infrastructure typically allows us to generate higher NOI from newly acquired real estate facilities than was achieved by previous owners. However, it can take 24 or more months for us to fully achieve higher NOI, and the ultimate levels of NOI achieved can be affected by changes in general economic conditions. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s ability to generate higher NOI from these newly acquired real estate facilities in the future, there can be no assurance that we will achieve our expectations with respect to newly acquired real estate facilities.

Multifamily: As of March 31, 2021, we held a 95.0% controlling interest in a joint venture that owns Highgate at The Mile, a 395-unit apartment complex. The following table summarizes the historical operating results of Highgate at The Mile and certain statistical information (in thousands, except per unit data):

	For the Three Months
	Ended March 31,
	2021	2020	Change
Rental income	$2,327	$2,560	(9.1%)
Cost of operations	1,067	1,016	5.0%
NOI	$1,260	$1,544	(18.4%)

Selected Statistical Data
Weighted average square foot occupancy	94.2%	94.9%	(0.8%)

	As of March 31, 2021
Total costs (1)			$115,426
Physical occupancy			93.6%
Average rent per unit (2)			$2,021

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

The three month decrease in NOI was primarily due to a decline in occupancy and rental rates as a result of the COVID-19 pandemic. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels and rental rates, we may continue to experience NOI levels below those which were achieved prior to the onset of the COVID-19 pandemic in the near future.

Assets sold or held for sale: These amounts include historical operating results with respect to properties that were sold or held for sale. Amounts shown for the three months ended March 31, 2021 include operating results attributable to assets held for sale comprising 442,000 square feet. Amounts shown for the three months ended March 31, 2020 include operating results attributable to assets held for sale comprising 442,000 square feet and assets sold in 2020 comprising 153,000 square feet. Amounts for the three months ended March 31, 2020 include rental income of $0.3 million, Adjusted Costs of Operations of $0.1 million, and NOI of $0.2 million for the two industrial buildings totaling 40,000 square feet sold in September 2020 and an 113,000 square foot asset sold in January 2020.

Depreciation and Amortization Expense: Depreciation and amortization expense was $23.0 million for the three months ended March 31, 2021 compared to $26.6 million for the same period in 2020. The three month decrease was primarily due to acceleration of depreciation expense related to the building held for development in 2020.

General and Administrative Expense: General and administrative expense primarily represents executive and other compensation, audit and tax fees, legal expenses and other costs associated with being a public company. For the three months ended March 31, 2021, general and administrative expense increased $1.1 million, or 31.9%, compared to the same period in 2020. The three month increase was primarily due to higher stock compensation expense of $0.7 million and an increase in professional fees related to various corporate service projects.

Gain on Sale of Real Estate Facilities: On January 7, 2020, we sold an 113,000 square foot office building located at Metro Park North in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

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

In order to maintain efficient access to the capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Ratio of FFO to fixed charges and preferred distributions is calculated by dividing FFO excluding fixed charges and preferred distributions by fixed charges and preferred distributions paid. Fixed charges include interest expense, capitalized interest and preferred equity distributions paid. For the three months ended March 31, 2021, the ratio of FFO to combined fixed charges and preferred distributions paid was 5.8 to 1.0.

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

As of March 31, 2021, we had $69.5 million in unrestricted cash. In the last five years, we have retained between $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less shareholder and unit holder distributions and capital expenditures.

Required Debt Repayment: As of March 31, 2021, we have no debt outstanding on our Credit Facility. We are in compliance with all of the covenants and other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements generally are related to property reconfigurations and other capital expenditures related to repositioning asset acquisitions. The following table sets forth our commercial capital expenditures paid for in the three months ended March 31, 2021 and 2020, respectively, on an aggregate and per square foot basis:

	For the Three Months Ended March 31,
	2021	2020	2021	2020
Commercial Real Estate	(in thousands)		(per square foot) (1)
Recurring capital expenditures
Capital improvements	$648	$1,223	$0.02	$0.04
Tenant improvements	2,909	3,546	0.10	0.13
Lease commissions	1,848	2,082	0.07	0.08
Total commercial recurring capital expenditures	5,405	6,851	0.19	0.25
Nonrecurring capital improvements	411	93	0.01	—
Total commercial capital expenditures	$5,816	$6,944	$0.20	$0.25

____________________________

(1)Per square foot amounts are calculated based on capital expenditures divided by total weighted average square feet owned for the periods presented.

The following table summarizes recurring capital expenditures paid and the related percentage of NOI for Same Park, Non-Same Park, multifamily and assets sold by region for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
				Recurring
	Recurring			Capital Expenditures
	Capital Expenditures			as a Percentage of NOI
	2021	2020	Change	2021	2020
Region
Same Park
Northern California	$1,595	$1,336	19.4%	7.3%	6.4%
Southern California	641	998	(35.8%)	5.8%	9.5%
Dallas	902	1,103	(18.2%)	19.1%	19.6%
Austin	187	301	(37.9%)	3.7%	5.6%
Northern Virginia	974	1,875	(48.1%)	7.7%	14.3%
South Florida	349	514	(32.1%)	4.1%	6.3%
Seattle	294	68	332.4%	8.1%	1.9%
Suburban Maryland	253	191	32.5%	8.5%	5.6%
Total Same Park	5,195	6,386	(18.7%)	7.4%	9.0%
Non-Same Park
Northern California	2	—	100.0%
Southern California	80	13	515.4%
Northern Virginia	42	—	100.0%
Northern Texas	23	—	100.0%
Total Non-Same Park	147	13	1,030.8%
Assets sold or held for sale	63	452	(86.1%)
Total	$5,405	$6,851	(21.1%)

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

Redemption of Preferred Stock: Historically, we have reduced our cost of capital by refinancing higher coupon preferred securities with lower coupon preferred securities. We have one series of preferred securities that will become redeemable during 2021, at our option, with a coupon rate of 5.20% at a par value of $189.8 million (see Note 9 to our March 31, 2021 financial statements). Redemption of such preferred shares will depend upon many factors, including our cost of capital. None of our preferred securities are redeemable at the option of the holders. See Note 9 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the earliest redemption date of our outstanding preferred securities.

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

Development of Real Estate Facilities: As noted above, during the three months ended March 31, 2021, we completed the development of an 83,000 square foot shallow-bay industrial building on an excess land parcel at our Freeport Business Park in Irving, Texas for total development costs of $8.1 million. The total developed asset value inclusive of land costs of $9.1 million was placed into service on March 1, 2021 and accordingly was reflected under real estate facilities, at cost on our consolidated balance sheets at March 31, 2021.

In August 2020, we entered into the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex. We contributed the Brentford Parcel to the Brentford Joint Venture at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.5 million as of March 31, 2021.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of March 31, 2021, the development cost incurred was $20.0 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.5 million cost basis in the Brentford Parcel.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the three months ended March 31, 2021 or the year ended December 31, 2020. As of March 31, 2021, management has the authorization to repurchase an additional 1,614,721 shares.

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

We paid REIT qualifying distributions of $40.9 million ($12.0 million to preferred shareholders and $28.9 million to common shareholders) during the three months ended March 31, 2021.

We estimate the annual distribution requirements with respect to our preferred shares outstanding at March 31, 2021 to be $48.2 million per year.

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

We also present Core FFO and Funds Available for Distribution (“FAD”) which are both also non-GAAP measures. The Company defines Core FFO as FFO excluding the impact of (i) income allocated to preferred shareholders to the extent redemption value exceeds the related carrying value and (ii) other nonrecurring income or expense items as appropriate. FAD represents Core FFO adjusted to (i) deduct recurring capital improvements and capitalized tenant improvements and lease commissions and (ii) remove certain non-cash income or expense items such as amortization of deferred rent receivable and stock compensation expense.

FFO for the three months ended March 31, 2021 was $1.67 per share, representing a decrease of 2.5% from the same period in 2020. The decrease in FFO per share was the result of flat NOI and $1.1 million higher general and administrative expense driven by $0.7 million higher stock-compensation expense. For the three months ended March 31, 2021 and 2020, Core FFO was equal to FFO as the Company did not incur any preferred share redemption charges or any nonrecurring income or expenses in either period.

The following table reconciles net income allocable to common shareholders to FFO, Core FFO and FAD as well as net income per share to FFO per share and Core FFO per share (amounts in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2021	2020
Net income allocable to common shareholders	$27,886	$41,615
Adjustments
Gain on sale of real estate facility	—	(19,621)
Depreciation and amortization expense	22,985	26,619
Net income allocated to noncontrolling interests	7,411	11,092
Net income allocated to restricted stock unit holders	164	275
FFO allocated to JV partner	(27)	(43)
FFO allocable to diluted common shares and units	$58,419	$59,937

Core FFO allocable to diluted common shares and units	$58,419	$59,937
Adjustments
Recurring capital improvements	(648)	(1,223)
Tenant improvements	(2,909)	(3,546)
Capitalized lease commissions	(1,848)	(2,082)
Non-cash rental income (1)	(1,307)	(1,064)
Non-cash stock compensation expense	1,780	942
Cash paid for taxes in lieu of shares upon vesting of
restricted stock units	(3,197)	(3,655)
FAD allocable to diluted common shares and units	$50,290	$49,309

Weighted average outstanding
Common shares	27,495	27,448
Common operating partnership units	7,305	7,305
Restricted stock units	47	77
Common share equivalents	99	102
Total common and dilutive shares	34,946	34,932

Reconciliation of Earnings per Share to FFO per Share
Net income per common share—diluted	$1.01	$1.51
Gain on sale of real estate facility	—	(0.56)
Depreciation and amortization expense	0.66	0.77
FFO per share	$1.67	$1.72

____________________________

(1)Non-cash rental income includes amortization of deferred rent receivable (net of write-offs), in-place lease intangible, tenant improvement reimbursement, and lease incentive intangible.

We believe FFO, Core FFO, and FAD assist investors in analyzing and comparing the operating and financial performance of a company’s real estate from period to period. FFO, Core FFO, and FAD are not substitutes for GAAP net income. In addition, other REITs may compute FFO, Core FFO, and FAD differently, which could inhibit comparability.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations: We paid $12.0 million in distributions to our preferred shareholders for the three months ended March 31, 2021 and expect to continue to pay quarterly distributions of $12.0 million to our preferred shareholders for the foreseeable future or until such time as there is a change in the amount or composition of our series of preferred equity outstanding. Dividends on preferred equity are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of March 31, 2021 and their impact on our future cash flow and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Transaction costs (1)	$9,328	$9,328	$—	$—	$—
Ground lease obligations (2)	1,719	149	596	397	577
Total	$11,047	$9,477	$596	$397	$577

____________________________

(1)Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.

(2)Represents future contractual payments on land under various operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding as of as of March 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not subject to any material legal proceedings other than ordinary routine litigation and administrative proceedings incidental to its business.

ITEM 1A. RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations. There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2020.

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

During the three months ended March 31, 2021, there were no shares of the Company’s common stock repurchased. As of March 31, 2021, 1,614,721 shares remain available for purchase under the program.

See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits Number		Description

Exhibit 10.1	*†	Offer Letter/Employment Agreement, dated February 26, 2021, between the Company and Dan M. Chandler, III. Filed herewith.

Exhibit 31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS		Inline XBRL Instance Document. Filed herewith.

Exhibit 101.SCH		Inline XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB		Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Denotes management contract or compensatory plan agreement or arrangement.

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 27, 2021

PS BUSINESS PARKS, INC.

BY:	/s/ Jeffrey D. Hedges
Jeffrey D. Hedges
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)