Form 10-Q
period 2021-06-30
PS BUSINESS PARKS, INC./MD
filed 2021-08-03
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 1-10709

PS BUSINESS PARKS, INC.

(Exact name of registrant as specified in its charter)

Maryland	95-4300881
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification Number)

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

Yes ☐ No ☒

As of August 2, 2021, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,542,562.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Cash and cash equivalents	$115,965	$69,083

Real estate facilities, at cost
Land	865,081	864,092
Buildings and improvements	2,204,461	2,186,621
	3,069,542	3,050,713
Accumulated depreciation	(1,219,040)	(1,181,402)
	1,850,502	1,869,311
Properties held for sale, net	12,871	26,273
Land and building held for development, net	52,529	40,397
	1,915,902	1,935,981
Rent receivable	1,903	1,519
Deferred rent receivable	37,589	36,788
Other assets	15,165	14,334
Total assets	$2,086,524	$2,057,705

LIABILITIES AND EQUITY

Accrued and other liabilities	$88,989	$82,065
Total liabilities	88,989	82,065
Commitments and contingencies
Equity
PS Business Parks, Inc.’s stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
37,790 shares issued and outstanding at ($944,750 aggregate
liquidation preference) June 30, 2021
and December 31, 2020	944,750	944,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,541,464 and 27,488,547 shares issued and outstanding at
June 30, 2021 and December 31, 2020, respectively	275	274
Paid-in capital	739,336	738,022
Accumulated earnings	89,800	73,631
Total PS Business Parks, Inc.’s stockholders’ equity	1,774,161	1,756,677
Noncontrolling interests	223,374	218,963
Total equity	1,997,535	1,975,640
Total liabilities and equity	$2,086,524	$2,057,705

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Rental income	$109,364	$100,559	$217,411	$206,775

Expenses
Cost of operations	31,849	30,131	65,067	61,394
Depreciation and amortization	22,514	22,963	45,499	49,582
General and administrative	4,799	3,004	9,181	6,327
Total operating expenses	59,162	56,098	119,747	117,303

Interest and other income	923	225	1,179	782
Interest and other expense	(268)	(203)	(479)	(364)
Gain on sale of real estate facility	19,193	—	19,193	19,621
Net income	70,050	44,483	117,557	109,511
Allocation to noncontrolling interests	(12,094)	(6,795)	(19,505)	(17,887)
Net income allocable to PS Business Parks, Inc.	57,956	37,688	98,052	91,624
Allocation to preferred stockholders	(12,047)	(12,047)	(24,093)	(24,093)
Allocation to restricted stock unit holders	(314)	(119)	(478)	(394)
Net income allocable to common stockholders	$45,595	$25,522	$73,481	$67,137

Net income per share of common stock
Basic	$1.66	$0.93	$2.67	$2.44
Diluted	$1.65	$0.93	$2.66	$2.44

Weighted average common stock outstanding
Basic	27,531	27,479	27,513	27,464
Diluted	27,632	27,560	27,611	27,557

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
For the three months ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Stockholders’	Noncontrolling	Total
June 30, 2021	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Interests	Equity
Balances at March 31, 2021	37,790	$944,750	27,516,939	$274	$736,336	$72,809	$1,754,169	$218,845	$1,973,014
Issuance of common stock in
connection with share-based
compensation	—	—	24,525	1	906	—	907	—	907
Stock compensation, net	—	—	—	—	2,099	—	2,099	—	2,099
Cash paid for taxes in lieu of
stock upon vesting of
restricted stock units	—	—	—	—	(5)	—	(5)	—	(5)
Capital contribution from noncontrolling
interests—joint venture	—	—	—	—	—	—	—	128	128
Net income	—	—	—	—	—	57,956	57,956	12,094	70,050
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(12,047)	(12,047)	—	(12,047)
Common stock ($1.05 per share)	—	—	—	—	—	(28,918)	(28,918)	—	(28,918)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(7,670)	(7,670)
Joint venture	—	—	—	—	—	—	—	(23)	(23)
Balances at June 30, 2021	37,790	$944,750	27,541,464	$275	$739,336	$89,800	$1,774,161	$223,374	$1,997,535

For the three months ended
June 30, 2020
Balances at March 31, 2020	37,790	$944,750	27,477,303	$274	$734,091	$76,739	$1,755,854	$219,518	$1,975,372
Issuance of common stock in
connection with share-based
compensation	—	—	4,183	—	259	—	259	—	259
Stock compensation, net	—	—	—	—	784	—	784	—	784
Cash paid for taxes in lieu of
stock upon vesting of
restricted stock units	—	—	—	—	(5)	—	(5)	—	(5)
Net income	—	—	—	—	—	37,688	37,688	6,795	44,483
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(12,047)	(12,047)	—	(12,047)
Common stock ($1.05 per share)	—	—	—	—	—	(28,856)	(28,856)	—	(28,856)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(7,670)	(7,670)
Joint venture	—	—	—	—	—	—	—	(25)	(25)
Balances at June 30, 2020	37,790	$944,750	27,481,486	$274	$735,129	$73,524	$1,753,677	$218,618	$1,972,295

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
For the six months ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Stockholders’	Noncontrolling	Total
June 30, 2021	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Interests	Equity
Balances at December 31, 2020	37,790	$944,750	27,488,547	$274	$738,022	$73,631	$1,756,677	$218,963	$1,975,640
Issuance of common stock in
connection with share-based
compensation	—	—	52,917	1	906	—	907	—	907
Stock compensation, net	—	—	—	—	3,715	—	3,715	—	3,715
Cash paid for taxes in lieu of
stock upon vesting of
restricted stock units	—	—	—	—	(3,202)	—	(3,202)	—	(3,202)
Capital contribution from noncontrolling
interests—joint venture	—	—	—	—	—	—	—	287	287
Issuance costs	—	—	—	—	(105)	—	(105)	—	(105)
Net income	—	—	—	—	—	98,052	98,052	19,505	117,557
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(24,093)	(24,093)	—	(24,093)
Common stock ($2.10 per share)	—	—	—	—	—	(57,790)	(57,790)	—	(57,790)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(15,341)	(15,341)
Joint venture	—	—	—	—	—	—	—	(40)	(40)
Balances at June 30, 2021	37,790	$944,750	27,541,464	$275	$739,336	$89,800	$1,774,161	$223,374	$1,997,535

For the six months ended
June 30, 2020
Balances at December 31, 2019	37,790	$944,750	27,440,953	$274	$736,986	$63,666	$1,745,676	$216,135	$1,961,811
Issuance of common stock in
connection with share-based
compensation	—	—	40,533	—	259	—	259	—	259
Stock compensation, net	—	—	—	—	1,544	—	1,544	—	1,544
Cash paid for taxes in lieu of
stock upon vesting of
restricted stock units	—	—	—	—	(3,660)	—	(3,660)	—	(3,660)
Net income	—	—	—	—	—	91,624	91,624	17,887	109,511
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(24,093)	(24,093)	—	(24,093)
Common stock ($2.10 per share)	—	—	—	—	—	(57,673)	(57,673)	—	(57,673)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(15,341)	(15,341)
Joint venture	—	—	—	—	—	—	—	(63)	(63)
Balances at June 30, 2020	37,790	$944,750	27,481,486	$274	$735,129	$73,524	$1,753,677	$218,618	$1,972,295
See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Six Months
	Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$117,557	$109,511
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	45,499	49,582
Straight-line rent and amortization of lease intangibles, net	(1,490)	(3,810)
Gain on sale of real estate facility	(19,193)	(19,621)
Stock compensation expense	4,081	1,873
Amortization of financing costs	272	273
Other, net	1,381	4,513
Total adjustments	30,550	32,810
Net cash provided by operating activities	148,107	142,321
Cash flows from investing activities
Capital expenditures to real estate facilities	(15,707)	(16,038)
Capital expenditures to land and building held for development	(18,240)	(4,995)
Acquisition of real estate facility	—	(13,423)
Proceeds from sale of real estate facility	32,622	29,266
Net cash used in investing activities	(1,325)	(5,190)
Cash flows from financing activities
Payment of financing costs	(157)	(176)
Proceeds from the exercise of stock options	907	259
Issuance costs	(105)	—
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	(3,202)	(3,660)
Cash paid to restricted stock unit holders	(366)	(329)
Capital contribution from noncontrolling interests—joint venture	287	—
Distributions paid to preferred stockholders	(24,093)	(24,093)
Distributions paid to common stockholders	(57,790)	(57,673)
Distributions paid to noncontrolling interests—common units	(15,341)	(15,341)
Distributions paid to noncontrolling interests—joint venture	(40)	(63)
Net cash used in financing activities	(99,900)	(101,076)
Net increase in cash and cash equivalents	46,882	36,055
Cash, cash equivalents and restricted cash at the beginning of the period	70,171	63,874
Cash, cash equivalents and restricted cash at the end of the period	$117,053	$99,929

Supplemental schedule of non-cash investing and financing activities
Accrued capital expenditures to land and building held for development
Land and building held for development, net	$4,642	$—
Accrued and other liabilities	$(4,642)	$—

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”), formerly a California corporation, was organized in 1990. Effective May 19, 2021, following approval by our common and preferred stockholders, PSB was reincorporated as a Maryland corporation. As of June 30, 2021, PSB owned 79.0% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and our consolidated joint ventures, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS also owns 7.2 million shares of common stock and would own 41.5% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for shares of common stock.

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, industrial-flex and low-rise suburban office. As of June 30, 2021, the Company owned and operated 27.6 million rentable square feet of commercial space in six states, comprising 97 parks and 673 buildings. The Company also held a 95.0% interest in a joint venture entity which owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia, and a 98.2% interest in a joint venture formed to develop Brentford at The Mile, a planned 411-unit multifamily apartment complex also located in Tysons, Virginia. The Company also manages for a fee approximately 0.4 million rentable square feet on behalf of PS.

References herein to the number of properties, parks, apartment units or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm's review of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP and our consolidated joint ventures. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

We have a 98.2% interest in Brentford at The Mile, a planned 411-unit multifamily apartment complex (the “Brentford Joint Venture”). An unrelated real estate development company (the “JV Partner”) holds the remaining 1.8% interest. Based on management’s analysis of the joint venture and certain related agreements, we have concluded we have control over the Brentford Joint Venture as we (a) are the managing member of Brentford Joint Venture, (b) have designated decision making power to direct the activities that most significantly affect the economic performance of the joint venture, and (c) have a 98.2% economic interest in the investment. Thus, we determined the Brentford Joint Venture is a VIE, and that we are the primary beneficiary. As such, we consolidate the Brentford Joint Venture, and the related land and development costs of $34.7 million and $15.1 million was included in land and building held for development, net on our consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. The assets of the Brentford Joint Venture may only be used to settle obligations of the Brentford Joint Venture and the creditors of the Brentford Joint Venture have no recourse to the general credit of the Company. See Note 4 for more information relating to this joint venture arrangement.

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

Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, (ii) the JV Partner’s 5.0% interest in our consolidated joint venture that owns Highgate at The Mile, and (iii) the JV Partner’s 1.8% interest in our consolidated joint venture formed to develop Brentford at The Mile. See Note 7 for further information on noncontrolling interests.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Consolidated balance sheets
Cash and cash equivalents	$69,083	$62,786
Restricted cash included in
Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash
at the end of the period	$70,171	$63,874

	June 30,
	2021	2020
Consolidated balance sheets
Cash and cash equivalents	$115,965	$98,841
Restricted cash included in
Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash
at the end of the period	$117,053	$99,929

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

Intangible assets/liabilities

When we acquire real estate facilities, an intangible asset is recorded in other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded in other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of June 30, 2021, the value of above-market in-place rents resulted in net intangible assets of $0.9 million, net of $11.4 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $1.9 million, net of $12.6 million of accumulated amortization. As of December 31, 2020, the value of above-market in-place rents resulted in net intangible assets of $1.2 million, net of $11.1 million of accumulated amortization and the value of below-market in-place rents resulted in net intangible liabilities of $2.2 million, net of $12.2 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place lease intangible (i.e., customer lease-up costs) is recorded in other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of June 30, 2021, the value of acquired in-place lease intangible resulted in net intangible assets of $4.0 million, net of $8.5 million of accumulated amortization. As of December 31, 2020, the value of acquired in-place leases resulted in net intangible assets of $5.3 million, net of $7.2 million of accumulated amortization.

As of June 30, 2021, the value of our right-of-use (“ROU”) assets relating to our existing ground lease arrangements, included in “other assets” on our consolidated balance sheets and the corresponding liability included under “accrued and other liabilities,” was $1.4 million, net of $0.3 million of accumulated amortization. As of December 31, 2020, the value of our ROU assets and related liability relating to our ground lease arrangements was $1.5 million, net of $0.2 million of accumulated amortization. These ground leases expire in 2029 and 2030 and do not have options to extend. As of June 30, 2021, the remaining lease terms were 8.3 years and 8.6 years. Lease expense for these ground leases is recognized in the period the applicable costs are incurred, and the monthly lease amount for these operating leases is constant and without contractual increases throughout the remaining terms.

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

The Company monitors the collectability of its receivable balances, including deferred rent receivable balances, on an ongoing basis. The Company writes off uncollectible customer receivable balances, including deferred rent receivable balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis, plus any accruable variable lease payments for those customer receivable balances deemed uncollectible. The Company wrote-off accounts receivable, net of recoveries, and deferred rent receivable of $0.0 and $0.1 million, respectively, for the three months ended June 30, 2021, and $0.0 and $0.2 million, respectively, for the six months ended June 30, 2021.

The Company recognized revenue from our lease arrangements aggregating to $109.4 million and $100.6 million for the three months ended June 30, 2021 and 2020, respectively, and $217.4 million and $206.8 million for the six months ended June 30, 2021 and 2020, respectively. This revenue consisted primarily of rental income from operating leases and the related variable lease payments resulting from reimbursements of property operating expenses. Base rental income was $83.7 million and $77.4 million for the three months ended June 30, 2021 and 2020, respectively, and $165.8 million and $159.0 million for the six months ended June 30, 2021 and 2020, respectively. Variable lease payments, consisting primarily of reimbursement of property operating expenses, were $25.7 million and $23.2 million for the three months ended June 30, 2021 and 2020, respectively, and $51.6 million and $47.8 million for the six months ended June 30, 2021 and 2020, respectively.

In April 2020, the Financial Accounting Standards Board issued a Staff Question-and-Answer (“Lease Modification Q&A”) to respond to frequently asked questions about accounting for lease concessions related to the novel coronavirus (“COVID-19”) pandemic. Under existing lease guidance, an entity would have to determine, on a lease by lease basis, if a lease concession contained a lease modification which would be accounted for under the lease modification framework, or if a lease concession was an enforceable right or obligation that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides that, to the extent that cash flow after the lease concessions are substantially the same, or less than, the cash flow previously required by the existing lease, an entity is not required to evaluate each contract to determine whether a concession provided by a lessor to a lessee in response to the COVID-19 pandemic is a lease modification. Instead, an entity can account for such lease concessions either (i) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or (ii) as a lease modification. Based on the Lease Modification Q&A, an entity is not required to account for all lease concessions in response to the COVID-19 pandemic under one elected option; however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances.

In accordance with the Lease Modification Q&A, the Company has elected to account for lease concessions in response to the COVID-19 pandemic as a lease modification if the cash flow after these lease concessions is substantially the same, or less than, the cash flow previously required by the existing lease. The Company records rent deferrals and abatements in deferred rent receivable in the accompanying consolidated balance sheets and will recognize these amounts over the remainder of the respective lease terms. For lease concessions in response to the COVID-19 pandemic that modified the terms and substantially changed the underlying cash flow of the existing lease for the remaining term, the Company accounts for such concession as a lease modification.

During the three months ended June 30, 2021, the Company agreed to defer $0.1 million and abate $0.1 million of billed rental income, which was significantly lower than $3.8 million of rent deferrals and $0.9 million of abatements granted at the initial onset of the COVID-19 pandemic during the three months ended June 30, 2020. During the six months ended June 30, 2021, the Company granted $0.3 million of rent deferrals and $0.2 million of rent abatements. Since the onset of the COVID-19 pandemic, the Company entered into rent relief agreements consisting of $5.9 million of rent deferrals and $1.5 million of rent abatements. As of June 30, 2021, the 352 current customers that received rent relief account for 10.4% of rental income. As of June 30, 2021, the Company collected $4.3 million of rent deferral repayment, representing 99.2% of the amounts scheduled to be repaid through June 2021. The duration and severity of the effects of the COVID-19 pandemic on the economy are uncertain and are likely to impact collectability of certain customers’ rent receivable balances in the future. The Company has taken into account the current financial condition of its tenants, including consideration of COVID-19 impacts, in its estimation of its uncollectible accounts and deferred rents receivable at June 30, 2021. The Company is closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of June 30, 2021 and December 31, 2020, we did not recognize any tax benefit for uncertain tax positions.

Accounting for preferred equity issuance costs

We record preferred equity issuance costs as a reduction to paid-in capital on our consolidated balance sheets at the time the preferred securities are issued and reflect the carrying value of the preferred equity at its redemption value. An additional allocation of income is made from the common stockholders to the preferred stockholders in the amount of the original issuance costs, and we reclassify the redemption value from equity to liabilities, when we call preferred stock for redemption, with such liabilities relieved once the preferred stock is redeemed.

Net income per share of common stock

Notwithstanding the presentation of income allocations on our consolidated statements of income, net income is allocated to (a) preferred stockholders, for distributions paid or payable, (b) preferred stockholders, to the extent redemption value exceeds the related carrying value, (c) our joint venture partner in proportion to their percentage interest in the joint ventures, to the extent the consolidated joint ventures produce net income or loss during the period and (d) restricted stock unit (“RSU”) holders, for non-forfeitable dividends paid adjusted for participation rights in undistributed earnings. The remaining net income is allocated to the common partnership units and our common stockholders, respectively, based upon the pro-rata aggregate number of units and stock outstanding.

Basic and diluted net income per share of common stock are each calculated based upon net income allocable to common stockholders, divided by (i) in the case of basic net income per share of common stock, weighted average common stock and (ii) in the case of diluted net income per share of common stock, weighted average common stock adjusted for the impact of stock compensation awards outstanding (see Note 11) using the treasury stock method.

The following table sets forth the components of our basic and diluted net income per share that are not reflected on the face of our consolidated statements of income, including the allocation of income to common stockholders and common partnership units, the percentage of weighted average common stock and common partnership units outstanding, as well as basic and diluted weighted average common stock outstanding (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Calculation of net income allocable to common stockholders
Net income	$70,050	$44,483	$117,557	$109,511
Net (income) loss allocated to
Preferred stockholders based upon distributions	(12,047)	(12,047)	(24,093)	(24,093)
Noncontrolling interests—joint venture	7	(13)	5	(30)
Restricted stock unit holders	(314)	(119)	(478)	(394)
Net income allocable to common stockholders
and noncontrolling interests—common units	57,696	32,304	92,991	84,994
Net income allocation to noncontrolling interests—
common units	(12,101)	(6,782)	(19,510)	(17,857)
Net income allocable to common stockholders	$45,595	$25,522	$73,481	$67,137

Calculation of common partnership units as a percentage of common stock equivalents
Weighted average common stock outstanding	27,531	27,479	27,513	27,464
Weighted average common partnership units outstanding	7,305	7,305	7,305	7,305
Total common stock equivalents	34,836	34,784	34,818	34,769
Common partnership units as a percentage of common
stock equivalents	21.0%	21.0%	21.0%	21.0%

Weighted average common stock outstanding
Basic weighted average common stock outstanding	27,531	27,479	27,513	27,464
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	101	81	98	93
Diluted weighted average common stock outstanding	27,632	27,560	27,611	27,557

Segment reporting

The Company has two operating segments: (i) the acquisition, development, ownership and management of commercial real estate and (ii) the acquisition, development, ownership and management of multifamily real estate, but has only one reportable segment as the multifamily segment does not meet the quantitative thresholds necessary to require reporting as a separate segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2020 in order to conform to the 2021 presentation, including reclassifying assets held for sale or sold during 2021 from “real estate facilities, at cost” of $23.7 million and “land and building held for development, net” of $2.6 million as of December 31, 2020 into “properties held for sale, net” of $26.3 million on our consolidated balance sheets. Additionally, we combined all non-cash rental income items into “straight-line rent and amortization of lease intangibles, net” within the operating activities section of our consolidated statements of cash flows for all periods presented herein.

3. Real estate facilities

Activity related to our real estate facilities for the six months ended June 30, 2021 was as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2020 (1)	$864,092	$2,186,621	$(1,181,402)	$1,869,311
Capital expenditures	—	15,748	—	15,748
Disposals (2)	—	(5,860)	5,860	—
Depreciation and amortization expense	—	—	(44,136)	(44,136)
Transfer from property held for development	989	8,063	—	9,052
Transfer to properties held for sale	—	(111)	638	527
Balances at June 30, 2021	$865,081	$2,204,461	$(1,219,040)	$1,850,502

____________________________

(1)Land, building and improvements, and accumulated depreciation totaling $10.6 million, $60.8 million, and $47.7 million, respectively, were reclassified as of December 31, 2020 to “properties held for sale, net” representing a 244,000 square foot office business park located in Herndon, Virginia, and a 198,000 square foot office oriented flex business park located in Chantilly, Virginia.

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

As of June 30, 2021, we have commitments, pursuant to executed leases throughout our portfolio, to spend $8.9 million on transaction costs, which include tenant improvements and lease commissions.

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

On January 10, 2020, the Company acquired a multi-tenant industrial park comprising approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs. We did not acquire any properties during the six months ended June 30, 2021.

The following table summarizes assets acquired and liabilities assumed for the six months ended June 30, 2020 (in thousands):

Land	$11,123
Buildings and improvements	2,153
Other assets (in-place lease value)	237
Total purchase price	13,513
Net operating assets acquired and liabilities assumed	(90)
Total cash paid	$13,423

During the six months ended June 30, 2021, we completed the development of an 83,000 square foot shallow-bay industrial building at our Freeport Business Park in Irving, Texas, for total development costs of $8.1 million. The total developed asset value inclusive of land costs of $9.1 million was placed into service on March 1, 2021 and accordingly was reflected under real estate facilities, at cost on our consolidated balance sheets at June 30, 2021.

Properties Sold

On June 17, 2021, the Company sold a 198,000 square foot office oriented flex business park located in Chantilly, Virginia, for net proceeds of $32.6 million, which resulted in a gain on sale of $19.2 million. During 2021, the Company reclassified such assets as properties held for sale, net, in the consolidated balance sheet as of December 31, 2020. The Company determined that the sale did not meet the criteria for discontinued operations presentation, as the sale of such assets did not represent a strategic shift that will have a major effect on our operations and financial results.

On January 7, 2020, the Company sold an 113,000 square foot office building located at Metro Park North in Rockville, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million. The Company determined that the sale did not meet the criteria for discontinued operations presentation, as the sale of such assets did not represent a strategic shift that will have a major effect on our operations and financial results.

Subsequent to June 30, 2021, the Company sold a 244,000 square foot office business park located in Herndon, Virginia, for a gross sales price of $41.3 million.

4. Multifamily developmental activity

In August 2020, the Company entered into the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex. Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed a parcel of land to the Brentford Joint Venture (the “Brentford Parcel”) at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.5 million as of June 30, 2021.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months. As of June 30, 2021, the development cost incurred was $29.2 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.5 million cost basis in the Brentford Parcel.

5. Leasing activity

The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses that may be collectable under these leases, as of June 30, 2021 is as follows (in thousands):

Remainder of 2021	$153,267
2022	257,570
2023	189,236
2024	127,362
2025	76,979
Thereafter	128,762
Total (1)	$933,176

____________________________

(1)Excludes future minimum rental income from assets held for sale as of June 30, 2021.

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $25.7 million and $23.2 million for the three months ended June 30, 2021 and 2020, respectively, and $51.6 million and $47.8 million for the six months ended June 30, 2021 and 2020, respectively. These variable lease payment amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 2.6% of total leased square footage are subject to termination options, of which 1.5% have termination options exercisable through December 31, 2021. In general, these leases provide for termination payments to us should the termination options be exercised. Certain leases also have an option to extend the term of the lease. The future minimum rental income in the above table assumes termination options and lease extension options are not exercised.

6. Bank loans

We have an unsecured revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). We had zero balance outstanding on our Credit Facility at June 30, 2021 and December 31, 2020. The Company had $0.1 million and $0.2 million of total unamortized loan origination costs as of June 30, 2021 and December 31, 2020, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires us to meet certain covenants, all of which we were in compliance with as of June 30, 2021. Interest on outstanding borrowings is payable monthly.

7. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $219.9 million and $215.7 million at June 30, 2021 and December 31, 2020, respectively, and (ii) the JV Partner’s interests in our consolidated joint ventures, totaling $3.5 million and $3.3 million at June 30, 2021 and December 31, 2020, respectively.

PS OP Interests

Each common partnership unit receives a cash distribution equal to the dividend paid on our common stock and is redeemable at PS’s option.

If PS exercises its right of redemption, at PSB’s option (a) PS will receive one share of common stock from us for each common partnership unit redeemed, or (b) PS will receive cash from us for each common partnership unit redeemed generally equal to the market value of a share of common stock (as defined in the Operating Partnership Agreement). We can prevent redemptions that we believe would violate either our articles of incorporation or securities laws, cause PSB to no longer qualify as a REIT, or could result in the OP no longer being treated as a partnership for U.S. federal tax purposes.

In allocating net income and presenting equity, we treat the common partnership units as if converted to shares of common stock. Accordingly, they received the same net income allocation per unit as a share of common stock totaling $12.1 million and $6.8 million for the three months ended June 30, 2021 and 2020, respectively, and $19.5 million and $17.9 million for the six months ended June 30, 2021 and 2020, respectively.

JV Partner

During the three and six months ended June 30, 2021, the Company recorded capital contributions of $0.1 million and $0.3 million, respectively, from the JV Partner representing their noncontrolling interest in the Brentford Joint Venture. No capital contributions were recorded during either the three or six months ended June 30, 2020.

8. Related party transactions

We manage certain industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues, which is included in interest and other income on our consolidated statements of income. Management fee revenues were $0.1 million for each of the three and six months ended June 30, 2021 and 2020. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $0.1 million and $0.2 million for each of the three and six months ended June 30, 2021 and 2020, respectively.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were less than $0.1 million for each of the three months ended June 30, 2021 and 2020, and $0.1 million and less than $0.1 million for the six months ended June 30, 2021 and 2020, respectively. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling less than $0.1 million for each of the three and six months ended June 30, 2021 and 2020. These amounts are included under cost of operations on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $0.2 million for costs PS incurred on our behalf for each of the three months ended June 30, 2021 and 2020, and $0.5 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. PS reimbursed us less than $0.1 million for costs we incurred on their behalf for each of the three and six months ended June 30, 2021 and 2020.

The Company had net amounts due to PS of less than $0.1 million both at June 30, 2021 and December 31, 2020 for these contracts.

9. Stockholders’ equity

Preferred stock

As of June 30, 2021 and December 31, 2020, the Company had the following series of preferred stock outstanding:

		Earliest Potential	Dividend	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)
Series W	October 2016	October 2021	5.200%	7,590	$189,750
Series X	September 2017	September 2022	5.250%	9,200	230,000
Series Y	December 2017	December 2022	5.200%	8,000	200,000
Series Z	November 2019	November 2024	4.875%	13,000	325,000
Total				37,790	$944,750

We paid $12.0 million and $24.1 million in distributions to our preferred stockholders for the three and six months ended June 30, 2021 and 2020, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of our preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At June 30, 2021, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, our preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock and units

We paid $28.9 million ($1.05 per share of common stock) in distributions to our common stockholders for each of the three months ended June 30, 2021 and 2020, and $57.8 million ($2.10 per share of common stock) and $57.7 million ($2.10 per share of common stock) in distributions to our common stockholders for the six months ended June 30, 2021 and 2020, respectively.

We paid $7.7 million ($1.05 per common unit) in distributions to our common unit holders for each of the three months ended June 30, 2021 and 2020, and $15.3 million ($2.10 per common unit) in distributions to our common unit holders for each of the six months ended June 30, 2021 and 2020.

Equity stock

The Company is authorized to issue 100.0 million shares of Equity Stock. The Articles of Incorporation provide that Equity Stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock. As of June 30, 2021 and December 31, 2020, no equity stock had been issued.

10. Commitments and contingencies

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

11. Stock compensation

Under various share-based compensation plans, PSB grants non-qualified options to purchase the Company’s common stock at a price not less than fair value on the date of grant, as well as RSUs, to certain directors, officers and key employees.

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

In connection with the appointment of our President and Chief Executive Officer (“CEO”) effective April 5, 2021, the Company granted a one-time RSU sign-on award with a grant date fair value of $3.7 million and a retention RSU award with a grant date fair value of $2.9 million. These RSUs will vest ratably over five years.

We account for forfeitures of share-based payments as they occur by reversing previously amortized share-based compensation expense with respect to grants that are forfeited in the period the employee terminates employment.

Stock Options

Stock options expire 10 years after the grant date and the exercise price is equal to the closing trading price of our common stock on the grant date. Stock option holders cannot require the Company to settle their award in cash. We use the Black-Scholes option valuation model to estimate the fair value of our stock options on the date of grant.

For the three and six months ended June 30, 2021, we recorded $0.2 million and $0.4 million, respectively, in compensation expense related to stock options as compared to $0.1 million and $0.2 million for the same periods in 2020, respectively.

During the six months ended June 30, 2021, 28,000 stock options were granted, 14,478 options were exercised and no options were forfeited. A total of 185,216 and 171,694 options were outstanding at June 30, 2021 and December 31, 2020, respectively.

Restricted Stock Units

RSUs granted prior to 2016 are subject to a six-year vesting, with 20% vesting after year two, and 20% vesting after each of the next four years. RSUs granted during and subsequent to 2016 are subject to a five-year vesting at the rate of 20% per year or a three-year vesting at the rate of one-third per year. Grantees receive dividends for each outstanding RSU equal to the per share dividend received by common stockholders, which are recorded in paid-in capital. We expense any dividends previously paid upon forfeiture of the related RSU. Upon vesting, the grantee receives shares of common stock equal to the number of vested RSUs, less shares of common stock withheld in exchange for tax withholdings made by the Company to satisfy the grantee’s statutory tax liabilities arising from the vesting. The fair value of our RSUs is determined based upon the applicable closing trading price of our common stock on the date of grant.

In March 2020, the Compensation Committee of the Board approved an annual performance-based equity incentive program (“Annual Equity Incentive Program”) under the Company’s 2012 Equity and Performance-Based Incentive Compensation Plan. Under the program, certain employees will be eligible on an annual basis to receive RSUs based on the Company’s achievement of pre-established targets for (i) growth in net asset value per share, and (ii) stockholder value creation, each as computed pursuant to the terms of the Annual Equity Incentive Program. In the event the pre-established targets are achieved, eligible employees will receive the target award, except that the

Compensation Committee of the Board may adjust the actual award to 75% - 125% of the target award based on their assessment of whether certain strategic and operational goals were accomplished in the performance period. RSUs awarded under the Annual Equity Incentive Program for the 2021 performance year will be awarded on or around March 1, 2022 and will vest in five equal installments, with the first installment vesting on the award date. RSU holders will earn dividend equivalent rights during the vesting period.

For the three and six months ended June 30, 2021, respectively, we recorded $1.8 million and $3.2 million in compensation expense related to RSUs as compared to $0.6 million and $1.3 million for the same periods in 2020.

During the six months ended June 30, 2021, 72,583 RSUs were granted, 49,263 RSUs vested and 16,310 RSUs were forfeited. Tax withholdings totaling $3.2 million were made on behalf of employees in exchange for 20,824 shares of common stock withheld upon vesting for the six months ended June 30, 2021 resulting in the issuance of 28,439 shares of common stock. Tax withholdings totaling $3.7 million were made on behalf of employees in exchange for 25,359 shares of common stock withheld upon vesting for the six months ended June 30, 2020 resulting in the issuance of 36,397 shares of common stock. A total of 128,518 and 121,508 RSUs were outstanding at June 30, 2021 and December 31, 2020, respectively.

Of the 72,583 RSUs granted during the six months ended June 30, 2021, 41,186 RSUs were granted to our President and CEO in April 2021 (discussed above), 10,955 were granted to our Chief Financial Officer, and 16,970 were granted in aggregate to our Divisional Vice Presidents.

Under the Retirement Plan for Non-Employee Directors (the “Director Retirement Plan”), the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 10,000 shares issued upon retirement. The Company recognizes compensation expense with regard to grants to be issued in the future under the Director Retirement Plan over the requisite service period. For the three and six months ended June 30, 2021, respectively, we recorded $0.3 million and $0.5 million in compensation expense related to these shares as compared to $0.2 million and $0.4 million for the same periods in 2020.

In April 2021, we issued 10,000 shares of common stock to a director upon retirement with an aggregate fair value of $1.6 million. Compensation expense for these shares was previously recognized. No director retirement shares were issued during the six months ended June 30, 2020.

12. Subsequent Events

Other than the asset sale subsequent to June 30, 2021 (disclosed in Note 3), no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the accompanying notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (i) the duration and severity of the COVID-19 pandemic and its impact on our business and our customers; (ii) changes in general economic and business conditions, including as a result of the economic fallout of the COVID-19 pandemic; (iii) potential regulatory actions to close our facilities or limit our ability to evict delinquent customers; (iv) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (v) tenant defaults; (vi) the effect of the recent credit and financial market conditions; (vii) our failure to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”); (viii) the economic health of our customers; (ix) increases in operating costs; (x) casualties to our properties not covered by insurance; (xi) the availability and cost of capital; (xii) increases in interest rates and its effect on our stock price; (xiii) security breaches, including ransomware, or a failure of our networks, systems or technology which could adversely impact our operations or our business, customer and employee relationships or result in fraudulent payments; (xiv) the impact of inflation; and (xv) other factors discussed under the heading “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

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

Business Overview

The Company is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, industrial-flex, and low rise-suburban office. As of June 30, 2021, the Company owned and operated 27.6 million rentable square feet of commercial space in six states consisting of 97 parks and 673 buildings. The Company’s properties are primarily located in major coastal markets that have experienced long-term economic growth. The Company also held a 95.0% interest in a joint venture entity which owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia, and a 98.2% interest in a joint venture formed to develop Brentford at The Mile, a planned 411-unit multifamily apartment complex also located in Tysons, Virginia.

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

Development or Redevelopment of Real Estate Facilities: In certain instances, we may seek to redevelop our existing real estate or develop new buildings on excess land parcels. During the six months ended June 30, 2021, we completed the development of an 83,000 square foot shallow-bay industrial building on an excess land parcel at our Freeport Business Park in Irving, Texas for total development costs of $8.1 million. The asset was placed into service on March 1, 2021 and accordingly was reflected under real estate facilities, at cost on our consolidated balance sheets at June 30, 2021.

The Mile is an office and multifamily park we own which sits on 44.5 contiguous acres of land located in Tysons, Virginia. The park consists of 628,000 square feet of office space and a 395-unit multifamily apartment community we developed, Highgate at The Mile, which we completed in 2017 through a joint venture with the JV Partner. In 2019, we successfully rezoned The Mile allowing us to develop, at our election, up to 3,000 additional multifamily units and approximately 500,000 square feet of other commercial uses.

In August 2020, the Company entered into the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex. Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed the Brentford Parcel to the Brentford Joint Venture at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.5 million as of June 30, 2021.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of June 30, 2021, the development cost incurred was $29.2 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.5 million cost basis in the Brentford Parcel.

While multifamily real estate was not previously a core asset class for us, we determined that multifamily real estate represents a unique opportunity and the highest and best use of the Brentford Parcel. Through joint ventures we have partnered with a local developer and operator of multifamily properties in order to leverage their development and operational expertise. The scope and timing of the future phases of development of The Mile are subject to a variety of uncertainties, including site plan approvals and building permits.

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

On June 17, 2021, the Company sold a 198,000 square foot office oriented flex business park located in Chantilly, Virginia, for net proceeds of $32.6 million, which resulted in a gain on sale of $19.2 million.

On January 7, 2020, the Company completed the sale of a single-tenant building totaling 113,000 square feet in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million.

Subsequent to June 30, 2021, the Company sold a 244,000 square foot office business park located in Herndon, Virginia, for a gross sales price of $41.3 million.

The operations of these facilities are presented below under “assets sold or held for sale.”

Certain Factors that May Impact Future Results

Impact of COVID-19 Pandemic: Starting in March 2020, the COVID-19 pandemic resulted in cessation, severe curtailment, or impairment of business activities in most sectors of the economy in all markets we operate in, due to governmental “stay at home” orders, risk mitigation procedures, and closure of businesses not considered to be “essential.” This resulted in a rapid and dramatic increase in unemployment in the U.S. in the second quarter of 2020, with only a partial recovery by June 30, 2021. Since it remains unknown at this time how long the COVID-19 pandemic will continue, particularly given the impact of variants such as the Delta variant, we cannot estimate how long these negative economic impacts will persist.

The COVID-19 pandemic has had and is expected to continue to have a negative impact on many of our customers’ businesses. During the three months ended June 30, 2021, the Company granted $0.1 million of rent deferrals and $0.1 million of rent abatements, which was significantly lower than $3.8 million of rent deferrals and $0.9 million of abatements granted at the initial onset of the COVID-19 pandemic during the three months ended June 30, 2020. During the six months ended June 30, 2021, the Company granted $0.3 million of rent deferrals and $0.2 million of rent abatements. Since the onset of the COVID-19 pandemic, the Company entered into rent relief agreements consisting of $5.9 million of rent deferrals and $1.5 million of rent abatements. As of June 30, 2021, the 352 current customers that received rent relief account for 10.4% of rental income. We are closely monitoring the collectability of such deferred rents. As of June 30, 2021, the Company had collected $4.3 million of rent deferral repayment, representing 99.2% of the amounts scheduled to be repaid June 2021. An additional $0.6 million of rent deferral repayment is scheduled to be repaid by customers between July 1, 2021 and December 31, 2021, with another $0.8 million thereafter. As of August 2, 2021, the Company had collected 99.4% of revenue billed during the six months ended June 30, 2021.

As of August 2, 2021, the Company had open rent relief requests from approximately 1% of its customers. It is possible that additional rent relief requests will arise in future months as a result of continued effects of the COVID-19 pandemic and related responses from state and local governments, however the timing and magnitude of such future requests cannot be easily predicted due to the inherent uncertainty of the virus and its varying regional effects. All rent relief requests to date have been, and all future rent relief requests are expected to be evaluated on a case-by-case basis. To the extent we grant additional requests for abatement, or to the extent that our customers default on their lease obligations, it will have a negative effect on our future rental income and net income.

Our ability to re-lease space as leases expire in a way that minimizes vacancy periods and maximizes market rental rates will depend upon market conditions in the specific submarkets in which each of our properties are located. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to grow or maintain existing occupancy levels, possible decreases in rental rates on new and renewal transactions, and the potential negative effect of additional rent deferrals, rent abatements, and customer defaults, we believe in some instances the COVID-19 pandemic will continue to have adverse effects on rental income for 2021 and possibly beyond.

Impact of Inflation: Inflation has increased recently and a continued increase in inflation could adversely impact our future results. The Company continues to seek ways to mitigate its potential impact. A substantial portion of the Company’s leases require customers to pay operating expenses, including real estate taxes, utilities and insurance, as well as increases in common area expenses, which should partially reduce the Company’s exposure to inflation.

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of June 30, 2021, excluding assets held for sale, leases from our top 10 customers comprised 10.3% of our annualized rental income, with only three customers – the U.S. Government (3.1%), Amazon Inc. (1.5%), and KZ Kitchen Cabinet & Stone (1.2%) – representing more than 1%. In terms of industry concentration, 21.3% of our annualized rental income comes from business services, 13.3% from logistics, and 10.3% from technology. No other industry group represents more than 10% of our annualized rental income.

Customer credit risk: Historically we have experienced a low level of write-offs of uncollectible rents, with less than 0.4% of rental income written off in any single year from 2011-2019. The negative impact of the COVID-19 pandemic and its effect on our customers’ ability to pay rent resulted in accounts receivable write-offs of 0.4% of rental income in 2020, which is at the high end of the historical range noted above. The second quarter of 2021 marked the fourth consecutive quarter of normal accounts receivable write-off activity. During the three and six months ended June 30, 2021, the Company wrote off $0.0 of accounts receivable, net of recoveries, compared to $1.2 million written off during both the three and six months ended June 30, 2020.

The Company writes off deferred rent receivable balances as a reduction to rental income in the period such balances are no longer deemed probable of being collected. During the three and six months ended June 30, 2021, the Company wrote off $0.1 million and $0.2 million of deferred rent receivable, respectively, which is significantly lower than the $2.4 million written off during both the three and six months ended June 30, 2020.

As of August 2, 2021, we had 30,000 square feet of leased space occupied by two customers that are protected by Chapter 11 of the U.S. Bankruptcy Code, which have an aggregate remaining lease value of $0.1 million. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement, which we are not obligated to grant but will consider and grant under certain circumstances.

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

We believe NOI assists investors in analyzing the performance of our real estate by excluding (i) corporate overhead (i.e., general and administrative expense) because it does not relate to the direct operating performance of our real estate, (ii) depreciation and amortization expense because it does not accurately reflect changes in the fair value of our real estate, and (iii) stock compensation expense because this expense item can vary significantly from period to period and thus impact comparability across periods. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to performance measures calculated in accordance with GAAP.

See “Analysis of net income” below for reconciliations of each of these measures to their closest analogous GAAP measure from our consolidated statements of income.

Results of Operations

Operating Results Overview: Three and Six Months Ended June 30, 2021 and 2020

For the three months ended June 30, 2021, net income allocable to common stockholders was $45.6 million, or $1.65 per diluted share, compared to $25.5 million, or $0.93 per diluted share, for the same period in 2020. The increase was mainly due to a $19.2 million gain on sale of assets sold during the second quarter of 2021 that did not occur in 2020 combined with an increase in NOI, partially offset by higher general and administrative expense.

For the six months ended June 30, 2021, net income allocable to common stockholders was $73.5 million, or $2.66 per diluted share, compared to $67.1 million, or $2.44 per diluted share, for the same period in 2020. The increase was mainly due to higher NOI and lower depreciation and amortization expense, partially offset by higher general and administrative expense.

Analysis of Net Income

Our net income is comprised primarily of our real estate operations, depreciation and amortization expense, general and administrative expense, interest and other income, interest and other expenses and gain on sale of real estate facilities.

We segregate our real estate activities into (i) same park operations, generally representing all operating properties acquired prior to January 1, 2019, comprising 26.3 million rentable square feet of our total 27.6 million of rentable square feet at June 30, 2021 (the “Same Park” portfolio), (ii) non-same park operations, representing those facilities we own that were acquired after January 1, 2019 (the “Non-Same Park” portfolio), (iii) multifamily operations and (iv) assets sold or held for sale comprising 595,000 square feet, including 113,000 square feet of assets sold in January 2020, 40,000 square feet of assets sold in September 2020, a 198,000 square feet of assets sold in June 30, 2021, and a 244,000 square foot office business park located in Herndon, Virginia, classified as held for sale as of June 30, 2021 (subsequently sold in July 2021).

The table below sets forth the various components of our net income (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2021	2020	Change	2021	2020	Change
Rental income
Same Park	$101,501	$94,078	7.9%	$201,496	$193,208	4.3%
Non-Same Park	3,926	2,067	89.9%	7,695	4,488	71.5%
Multifamily	2,248	2,488	(9.6%)	4,575	5,048	(9.4%)
Assets sold or held for sale (1)	1,689	1,926	(12.3%)	3,645	4,031	(9.6%)
Total rental income	109,364	100,559	8.8%	217,411	206,775	5.1%

Cost of operations
Adjusted Cost of Operations (2)
Same Park	28,330	27,181	4.2%	58,014	55,561	4.4%
Non-Same Park	1,187	878	35.2%	2,340	1,707	37.1%
Multifamily	1,177	1,002	17.5%	2,244	2,018	11.2%
Assets sold or held for sale (1)	674	804	(16.2%)	1,532	1,568	(2.3%)
Stock compensation expense (3)	481	266	80.8%	937	540	73.5%
Total cost of operations	31,849	30,131	5.7%	65,067	61,394	6.0%

NOI (4)
Same Park	73,171	66,897	9.4%	143,482	137,647	4.2%
Non-Same Park	2,739	1,189	130.4%	5,355	2,781	92.6%
Multifamily	1,071	1,486	(27.9%)	2,331	3,030	(23.1%)
Assets sold or held for sale (1)	1,015	1,122	(9.5%)	2,113	2,463	(14.2%)
Stock compensation expense (3)	(481)	(266)	80.8%	(937)	(540)	73.5%
Depreciation and amortization expense	(22,514)	(22,963)	(2.0%)	(45,499)	(49,582)	(8.2%)
General and administrative expense	(4,799)	(3,004)	59.8%	(9,181)	(6,327)	45.1%
Interest and other income	923	225	310.2%	1,179	782	50.8%
Interest and other expense	(268)	(203)	32.0%	(479)	(364)	31.6%
Gain on sale of real estate facility	19,193	—	100.0%	19,193	19,621	(2.2%)
Net income	$70,050	$44,483	57.5%	$117,557	$109,511	7.3%

____________________________

(1)Amounts shown for the three and six months ended June 30, 2021 include operating results attributable to assets held for sale comprising 244,000 square feet (subsequently sold in July 2021) and an asset sold in June 2021 comprising 198,000 square feet. Amounts shown for the three months ended June 30, 2020 include operating results attributable to assets held for sale comprising 244,000 square feet, the asset sold in June 2021 comprising 198,000 square feet, and an asset sold in September 2020 comprising 40,000 square feet. Amounts shown for the six months ended June 30, 2020 include operating results attributable to assets held for sale comprising 244,000 square feet, the asset sold in June 2021 comprising 198,000 square feet, the asset sold in September 2020 comprising 40,000 square feet, and an asset sold in January 2020 comprising 113,000 square feet.

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

Rental income increased $8.8 million and $10.6 million for the three and six months ended June 30, 2021 as compared to the same periods in 2020 due primarily to higher occupancy, a reduction in abatements granted to certain customers in 2021 compared to 2020, and lower write-offs of accounts receivable and deferred rent receivable granted in 2021 compared to 2020, partially offset by a decrease in rental income from our multifamily asset and assets sold.

Cost of operations increased $1.7 million and $3.7 million for the three and six months ended June 30, 2021 as compared to the same periods in 2020 due primarily to higher Adjusted Cost of Operations incurred by our Same Park portfolio (discussed below).

Net income increased $25.6 million and $8.0 million for the three and six months ended June 30, 2021 as compared to the same periods in 2020. The three month increase was mainly due to a $19.2 million gain on sale of assets sold during the second quarter of 2021 that did not occur in 2020 combined with an increase in NOI tied to a reduction in abatements granted to certain customers as well as lower write-offs of accounts receivable and deferred rent receivable, partially offset by higher general and administrative expense. The six month increase was mainly due to higher NOI attributed to the same reasons mentioned above combined with a decrease in depreciation and amortization expense partially offset by higher general and administrative expense.

Same Park Portfolio

We believe that evaluation of the Same Park portfolio provides an informative view of how the Company’s portfolio has performed over comparable periods. We believe that investors and analysts use Same Park information in a similar manner.

The following table summarizes the historical operating results of our Same Park portfolio and certain statistical information related to leasing activity during the three and six months ended June 30, 2021 and 2020 (in thousands, except per square foot data):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2021	2020	Change	2021	2020	Change
Rental income (1)	$101,501	$94,078	7.9%	$201,496	$193,208	4.3%

Adjusted Cost of Operations (2)
Property taxes	11,155	11,102	0.5%	22,579	22,158	1.9%
Utilities	4,323	4,027	7.4%	8,960	8,999	(0.4%)
Repairs and maintenance	5,805	5,586	3.9%	11,274	10,950	3.0%
Compensation	4,114	3,886	5.9%	8,394	8,156	2.9%
Snow removal	9	—	100.0%	1,028	71	1,347.9%
Property insurance	1,171	856	36.8%	2,349	1,735	35.4%
Other expenses	1,753	1,724	1.7%	3,430	3,492	(1.8%)
Total Adjusted Cost of Operations	28,330	27,181	4.2%	58,014	55,561	4.4%

NOI	$73,171	$66,897	9.4%	$143,482	$137,647	4.2%

Selected Statistical Data
NOI margin (3)	72.1%	71.1%	1.4%	71.2%	71.2%	—
Weighted average square foot occupancy	92.9%	92.2%	0.8%	92.7%	92.5%	0.2%
Revenue per occupied square foot (4)	$16.63	$15.53	7.1%	$16.55	$15.90	4.1%
Revenue per available foot (RevPAF) (5)	$15.45	$14.32	7.9%	$15.34	$14.71	4.3%

____________________________

(1)See table below for change in rental income.

(2)Adjusted Cost of Operations excludes the impact of stock compensation expense.

(3)NOI margin is computed by dividing NOI by rental income.

(4)Revenue per occupied square foot is computed by dividing rental income for the period by weighted average occupied square feet for the same period. Revenue per occupied square foot for the three and six month periods shown is annualized.

(5)Revenue per Available Square Foot (RevPAF) is computed by dividing rental income for the period by weighted average available square feet for the same period. RevPAF for the three and six month periods shown is annualized.

Analysis of Same Park Rental Income

Rental income for our Same Park portfolio increased 7.9% and 4.3% for the three and six months ended June 30, 2021 as compared to the same periods in 2020. The three and six month increases were due primarily to a reduction in abatements granted to certain customers as well as lower write-offs of accounts receivable and deferred rent receivable in 2021 compared to 2020, an increase in weighted average occupancy, and higher rental rates charged to our customers, as revenue per occupied square foot increased 7.1% and 4.1%, respectively, in the three and six months ended June 30, 2021 compared to the same periods in 2020.

The following table details the change in Same Park rental income for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2021	2020	Change	2021	2020	Change
Rental income
Base rental income	$75,930	$74,268	$1,662	$149,590	$148,290	$1,300
Expense recovery income	24,701	22,607	2,094	49,594	46,429	3,165
Lease buyout income	316	257	59	693	514	179
Rent receivable write-off	38	(1,148)	1,186	29	(1,202)	1,231
Abatements	(110)	(863)	753	(207)	(863)	656
Deferrals	(78)	(3,638)	3,560	(287)	(3,638)	3,351
Deferral repayments, net	499	—	499	1,264	—	1,264
Fee Income	175	155	20	353	485	(132)
Non-Cash Rental Income (1)	30	2,440	(2,410)	467	3,193	(2,726)
Total rental income	$101,501	$94,078	$7,423	$201,496	$193,208	$8,288

____________________________

(1)Non-cash rental income includes amortization of deferred rent receivable (net of write-offs), in-place lease intangible, tenant improvement reimbursements, and lease incentives.

We expect future revenue growth will come primarily from contractual rental increases as well as from potential increases in market rents which would allow us to increase rent levels when leases are either renewed with existing customers or re-leased to new customers.

The following table sets forth the expirations of existing leases in our Same Park portfolio over the next five years based on lease data at June 30, 2021 (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
Remainder of 2021	1,213	2,383	9.7%	$42,354	9.8%
2022	1,500	5,843	23.7%	103,792	23.9%
2023	1,086	5,614	22.8%	95,240	21.9%
2024	545	4,016	16.3%	71,372	16.4%
2025	255	2,906	11.8%	50,557	11.7%
Thereafter	197	3,868	15.7%	70,732	16.3%
Total	4,796	24,630	100.0%	$434,047	100.0%

See “Analysis of Same Park Market Trends” below for further analysis of such data on a by market basis.

Analysis of Same Park Adjusted Cost of Operations

Adjusted Cost of Operations for our Same Park portfolio increased 4.2% and 4.4% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year. The three month increase was due primarily to increases in insurance, utilities, compensation, and repairs and maintenance, while the six month increase was due primarily to increases in insurance, property taxes, repairs and maintenance, and snow removal.

Property taxes increased 0.5% and 1.9% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year. These increases were due to higher assessed values. We expect potential property tax growth in the future due to higher assessed values.

Utilities are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities increased 7.4% and decreased 0.4% during the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year. The three month increase was driven by reduced consumption in 2020 resulting from the “shelter in place order” due to the COVID-19 pandemic during the second quarter of 2020. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not readily predictable. However, we expect utility costs in the future to return to pre-COVID-19 pandemic levels over time due to expected increases in traffic and use at our parks as our customers resume operations.

Repairs and maintenance expense increased 3.9% and 3.0% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year. The three and six month increases were due a reduction in general repairs and property services as a result of the “shelter in place order” placed into effect during the second quarter of 2020. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not readily predictable. We expect repairs and maintenance costs for the remainder of 2021 to be comparable to our results for the three months ended June 30, 2021 and more consistent with pre-COVID-19 pandemic levels as a result of expected increases in traffic and use at our parks as customers resume operations.

Compensation increased 5.9% and 2.9% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year. Compensation expense is comprised of on-site and supervisory personnel costs incurred in the operation of our properties. We expect compensation expense for the remainder of 2021 to be comparable to our results for the three months ended June 30, 2021.

Snow removal costs increased 1,347.9% during the six months ended June 30, 2021 as compared to the same period in the prior year. Snow removal costs are weather dependent and therefore not predictable.

Property insurance expense increased 36.8% and 35.4% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year. The three and six month increases were primarily due to an increase in our property insurance premium for the policy period June 2020 to May 2021 due to unfavorable market conditions pervasive throughout commercial real estate sectors combined with insurance deductibles recorded during 2021 related to damage from the winter storm in Texas. We expect to experience increases in property insurance expense in the future as unfavorable market conditions pervasive throughout commercial real estate sectors persist.

Other expenses increased 1.7% and decreased 1.8% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year. Other expenses are comprised of general property expenses incurred in the operation of our properties. We expect other expenses for the remainder of 2021 to be similar to our results for the three months June 30, 2021.

Same Park Quarterly Trends

The following table sets forth historical quarterly data related to the operations of our Same Park portfolio for rental income, Adjusted Cost of Operations, weighted average occupancy, annualized revenue per occupied square foot, and RevPAF (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31
Rental income
2021	$99,995	$101,501	$—	$—
2020	$99,130	$94,078	$97,893	$97,937

Adjusted Cost of Operations (1)
2021	$29,684	$28,330	$—	$—
2020	$28,380	$27,181	$29,142	$28,624

NOI (1)
2021	$70,311	$73,171	$—	$—
2020	$70,750	$66,897	$68,751	$69,313

Weighted average square foot occupancy
2021	92.4%	92.9%	—	—
2020	92.8%	92.2%	92.3%	92.0%

Revenue per occupied square foot (2)
2021	$16.47	$16.63	$—	$—
2020	$16.27	$15.53	$16.15	$16.21

RevPAF (2)
2021	$15.23	$15.45	$—	$—
2020	$15.09	$14.32	$14.91	$14.91

____________________________

(1)Defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations–Net Operating Income.

(2)Defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations–Analysis of Net Income–Same Park Portfolio table.

Analysis of Same Park Market Trends

The following tables set forth historical data by region related to the operations of our Same Park portfolio for rental income, Adjusted Cost of Operations, weighted average occupancy, annualized revenue per occupied square foot, and RevPAF (in thousands, except per square foot data):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
Region	2021	2020	Change	2021	2020	Change

Geographic Data on Same Park

Rental income
Northern California (7.2 million feet)	$28,934	$26,550	9.0%	$57,067	$53,631	6.4%
Southern California (3.3 million feet)	15,132	12,682	19.3%	29,797	26,921	10.7%
Dallas (2.9 million feet)	7,959	8,146	(2.3%)	15,795	16,831	(6.2%)
Austin (2.0 million feet)	8,665	8,149	6.3%	16,910	16,468	2.7%
Northern Virginia (4.5 million feet)	19,032	18,826	1.1%	38,765	38,442	0.8%
South Florida (3.9 million feet)	11,983	10,304	16.3%	23,689	21,464	10.4%
Seattle (1.4 million feet)	5,088	4,642	9.6%	9,993	9,526	4.9%
Suburban Maryland (1.1 million feet)	4,708	4,779	(1.5%)	9,480	9,925	(4.5%)
Total Same Park (26.3 million feet)	101,501	94,078	7.9%	201,496	193,208	4.3%

Adjusted Cost of Operations
Northern California	6,246	6,052	3.2%	12,590	12,218	3.0%
Southern California	3,666	3,349	9.5%	7,358	7,074	4.0%
Dallas	3,205	3,196	0.3%	6,314	6,241	1.2%
Austin	3,141	2,963	6.0%	6,356	5,922	7.3%
Northern Virginia	5,978	5,931	0.8%	13,017	12,394	5.0%
South Florida	3,175	2,960	7.3%	6,359	5,952	6.8%
Seattle	1,271	1,171	8.5%	2,563	2,448	4.7%
Suburban Maryland	1,648	1,559	5.7%	3,457	3,312	4.4%
Total Same Park	28,330	27,181	4.2%	58,014	55,561	4.4%

Net operating income
Northern California	22,688	20,498	10.7%	44,477	41,413	7.4%
Southern California	11,466	9,333	22.9%	22,439	19,847	13.1%
Dallas	4,754	4,950	(4.0%)	9,481	10,590	(10.5%)
Austin	5,524	5,186	6.5%	10,554	10,546	0.1%
Northern Virginia	13,054	12,895	1.2%	25,748	26,048	(1.2%)
South Florida	8,808	7,344	19.9%	17,330	15,512	11.7%
Seattle	3,817	3,471	10.0%	7,430	7,078	5.0%
Suburban Maryland	3,060	3,220	(5.0%)	6,023	6,613	(8.9%)
Total Same Park	$73,171	$66,897	9.4%	$143,482	$137,647	4.2%

Weighted average square foot occupancy
Northern California	93.9%	91.0%	3.2%	93.5%	91.2%	2.5%
Southern California	96.1%	95.3%	0.8%	95.8%	95.0%	0.8%
Dallas	82.6%	89.7%	(7.9%)	83.0%	90.0%	(7.8%)
Austin	95.0%	93.9%	1.2%	95.0%	94.7%	0.3%
Northern Virginia	92.1%	91.9%	0.2%	91.9%	91.7%	0.2%
South Florida	96.9%	92.4%	4.9%	96.2%	93.2%	3.2%
Seattle	94.0%	97.4%	(3.5%)	93.6%	98.2%	(4.7%)
Suburban Maryland	87.9%	89.4%	(1.7%)	88.1%	90.3%	(2.4%)
Total Same Park	92.9%	92.2%	0.8%	92.7%	92.5%	0.2%

Revenue per occupied square foot (1)
Northern California	$17.01	$16.12	5.5%	$16.85	$16.24	3.8%
Southern California	$19.20	$16.21	18.4%	$18.95	$17.27	9.7%
Dallas	$13.34	$12.58	6.0%	$13.18	$12.95	1.8%
Austin	$18.57	$17.67	5.1%	$18.12	$17.71	2.3%
Northern Virginia	$18.23	$18.08	0.8%	$18.61	$18.50	0.6%
South Florida	$12.79	$11.53	10.9%	$12.74	$11.91	7.0%
Seattle	$16.04	$14.12	13.6%	$15.81	$14.37	10.0%
Suburban Maryland	$18.66	$18.63	0.2%	$18.74	$19.16	(2.2%)
Total Same Park	$16.63	$15.53	7.1%	$16.55	$15.90	4.1%

RevPAF (1)
Northern California	$15.97	$14.66	8.9%	$15.75	$14.80	6.4%
Southern California	$18.44	$15.45	19.4%	$18.15	$16.40	10.7%
Dallas	$11.03	$11.29	(2.3%)	$10.94	$11.66	(6.2%)
Austin	$17.66	$16.61	6.3%	$17.23	$16.78	2.7%
Northern Virginia	$16.80	$16.62	1.1%	$17.11	$16.96	0.9%
South Florida	$12.40	$10.66	16.3%	$12.26	$11.10	10.5%
Seattle	$15.08	$13.75	9.7%	$14.80	$14.11	4.9%
Suburban Maryland	$16.45	$16.70	(1.5%)	$16.56	$17.34	(4.5%)
Total Same Park	$15.45	$14.32	7.9%	$15.34	$14.71	4.3%

____________________________

(1)Defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations–Analysis of Net Income–Same Park Portfolio table.

Our past revenue growth has come from contractual annual rent increases, as well as re-leasing of space at rates above outgoing rental rates. We believe the percentage difference between outgoing cash rent inclusive of estimated expense recoveries and incoming cash rent inclusive of estimated expense recoveries for leases executed (“Cash Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following tables summarize the Cash Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park portfolio, for the three and six months ended June 30, 2021 (square feet in thousands):

	For the Three Months Ended June 30, 2021
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental	Net Effective
Industrial	Leased	Retention	Executed Foot	Rate Change (1)	Rent Change (2)
Northern California	369	84.1%	$2.75	12.4%	26.2%
Southern California	203	81.3%	1.42	3.5%	10.1%
Dallas	85	63.7%	2.94	3.0%	9.9%
Austin	119	100.0%	0.07	5.0%	28.5%
Northern Virginia	85	67.6%	2.26	1.9%	4.2%
South Florida	288	52.5%	2.30	8.8%	19.7%
Seattle	25	70.2%	1.38	12.0%	18.2%
Suburban Maryland	11	100.0%	0.80	—	1.3%
Industrial Totals by Region	1,185	73.7%	$2.08	7.7%	18.4%

Flex
Northern California	39	81.2%	$0.75	(2.7%)	(0.5%)
Southern California	94	78.5%	2.00	2.3%	13.6%
Dallas	108	55.9%	2.63	2.4%	14.0%
Austin	35	52.0%	6.76	(4.6%)	(3.0%)
Northern Virginia	170	100.0%	2.92	(2.4%)	(3.6%)
South Florida	1	—	—	9.4%	22.1%
Seattle	14	24.6%	5.41	7.8%	13.5%
Suburban Maryland	—	—	—	—	—
Flex Totals by Region	461	73.7%	$2.85	(0.3%)	4.5%

Office
Northern California	24	68.7%	$1.20	(13.6%)	(14.6%)
Southern California	4	100.0%	0.90	2.8%	10.4%
Dallas	—	—	—	—	—
Austin	—	—	—	—	—
Northern Virginia	115	70.6%	10.12	(7.1%)	(0.1%)
South Florida	—	—	—	—	—
Seattle	8	—	14.20	8.5%	19.7%
Suburban Maryland	54	72.0%	1.61	(6.0%)	3.7%
Office Totals by Region	205	70.2%	$6.82	(7.3%)	(1.2%)

Company Totals by Type	1,851	73.3%	$2.79	3.0%	10.8%

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

(2)Net effective rent represents average rental payments for the term of a lease on a straight-line basis in accordance with GAAP and excludes operating expense reimbursements.

	For the Six Months Ended June 30, 2021
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental	Net Effective
Industrial	Leased	Retention	Executed Foot	Rate Change (1)	Rent Change (2)
Northern California	781	81.5%	$2.23	14.0%	30.0%
Southern California	412	78.4%	1.61	3.7%	10.1%
Dallas	288	83.5%	2.83	2.8%	7.6%
Austin	145	97.2%	1.06	8.0%	30.8%
Northern Virginia	230	81.7%	3.24	4.1%	6.8%
South Florida	572	60.8%	1.84	8.6%	22.0%
Seattle	98	82.3%	2.27	16.7%	31.0%
Suburban Maryland	52	91.8%	2.53	(0.5%)	6.9%
Industrial Totals by Region	2,578	77.5%	$2.14	8.5%	19.8%

Flex
Northern California	78	68.0%	$0.93	(5.5%)	(3.6%)
Southern California	190	72.5%	2.27	1.5%	9.3%
Dallas	216	64.0%	2.95	(1.5%)	2.1%
Austin	62	37.8%	6.24	(0.8%)	3.2%
Northern Virginia	257	89.2%	4.23	(2.3%)	(1.2%)
South Florida	15	75.8%	0.37	7.6%	19.7%
Seattle	41	47.2%	2.51	6.2%	13.4%
Suburban Maryland	—	—	—	—	—
Flex Totals by Region	859	68.7%	$3.17	(0.6%)	3.6%

Office
Northern California	36	67.3%	$1.10	(10.4%)	(9.7%)
Southern California	6	60.8%	2.18	3.0%	10.1%
Dallas	—	—	—	—	—
Austin	—	—	—	—	—
Northern Virginia	183	60.6%	8.89	(7.6%)	(0.9%)
South Florida	—	—	—	—	—
Seattle	8	—	14.20	8.5%	19.7%
Suburban Maryland	71	74.3%	1.60	(5.2%)	4.2%
Office Totals by Region	305	63.8%	$6.26	(6.9%)	(0.8%)

Company Totals by Type	3,742	73.8%	$2.71	4.2%	12.7%

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

(2)Net effective rent represents average rental payments for the term of a lease on a straight-line basis in accordance with GAAP and excludes operating expense reimbursements.

For the three and six months ended June 30, 2021, weighted average occupancy was 92.9% and 92.7%, respectively, an increase from weighted average occupancy of 92.2% and 92.5% for the three and six months ended June 30, 2020, respectively. Weighted average cash rental rate growth on leases executed during the three and six months ended June 30, 2021 was 3.0% and 4.2%, respectively, while average net effective rent growth was 10.8% and 12.7%. Renewals of leases with existing customers represented 65.7% of our leasing activity for the six months ended June 30, 2021. Average lease term of the leases executed during the three months ended June 30, 2021 was 3.3 years with associated average transaction costs (tenant improvements and leasing commissions) of $2.79 per square foot. For comparative purposes, average lease term and transaction costs on leases executed during the three months ended June 30, 2020 were 3.2 years and $2.32 per square foot, respectively. The uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to increase or maintain existing occupancy levels, possible decreases in rental rates on new and renewal transactions, and potential additional rent deferrals, rent abatements, and customer defaults, may affect our ability to grow Same Park rental income in the near future.

Non-Same Park Portfolio: The table below reflects the assets comprising our Non-Same Park portfolio (in thousands):

			Purchase	Square	Occupancy at
Acquired Property	Date Acquired	Location	Price	Feet	June 30, 2021
Pickett Industrial Park	October 2020	Alexandria, VA	$46,582	246	92.2%
La Mirada Commerce Center	January 2020	La Mirada, CA	13,513	73	100.0%
San Tomas Business Center	December 2019	Santa Clara, CA	16,787	79	94.8%
Hathaway Industrial Park	September 2019	Santa Fe Springs, CA	104,330	543	100.0%
Walnut Avenue Business Park	April 2019	Signal Hill, CA	13,824	74	94.8%
Total acquired property			$195,036	1,015	97.3%

	Date		Total	Square	Occupancy at
Developed Property	Completed	Location	Cost	Feet	June 30, 2021
Freeport Industrial Building	March 2021	Irving, TX	$9,052	83	39.8%
Total Non-Same Park			$204,088	1,098	93.0%

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

Multifamily: As of June 30, 2021, we held a 95.0% controlling interest in a joint venture that owns Highgate at The Mile, a 395-unit apartment complex. The following table summarizes the historical operating results of Highgate at The Mile and certain statistical information (in thousands, except per unit data):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2021	2020	Change	2021	2020	Change
Rental income	$2,248	$2,488	(9.6%)	$4,575	$5,048	(9.4%)
Cost of operations	1,177	1,002	17.5%	2,244	2,018	11.2%
NOI	$1,071	$1,486	(27.9%)	$2,331	$3,030	(23.1%)

Selected Statistical Data
Weighted average square foot occupancy	94.6%	91.7%	3.1%	94.4%	93.3%	1.2%

					As of
					June 30, 2021
Total costs (1)						$115,426
Physical occupancy						94.9%
Average rent per unit (2)						$2,019

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

The three and six month decreases in NOI were primarily due to a decline in rental rates as a result of the COVID-19 pandemic combined with an increase in cost of operations. The increase in cost of operations was attributed to higher property taxes, insurance costs, and an increase in trash service. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels and rental rates, we may continue to experience NOI levels below those which were achieved prior to the onset of the COVID-19 pandemic in the near future.

Assets sold or held for sale: These amounts include historical operating results with respect to properties that were sold or held for sale. Amounts shown for the three and six months ended June 30, 2021 include operating results attributable to assets held for sale comprising 244,000 square feet (subsequently sold in July 2021) and an asset sold in June 2021 comprising 198,000 square feet. Amounts shown for the three months ended June 30, 2020 include operating results attributable to assets held for sale comprising 244,000 square feet, the asset sold in June 2021 comprising 198,000 square feet, and an asset sold in September 2020 comprising 40,000 square feet. Amounts shown for the six months ended June 30, 2021 include operating results attributable to assets held for sale comprising 244,000 square feet, the asset sold in June 2021 comprising 198,000 square feet, the asset sold in September 2020 comprising 40,000 square feet, and an asset sold in January 2020 comprising 113,000 square feet.

Depreciation and Amortization Expense: Depreciation and amortization expense was $22.5 million and $45.5 million for the three and six months ended June 30, 2021, respectively, compared to $23.0 million and $49.6 million for the same periods in 2020, respectively. The six month decrease was primarily due to acceleration of depreciation expense related to the building reclassified to held for development in 2020.

General and Administrative Expense: General and administrative expense primarily represents executive and other compensation, audit and tax fees, legal expenses and other costs associated with being a public company. For the three and six months ended June 30, 2021, general and administrative expense increased $1.8 million and $2.9 million, respectively, compared to the same periods in 2020. The three and six month increases were primarily due to higher stock compensation expense and professional fees related to the reincorporation of PSB from the state of California to the state of Maryland during the second quarter of 2021.

Gain on Sale of Real Estate Facilities: On June 17, 2021, the Company sold a 198,000 square foot office oriented flex business park located in Chantilly, Virginia, for net proceeds of $32.6 million, which resulted in a gain on sale of $19.2 million.

On January 7, 2020, we sold an 113,000 square foot office building located at Metro Park North in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

Capital Raising Strategy: As a REIT, we are required to distribute at least 90% of our “REIT taxable income” to our stockholders each year, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investment purposes. As a result, in order to grow our asset base, access to capital is important.

Our financial profile is characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows. We are a highly rated REIT, as determined by Moody’s and Standard & Poor’s. Our corporate credit rating by Standard and Poor’s is A-, while our preferred stock is rated BBB by Standard and Poor’s and Baa2 by Moody’s. We believe our credit profile and ratings will enable us to efficiently access both the public and private capital markets to raise capital, as necessary.

In order to maintain efficient access to the capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Ratio of FFO to fixed charges and preferred distributions is calculated by dividing FFO excluding fixed charges and preferred distributions by fixed charges and preferred distributions paid. Fixed charges include interest expense, capitalized interest and preferred equity distributions paid. For the six months ended June 30, 2021, the ratio of FFO to combined fixed charges and preferred distributions paid was 5.9 to 1.0.

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

The COVID-19 pandemic has had varying effects on the cost and availability of debt and equity capital. Based upon our substantial current liquidity relative to our capital requirements noted below, and our strong financial profile and credit ratings, we do not expect any pandemic-related capital market turbulence to have a material impact upon our capital and growth plans over the next 12 months. However, there can be no assurance that it would not in the future if the COVID-19 pandemic were to persist for a long period of time or intensify, including as a result of variants such as the Delta variant.

Short-term Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for debt service, capital expenditures and distributions to our stockholders for the foreseeable future.

As of June 30, 2021, we had $116.0 million in unrestricted cash. In the last five years, we have retained between $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less stockholder and unit holder distributions and capital expenditures.

Required Debt Repayment: As of June 30, 2021, we have no debt outstanding on our Credit Facility. We are in compliance with all of the covenants and other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements generally are related to property reconfigurations and other capital expenditures related to repositioning asset acquisitions. The following table sets forth our commercial capital expenditures paid for in the six months ended June 30, 2021 and 2020 on an aggregate and per square foot basis:

	For the Six Months Ended June 30,
	2021	2020	2021	2020
Commercial Real Estate	(in thousands)		(per square foot) (1)
Recurring capital expenditures
Capital improvements (2)	$4,429	$4,788	$0.16	$0.17
Tenant improvements	7,024	7,701	0.25	0.28
Lease commissions	3,404	3,336	0.12	0.12
Total commercial recurring capital expenditures (2)	14,857	15,825	0.53	0.57
Nonrecurring capital improvements	843	213	0.03	0.01
Total commercial capital expenditures (2)	$15,700	$16,038	$0.56	$0.58

____________________________

(1)Per square foot amounts are calculated based on capital expenditures divided by total weighted average square feet owned for the periods presented.

(2)Excludes $7 and $0 of recurring capital improvements on our multifamily asset for the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes recurring capital expenditures paid and the related percentage of NOI for Same Park, Non-Same Park, multifamily and assets sold by region for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
				Recurring
	Recurring			Capital Expenditures
	Capital Expenditures			as a Percentage of NOI
	2021	2020	Change	2021	2020
Region
Same Park
Northern California	$4,112	$3,229	27.3%	9.2%	7.8%
Southern California	1,618	1,690	(4.3%)	7.2%	8.5%
Dallas	1,936	1,985	(2.5%)	20.4%	18.7%
Austin	569	686	(17.1%)	5.4%	6.5%
Northern Virginia	2,932	4,938	(40.6%)	11.4%	19.0%
South Florida	958	1,062	(9.8%)	5.5%	6.8%
Seattle	607	342	77.5%	8.2%	4.8%
Suburban Maryland	1,534	724	111.9%	25.5%	10.9%
Total Same Park	14,266	14,656	(2.7%)	9.9%	10.6%
Non-Same Park
Northern California	44	26	69.2%
Southern California	220	—	100.0%
Dallas	72	—	100.0%
Northern Virginia	145	—	100.0%
Total Non-Same Park	481	26	1,750.0%
Assets sold or held for sale	110	1,143	(90.4%)
Total commercial recurring
capital expenditures	14,857	15,825	(6.1%)
Multifamily	7	—	100.0%
Total	$14,864	$15,825	(6.1%)

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

Redemption of Preferred Stock: Historically, we have reduced our cost of capital by refinancing higher coupon preferred securities with lower coupon preferred securities. We have one series of preferred securities that will become redeemable during 2021, at our option, with a coupon rate of 5.20% and a par value of $189.8 million. Redemption of such preferred stock will depend upon many factors, including our cost of capital. None of our preferred securities are redeemable at the option of the holders. See Note 9 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the earliest redemption date of our outstanding preferred securities.

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

Sale of real estate: On June 17, 2021, we sold a 198,000 square foot office oriented flex business park located in Chantilly, Virginia, for net proceeds of $32.6 million, which resulted in a gain on sale of $19.2 million. On January 7,

2020, we sold an 113,000 square foot office building located at Metro Park North in Montgomery County, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million.

Subsequent to June 30, 2021, we sold a 244,000 square foot office business park located in Herndon, Virginia, for a gross sales price of $41.3 million.

Development of real estate facilities: As noted above, during the six months ended June 30, 2021, we completed the development of an 83,000 square foot shallow-bay industrial building on an excess land parcel at our Freeport Business Park in Irving, Texas for total development costs of $8.1 million. The total developed asset value inclusive of land costs of $9.1 million was placed into service on March 1, 2021 and accordingly was reflected under real estate facilities, at cost on our consolidated balance sheets at June 30, 2021.

In August 2020, we entered into the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex. We contributed the Brentford Parcel to the Brentford Joint Venture at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.5 million as of June 30, 2021.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of June 30, 2021, the development cost incurred was $29.2 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.5 million cost basis in the Brentford Parcel.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the six months ended June 30, 2021 or the year ended December 31, 2020. As of June 30, 2021, management has the authorization to repurchase an additional 1,614,721 shares.

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

We paid REIT qualifying distributions of $81.9 million ($24.1 million to preferred stockholders and $57.8 million to common stockholders) during the six months ended June 30, 2021.

We estimate the annual distribution requirements with respect to our preferred stock outstanding at June 30, 2021 to be $48.2 million per year.

Our consistent, long-term dividend policy has been to set dividend distribution amounts based on our taxable income. Future quarterly distributions with respect to common stock will continue to be determined based upon our REIT distribution requirements and, along with distributions to preferred stockholders, we expect will be funded with cash provided by operating activities.

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

We also present Core FFO and Funds Available for Distribution (“FAD”) which are both also non-GAAP measures. The Company defines Core FFO as FFO excluding the impact of (i) income allocated to preferred stockholders to the extent redemption value exceeds the related carrying value and (ii) other nonrecurring income or expense items as appropriate. FAD represents Core FFO adjusted to (i) deduct recurring capital improvements and capitalized tenant improvements and lease commissions and (ii) remove certain non-cash income or expense items such as amortization of deferred rent receivable and stock compensation expense.

FFO for the three and six months ended June 30, 2021 was $1.75 per share and $3.43 per share, respectively, representing increases of 10.7% and 3.8% from the same periods in 2020. The increases in FFO per share were the result of higher NOI as described above partially offset by higher general and administrative expense.

Core FFO was $1.77 per share and $3.44 per share for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2021, Core FFO excludes the impact of the one-time costs associated with the Company’s reincorporation as a Maryland corporation of $0.5 million. For the three and six months ended June 30, 2020, Core FFO was equal to FFO as the Company did not incur any preferred stock redemption charges or any nonrecurring income or expense items in either period.

The following table reconciles net income allocable to common stockholders to FFO, Core FFO and FAD as well as net income per share to FFO per share and Core FFO per share (amounts in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Net income allocable to common stockholders	$45,595	$25,522	$73,481	$67,137
Adjustments
Gain on sale of real estate facility	(19,193)	—	(19,193)	(19,621)
Depreciation and amortization expense	22,514	22,963	45,499	49,582
Net income allocated to noncontrolling interests	12,094	6,795	19,505	17,887
Net income allocated to restricted stock unit holders	314	119	478	394
FFO allocated to JV partner	(18)	(38)	(45)	(81)
FFO allocable to diluted common stock and units	61,306	55,361	119,725	115,298
Maryland reincorporation costs	510	—	510	—
Core FFO allocable to diluted common stock and units	61,816	55,361	120,235	115,298
Adjustments
Recurring capital improvements	(3,788)	(3,565)	(4,436)	(4,788)
Tenant improvements	(4,115)	(4,155)	(7,024)	(7,701)
Capitalized lease commissions	(1,556)	(1,254)	(3,404)	(3,336)
Non-cash rental income (1)	(183)	(2,746)	(1,490)	(3,810)
Non-cash stock compensation expense	2,301	931	4,081	1,873
Cash paid for taxes in lieu of stock upon vesting of
restricted stock units	(5)	(5)	(3,202)	(3,660)
FAD allocable to diluted common stock and units	$54,470	$44,567	$104,760	$93,876

Weighted average outstanding
Common stock	27,531	27,479	27,513	27,464
Common operating partnership units	7,305	7,305	7,305	7,305
Restricted stock units	32	43	35	65
Common stock equivalents	101	81	98	93
Total diluted common stock and units	34,969	34,908	34,951	34,927

Reconciliation of earnings per share to FFO per share
Net income per share of common stock—diluted	$1.65	$0.93	$2.66	$2.44
Gain on sale of real estate facility	(0.54)	—	(0.54)	(0.56)
Depreciation and amortization expense	0.64	0.66	1.31	1.42
FFO per share	1.75	1.59	3.43	3.30
Maryland reincorporation costs	0.01	—	0.01	—
Core FFO per share	$1.77	$1.59	$3.44	$3.30

____________________________

(1)Non-cash rental income includes amortization of deferred rent receivable (net of write-offs), in-place lease intangible, tenant improvement reimbursements, and lease incentives.

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

Contractual Obligations: We paid $24.1 million in distributions to our preferred stockholders for the six months ended June 30, 2021 and expect to continue to pay quarterly distributions of $12.0 million to our preferred stockholders for the foreseeable future or until such time as there is a change in the amount or composition of our series of preferred equity outstanding. Dividends on preferred equity are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but are not redeemable at the option of the holder.

Our significant contractual obligations as of June 30, 2021 and their impact on our future cash flow and liquidity are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Transaction costs (1)	$8,873	$8,873	$—	$—	$—
Ground lease obligations (2)	1,669	99	596	397	577
Total	$10,542	$8,972	$596	$397	$577

____________________________

(1)Represents transaction costs, including tenant improvements and lease commissions, which we are committed to under the terms of executed leases.

(2)Represents future contractual payments on land under various operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding as of as of June 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2021, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2021, there were no shares of the Company’s common stock repurchased. As of June 30, 2021, 1,614,721 shares remain available for purchase under the program.

See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits Number		Description

Exhibit 2.1

Agreement and Plan of Merger, dated May 17, 2021, by and between PS Business Parks, Inc., a California corporation, and PS Business Parks Sub, Inc., a Maryland corporation. Filed with Registrant’s Current Report on Form 8-K dated May 17, 2021 (SEC File No. 001-10709) and incorporated herein by reference.

Exhibit 3.1

Amended and Restated Charter of PS Business Parks, Inc., a Maryland corporation. Filed with Registrant’s Current Report on Form 8-K dated May 17, 2021 (SEC File No. 001-10709) and incorporated herein by reference.

Exhibit 3.2		Bylaws of PS Business Parks, Inc., a Maryland corporation. Filed with Registrant’s Current Report on Form 8-K dated May 17, 2021 (SEC File No. 001-10709) and incorporated herein by reference.

Exhibit 10.1		Form of Indemnification Agreement. Filed with Registrant’s Current Report on Form 8-K dated May 17, 2021 (SEC File No. 001-10709) and incorporated herein by reference.

Exhibit 31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS		Inline XBRL Instance Document. Filed herewith.

Exhibit 101.SCH		Inline XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB		Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Denotes management contract or compensatory plan agreement or arrangement.

†Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2021

PS BUSINESS PARKS, INC.

BY:	/s/ Jeffrey D. Hedges
Jeffrey D. Hedges
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)