Form 10-Q
period 2021-09-30
PS BUSINESS PARKS, INC./MD
filed 2021-10-28
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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

Yes ☐ No ☒

As of October 27, 2021, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,550,595.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Cash and cash equivalents	$46,594	$69,083

Real estate facilities, at cost
Land	865,062	843,765
Buildings and improvements	2,207,095	2,080,895
	3,072,157	2,924,660
Accumulated depreciation	(1,157,947)	(1,101,739)
	1,914,210	1,822,921
Properties held for sale, net	46,811	75,138
Land and building held for development, net	62,467	37,922
	2,023,488	1,935,981
Rent receivable	2,427	1,519
Deferred rent receivable	37,078	36,788
Other assets	18,891	14,334
Total assets	$2,128,478	$2,057,705

LIABILITIES AND EQUITY

Accrued and other liabilities	$99,208	$82,065
Total liabilities	99,208	82,065
Commitments and contingencies
Equity
PS Business Parks, Inc.’s stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
37,790 shares issued and outstanding at ($944,750 aggregate
liquidation preference) September 30, 2021
and December 31, 2020	944,750	944,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,546,153 and 27,488,547 shares issued and outstanding at
September 30, 2021 and December 31, 2020, respectively	275	274
Paid-in capital	741,032	738,022
Accumulated earnings	113,444	73,631
Total PS Business Parks, Inc.’s stockholders’ equity	1,799,501	1,756,677
Noncontrolling interests	229,769	218,963
Total equity	2,029,270	1,975,640
Total liabilities and equity	$2,128,478	$2,057,705

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Rental income	$110,448	$103,760	$327,859	$310,535

Expenses
Cost of operations	33,091	32,096	98,158	93,490
Depreciation and amortization	23,857	23,064	69,356	72,646
General and administrative	5,148	5,047	14,329	11,374
Total operating expenses	62,096	60,207	181,843	177,510

Interest and other income	411	230	1,590	1,012
Interest and other expense	(224)	(536)	(703)	(900)
Gain on sale of real estate facilities	29,924	7,652	49,117	27,273
Net income	78,463	50,899	196,020	160,410
Allocation to noncontrolling interests	(13,850)	(8,124)	(33,355)	(26,011)
Net income allocable to PS Business Parks, Inc.	64,613	42,775	162,665	134,399
Allocation to preferred stockholders	(12,046)	(12,046)	(36,139)	(36,139)
Allocation to restricted stock unit holders	(350)	(149)	(828)	(543)
Net income allocable to common stockholders	$52,217	$30,580	$125,698	$97,717

Net income per share of common stock
Basic	$1.90	$1.11	$4.57	$3.56
Diluted	$1.89	$1.11	$4.55	$3.55

Weighted average common stock outstanding
Basic	27,543	27,483	27,523	27,470
Diluted	27,635	27,565	27,623	27,560

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
For the three months ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Stockholders’	Noncontrolling	Total
September 30, 2021	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Interests	Equity
Balances at June 30, 2021	37,790	$944,750	27,541,464	$275	$739,336	$89,800	$1,774,161	$223,374	$1,997,535
Issuance of common stock in
connection with share-based
compensation	—	—	4,689	—	—	—	—	—	—
Stock compensation, net	—	—	—	—	2,174	—	2,174	—	2,174
Cash paid for taxes in lieu of
stock upon vesting of
restricted stock units	—	—	—	—	(478)	—	(478)	—	(478)
Capital contribution from noncontrolling
interests—joint venture	—	—	—	—	—	—	—	236	236
Net income	—	—	—	—	—	64,613	64,613	13,850	78,463
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(12,046)	(12,046)	—	(12,046)
Common stock ($1.05 per share)	—	—	—	—	—	(28,923)	(28,923)	—	(28,923)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(7,671)	(7,671)
Joint venture	—	—	—	—	—	—	—	(20)	(20)
Balances at September 30, 2021	37,790	$944,750	27,546,153	$275	$741,032	$113,444	$1,799,501	$229,769	$2,029,270

For the three months ended
September 30, 2020
Balances at June 30, 2020	37,790	$944,750	27,481,486	$274	$735,129	$73,524	$1,753,677	$218,618	$1,972,295
Issuance of common stock in
connection with share-based
compensation	—	—	5,302	—	—	—	—	—	—
Stock compensation, net	—	—	—	—	2,378	—	2,378	—	2,378
Cash paid for taxes in lieu of
stock upon vesting of
restricted stock units	—	—	—	—	(442)	—	(442)	—	(442)
Capital contribution from noncontrolling
interests—joint venture	—	—	—	—	—	—	—	438	438
Net income	—	—	—	—	—	42,775	42,775	8,124	50,899
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(12,046)	(12,046)	—	(12,046)
Common stock ($1.05 per share)	—	—	—	—	—	(28,860)	(28,860)	—	(28,860)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(7,671)	(7,671)
Joint venture	—	—	—	—	—	—	—	(46)	(46)
Balances at September 30, 2020	37,790	$944,750	27,486,788	$274	$737,065	$75,393	$1,757,482	$219,463	$1,976,945

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

(Unaudited)

							Total PS
							Business Parks,
For the nine months ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Stockholders’	Noncontrolling	Total
September 30, 2021	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Interests	Equity
Balances at December 31, 2020	37,790	$944,750	27,488,547	$274	$738,022	$73,631	$1,756,677	$218,963	$1,975,640
Issuance of common stock in
connection with share-based
compensation	—	—	57,606	1	906	—	907	—	907
Stock compensation, net	—	—	—	—	5,889	—	5,889	—	5,889
Cash paid for taxes in lieu of
stock upon vesting of
restricted stock units	—	—	—	—	(3,680)	—	(3,680)	—	(3,680)
Capital contribution from noncontrolling
interests—joint venture	—	—	—	—	—	—	—	523	523
Issuance costs	—	—	—	—	(105)	—	(105)	—	(105)
Net income	—	—	—	—	—	162,665	162,665	33,355	196,020
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(36,139)	(36,139)	—	(36,139)
Common stock ($3.15 per share)	—	—	—	—	—	(86,713)	(86,713)	—	(86,713)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(23,012)	(23,012)
Joint venture	—	—	—	—	—	—	—	(60)	(60)
Balances at September 30, 2021	37,790	$944,750	27,546,153	$275	$741,032	$113,444	$1,799,501	$229,769	$2,029,270

For the nine months ended
September 30, 2020
Balances at December 31, 2019	37,790	$944,750	27,440,953	$274	$736,986	$63,666	$1,745,676	$216,135	$1,961,811
Issuance of common stock in
connection with share-based
compensation	—	—	45,835	—	259	—	259	—	259
Stock compensation, net	—	—	—	—	3,922	—	3,922	—	3,922
Cash paid for taxes in lieu of
stock upon vesting of
restricted stock units	—	—	—	—	(4,102)	—	(4,102)	—	(4,102)
Capital contribution from noncontrolling
interests—joint venture	—	—	—	—	—	—	—	438	438
Net income	—	—	—	—	—	134,399	134,399	26,011	160,410
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(36,139)	(36,139)	—	(36,139)
Common stock ($3.15 per share)	—	—	—	—	—	(86,533)	(86,533)	—	(86,533)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(23,012)	(23,012)
Joint venture	—	—	—	—	—	—	—	(109)	(109)
Balances at September 30, 2020	37,790	$944,750	27,486,788	$274	$737,065	$75,393	$1,757,482	$219,463	$1,976,945
See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Nine Months
	Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$196,020	$160,410
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	69,356	72,646
Straight-line rent and amortization of lease intangibles, net	(1,943)	(5,340)
Gain on sale of real estate facilities	(49,117)	(27,273)
Stock compensation expense	6,422	4,391
Amortization of financing costs	468	410
Other, net	11,202	6,313
Total adjustments	36,388	51,147
Net cash provided by operating activities	232,408	211,557
Cash flows from investing activities
Capital expenditures to real estate facilities	(26,062)	(23,189)
Capital expenditures to land and building held for development	(31,921)	(10,602)
Acquisition of real estate facilities	(122,171)	(13,423)
Proceeds from sale of real estate facilities	76,566	40,674
Net cash used in investing activities	(103,588)	(6,540)
Cash flows from financing activities
Payment of deferred financing costs	(2,248)	—
Payment of financing costs	(237)	(255)
Proceeds from the exercise of stock options	907	259
Issuance costs	(105)	—
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	(3,680)	(4,102)
Cash paid to restricted stock unit holders	(545)	(469)
Capital contribution from noncontrolling interests – joint venture	523	438
Distributions paid to preferred stockholders	(36,139)	(36,139)
Distributions paid to common stockholders	(86,713)	(86,533)
Distributions paid to noncontrolling interests—common units	(23,012)	(23,012)
Distributions paid to noncontrolling interests—joint venture	(60)	(109)
Net cash used in financing activities	(151,309)	(149,922)
Net (decrease) increase in cash and cash equivalents	(22,489)	55,095
Cash, cash equivalents and restricted cash at the beginning of the period	70,171	63,874
Cash, cash equivalents and restricted cash at the end of the period	$47,682	$118,969

Supplemental schedule of non-cash investing and financing activities
Accrued capital expenditures to land and building held for development
Land and building held for development, net	$3,362	$—
Accrued and other liabilities	$(3,362)	$—

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”), a Maryland corporation, was organized in 1990. Effective May 19, 2021, following approval by its common and preferred stockholders, PSB reincorporated from the state of California to the state of Maryland. As of September 30, 2021, PSB owned 79.0% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and its consolidated joint ventures, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS also owns 7.2 million shares of common stock and would own 41.5% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for shares of common stock.

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, industrial-flex and low-rise suburban office space. As of September 30, 2021, the Company owned and operated 28.1 million rentable square feet of commercial space in six states, comprising 97 parks and 680 buildings. The Company also held a 95.0% interest in a joint venture entity which owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia, and a 98.2% interest in a joint venture formed to develop Brentford at The Mile, a planned 411-unit multifamily apartment complex also located in Tysons, Virginia. The Company also manages for a fee approximately 0.4 million rentable square feet on behalf of PS.

References herein to the number of properties, parks, apartment units or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP and its consolidated joint ventures. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

We have a 98.2% interest in Brentford at The Mile, a planned 411-unit multifamily apartment complex (the “Brentford Joint Venture”). An unrelated real estate development company (the “JV Partner”) holds the remaining 1.8% interest. Based on management’s analysis of the joint venture and certain related agreements, we have concluded we have control over the Brentford Joint Venture as we (a) are the managing member of the Brentford Joint Venture, (b) have designated decision making power to direct the activities that most significantly affect the economic performance of the Brentford Joint Venture, and (c) have a 98.2% economic interest in the investment. Thus, we determined the Brentford Joint Venture is a VIE, and that we are the primary beneficiary. As such, we consolidate the Brentford Joint Venture, and the related land and development costs of $46.5 million and $15.1 million were included in land and building held for development, net on our consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. The assets of the Brentford Joint Venture may only be used to settle obligations of the Brentford Joint Venture and the creditors of the Brentford Joint Venture have no recourse to the general credit of the Company. See Note 4 for more information relating to this joint venture arrangement.

PS, the sole limited partner in the OP, has no power to direct the activities of the OP. PSB is the primary beneficiary and has control over the OP as it has the exclusive responsibility under the Operating Partnership Agreement to manage and conduct the business of the OP. Accordingly, we consider the OP a VIE and consolidate it. Substantially all of our assets and liabilities are held by the OP.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Consolidated balance sheets
Cash and cash equivalents	$69,083	$62,786
Restricted cash included in
Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash
at the end of the period	$70,171	$63,874

	September 30,
	2021	2020
Consolidated balance sheets
Cash and cash equivalents	$46,594	$117,881
Restricted cash included in
Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash
at the end of the period	$47,682	$118,969

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

Intangible assets/liabilities

When we acquire real estate facilities, an intangible asset is recorded in other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded in other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of September 30, 2021, the value of above-market in-place rents resulted in net intangible assets of $0.8 million, net of $11.5 million of accumulated amortization, and the value of below-market in-place rents resulted in net intangible liabilities of $2.8 million, net of $12.8 million of accumulated amortization. As of December 31, 2020, the value of above-market in-place rents resulted in net intangible assets of $1.2 million, net of $11.1 million of accumulated amortization, and the value of below-market in-place rents resulted in net intangible liabilities of $2.2 million, net of $12.2 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place lease intangible (i.e., customer lease-up costs) is recorded in other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of September 30, 2021, the value of acquired in-place lease intangible resulted in net intangible assets of $6.4 million, net of $9.4 million of accumulated amortization. As of December 31, 2020, the value of acquired in-place leases resulted in net intangible assets of $5.3 million, net of $7.2 million of accumulated amortization.

As of September 30, 2021, the value of our right-of-use (“ROU”) assets relating to our existing ground lease arrangements, included in “other assets” on our consolidated balance sheets and the corresponding liability included under “accrued and other liabilities,” was $1.4 million, net of $0.3 million of accumulated amortization. As of December 31, 2020, the value of our ROU assets and related liability relating to our ground lease arrangements was $1.5 million, net of $0.2 million of accumulated amortization. The ground leases expire in 2029 and 2030 and do not have options to extend. As of September 30, 2021, the remaining lease terms were 8.0 years and 8.3 years. Lease expense for these ground leases is recognized in the period the applicable costs are incurred, and the monthly lease amount for these operating leases is constant and without contractual increases throughout the remaining terms.

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

The Company monitors the collectability of its receivable balances, including deferred rent receivable balances, on an ongoing basis. The Company writes off uncollectible customer receivable balances, including deferred rent receivable balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis, plus any accruable variable lease payments for those customer receivable balances. The Company wrote-off accounts receivable, net of recoveries, and deferred rent receivable of $0.0 million and $0.1 million, respectively, for the three months ended September 30, 2021, and $0.0 million and $0.3 million, respectively, for the nine months ended September 30, 2021.

The Company recognized revenue from its lease arrangements aggregating to $110.4 million and $103.8 million for the three months ended September 30, 2021 and 2020, respectively, and $327.9 million and $310.5 million for the nine months ended September 30, 2021 and 2020, respectively. This revenue consisted primarily of rental income from operating leases and the related variable lease payments resulting from reimbursements of property operating expenses. Base rental income was $83.6 million and $79.4 million for the three months ended September 30, 2021 and 2020, respectively, and $249.4 million and $238.3 million for the nine months ended September 30, 2021 and 2020, respectively. Variable lease payments, consisting primarily of reimbursement of property operating expenses, were $26.8 million and $24.4 million for the three months ended September 30, 2021 and 2020, respectively, and $78.4 million and $72.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

In accordance with the Lease Modification Q&A, the Company has elected to account for lease concessions in response to the COVID-19 pandemic as a lease modification if the cash flow after these lease concessions is substantially the same, or less than, the cash flow previously required by the existing lease. The Company records rent deferrals and rent abatements in deferred rent receivable in the accompanying consolidated balance sheets and will recognize these amounts over the remainder of the respective lease terms. For lease concessions in response to the COVID-19 pandemic that modified the terms and substantially changed the underlying cash flow of the existing lease for the remaining term, the Company also accounts for such concessions as a lease modification.

During the three months ended September 30, 2021, the Company agreed to defer $0.1 million and abate $0.1 million of billed rental income, which was significantly lower than the $1.7 million of rent deferrals and $0.3 million of rent abatements granted at the initial onset of the COVID-19 pandemic during the three months ended September 30, 2020. During the nine months ended September 30, 2021, the Company granted $0.4 million of rent deferrals and $0.3 million of rent abatements. Since the onset of the COVID-19 pandemic, the Company entered into rent relief agreements consisting of $6.1 million of rent deferrals and $1.6 million of rent abatements. As of September 30, 2021, the 340 current customers that received rent relief account for 9.6% of rental income. Also as of September 30, 2021, the Company had collected $4.5 million of rent deferral repayment, representing 99.9% of the amounts scheduled to be repaid through September 2021. The duration and severity of the effects of the COVID-19 pandemic on the economy are uncertain and are likely to impact collectability of certain customers’ rent receivable balances in the future. The Company has taken into account the current financial condition of its tenants, including consideration of COVID-19 impacts, in its estimation of its uncollectible accounts and deferred rents receivable at September 30, 2021. The Company is closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of September 30, 2021 and December 31, 2020, we did not recognize any tax benefit for uncertain tax positions.

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

Net income per share of common stock

Notwithstanding the presentation of income allocations on our consolidated statements of income, net income is allocated to (a) preferred stockholders, for distributions paid or payable, (b) preferred stockholders, to the extent redemption value exceeds the related carrying value, (c) our joint venture partner in proportion to its percentage interest in the joint ventures, to the extent the consolidated joint ventures produce net income or loss during the period and (d) restricted stock unit (“RSU”) holders, for non-forfeitable dividends paid adjusted for participation rights in undistributed earnings. The remaining net income is allocated to the common partnership units and our common stockholders, respectively, based upon the pro-rata aggregate number of units and stock outstanding.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Calculation of net income allocable to common stockholders
Net income	$78,463	$50,899	$196,020	$160,410
Net (income) loss allocated to
Preferred stockholders based upon distributions	(12,046)	(12,046)	(36,139)	(36,139)
Noncontrolling interests—joint venture	2	4	7	(26)
Restricted stock unit holders	(350)	(149)	(828)	(543)
Net income allocable to common stockholders
and noncontrolling interests—common units	66,069	38,708	159,060	123,702
Net income allocation to noncontrolling interests—
common units	(13,852)	(8,128)	(33,362)	(25,985)
Net income allocable to common stockholders	$52,217	$30,580	$125,698	$97,717

Calculation of common partnership units as a percentage of common stock equivalents
Weighted average common stock outstanding	27,543	27,483	27,523	27,470
Weighted average common partnership units outstanding	7,305	7,305	7,305	7,305
Total common stock equivalents	34,848	34,788	34,828	34,775
Common partnership units as a percentage of common
stock equivalents	21.0%	21.0%	21.0%	21.0%

Weighted average common stock outstanding
Basic weighted average common stock outstanding	27,543	27,483	27,523	27,470
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	92	82	100	90
Diluted weighted average common stock outstanding	27,635	27,565	27,623	27,560

Segment reporting

The Company has two operating segments: (i) the acquisition, development, ownership and management of commercial real estate and (ii) the acquisition, development, ownership and management of multifamily real estate, but has only one reportable segment as the multifamily segment does not meet the quantitative thresholds necessary to require reporting as a separate segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2020 in order to conform to the 2021 presentation, including reclassifying assets held for sale or sold during 2021 from “real estate facilities, at cost” of $70.0 million and “land and building held for development, net” of $5.1 million as of December 31, 2020 into “properties held for sale, net” of $75.1 million on our consolidated balance sheets. Additionally, we combined all non-cash rental income items into “straight-line rent and amortization of lease intangibles, net” within the operating activities section of our consolidated statements of cash flows for all periods presented herein.

3. Real estate facilities

Activity related to our real estate facilities for the nine months ended September 30, 2021 was as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2020 (1)	$843,765	$2,080,895	$(1,101,739)	$1,822,921
Acquisition of real estate facility	20,308	100,893	—	121,201
Capital expenditures	—	26,121	—	26,121
Disposals (2)	—	(7,349)	7,349	—
Depreciation and amortization expense	—	—	(67,182)	(67,182)
Transfer from property held for development	989	8,063	—	9,052
Transfer to properties held for sale	—	(1,528)	3,625	2,097
Balances at September 30, 2021	$865,062	$2,207,095	$(1,157,947)	$1,914,210

____________________________

(1)Land, building and improvements, and accumulated depreciation totaling $30.9 million, $166.5 million, and $127.4 million, respectively, were reclassified as of December 31, 2020 to “properties held for sale, net” representing a 772,000 square foot industrial-flex business park located in Irving, Texas, a 371,000 square foot industrial-flex business park located in San Diego, California, a 244,000 square foot office business park located in Herndon, Virginia, a 198,000 square foot office-oriented flex business park located in Chantilly, Virginia, a 53,000 square foot industrial building located in Beltsville, Maryland, and a 22,000 square foot single-tenant industrial-flex building located in Irving, Texas.

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

As of September 30, 2021, we have commitments, pursuant to executed leases throughout our portfolio, to spend $10.5 million on transaction costs, which include tenant improvements and lease commissions.

The purchase price of acquired properties is allocated to land, buildings and improvements (including tenant improvements, and intangible assets and intangible liabilities (see Note 2), based upon the relative fair value of each component, which are evaluated independently.

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

On September 1, 2021, the Company acquired a multi-tenant industrial business park comprising approximately 718,000 rentable square feet in Grapevine, Texas, for a total purchase price of $123.3 million, inclusive of capitalized transaction costs.

On January 10, 2020, the Company acquired a multi-tenant industrial business park comprising approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs.

The following table summarizes assets acquired and liabilities assumed for the nine months ended September 30, 2021 and 2020 (in thousands):

	2021	2020
Land	$20,308	$11,123
Buildings and improvements	100,893	2,153
Other assets (above-market in-place rents)	—	—
Accrued and other liabilities (below-market in-place rents)	(1,156)	—
Other assets (in-place lease value)	3,223	237
Total purchase price	123,268	13,513
Net operating assets acquired and liabilities assumed	(1,097)	(90)
Total cash paid	$122,171	$13,423

During the nine months ended September 30, 2021, we completed the development of an 83,000 square foot shallow-bay industrial building at our Freeport Business Park in Irving, Texas, for total development costs of $8.1 million. The total developed asset value, inclusive of land costs, of $9.1 million was placed into service on March 1, 2021 and accordingly was reflected under real estate facilities, at cost on our consolidated balance sheets at September 30, 2021.

Properties Sold

On September 17, 2021, the Company sold a 22,000 square foot industrial-flex building located in Irving, Texas, for net sale proceeds of $3.4 million, which resulted in a gain on sale of $2.9 million. On July 16, 2021, the Company sold a 244,000 square foot office business park located in Herndon, Virginia, for net sale proceeds of $40.5 million, which resulted in a gain on sale of $27.0 million. On June 17, 2021, the Company sold a 198,000 square foot office-oriented flex business park located in Chantilly, Virginia, for net sale proceeds of $32.6 million, which resulted in a gain on sale of $19.2 million. During 2021, the Company reclassified such assets as properties held for sale, net, in the consolidated balance sheet as of December 31, 2020.

On September 16, 2020, the Company sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net sale proceeds of $11.4 million, which resulted in a gain of $7.7 million. On January 7, 2020, the Company sold an 113,000 square foot office building located at Metro Park North in Rockville, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million.

Subsequent to September 30, 2021, the Company sold a 371,000 square foot industrial-flex business park located in San Diego, California, for a gross sales price of $315.4 million, and net sale proceeds, after payment of transaction costs, were $311.1 million.

The Company determined that these sales did not meet the criteria for discontinued operations presentation, as the sale of such assets did not represent a strategic shift that will have a major effect on our operations and financial results.

4. Multifamily developmental activity

In August 2020, the Company entered into the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex. Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed a parcel of land to the Brentford Joint Venture (the “Brentford Parcel”) at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.1 million as of September 30, 2021.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months. As of September 30, 2021, the development cost incurred was $41.4 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.1 million cost basis in the Brentford Parcel. As of September 30, 2021, we have contractual construction commitments totaling $51.0 million that will be paid to various contractors as the project is completed.

5. Leasing activity

The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses that may be collectable under these leases, as of September 30, 2021 is as follows (in thousands):

Remainder of 2021	$77,055
2022	271,075
2023	204,571
2024	142,367
2025	89,682
Thereafter	158,093
Total (1)	$942,843

____________________________

(1)Excludes future minimum rental income from assets held for sale as of September 30, 2021.

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $26.8 million and $24.4 million for the three months ended September 30, 2021 and 2020, respectively, and $78.4 million and $72.2 million for the nine months ended September 30, 2021 and 2020, respectively. These variable lease payment amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 2.2% of total leased square footage are subject to termination options, of which 1.3% have termination options exercisable through December 31, 2021. In general, these leases provide for termination payments to us should the termination options be exercised. Certain leases also have an option to extend the term of the lease. The future minimum rental income in the above table assumes termination options and lease extension options are not exercised.

6. Bank loans

In August 2021, the Company amended and restated the credit agreement (the “Amended Credit Agreement”) governing its unsecured revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the other lenders party thereto. The Amended Credit Agreement increased the aggregate principal amount of the Credit Facility from $250.0 million to $400.0 million, and extended the maturity date to August 24, 2025, with two six-month extension options or one 12-month extension option. The per annum rate of interest charged on borrowings is based on LIBOR plus 0.70% to LIBOR plus 1.35%. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.70% per annum. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.25% per annum calculated on the aggregate committed amount of the Credit Facility (currently 0.10% per annum). The interest rate margin and facility fee may increase in the future based on the ratio of the Company’s total consolidated indebtedness to its consolidated gross asset value defined in accordance with the Amended Credit Agreement. The Credit Facility also features a sustainability-linked pricing component whereby the pricing can improve by 0.01%, if the Company meets certain sustainability performance targets, and an accordion feature whereby it has an option to increase commitments under the Credit Facility up to an additional $300.0 million.

The Company had zero balance outstanding on its Credit Facility at September 30, 2021 and December 31, 2020. In connection with the Amended Credit Agreement, the Company paid $2.2 million of loan origination costs. The Company had $2.2 million and $0.2 million of total unamortized loan origination costs as of September 30, 2021 and December 31, 2020, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires the Company to meet certain covenants, all of which it was in compliance with as of September 30, 2021. Interest on outstanding borrowings is payable monthly.

7. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $226.0 million and $215.7 million at September 30, 2021 and December 31, 2020, respectively, and (ii) the JV Partner’s interests in our consolidated joint ventures, totaling $3.7 million and $3.3 million at September 30, 2021 and December 31, 2020, respectively.

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

In allocating net income and presenting equity, we treat the common partnership units as if converted to shares of common stock. Accordingly, they received the same net income allocation per unit as a share of common stock totaling $13.9 million and $8.1 million for the three months ended September 30, 2021 and 2020, respectively, and $33.4 million and $26.0 million for the nine months ended September 30, 2021 and 2020, respectively.

JV Partner

During the three and nine months ended September 30, 2021, the Company recorded capital contributions of $0.2 million and $0.5 million, respectively, and $0.4 million for both the three and nine months ended September 30, 2020, from the JV Partner related to its noncontrolling interest in the Brentford Joint Venture.

8. Related party transactions

We manage certain industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues, which is included in interest and other income on our consolidated statements of income. Management fee revenues were $0.1 million for each of the three months ended September 30, 2021 and 2020 and $0.2 million for each of the nine months ended September 30, 2021 and 2020. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses totaling $0.1 million for each of the three months ended September 30, 2021 and 2020 and $0.2 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were less than $0.1 million for each of the three months ended September 30, 2021 and 2020 and $0.1 million for each of the nine months ended September 30, 2021 and 2020. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling less than $0.1 million for each of the three months ended September 30, 2021 and 2020 and $0.1 million for each of the nine months ended September 30, 2021 and 2020. These amounts are included under cost of operations on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $0.5 million and $0.4 million for costs PS incurred on our behalf for the three months ended September 30, 2021 and 2020, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. PS reimbursed us less than $0.1 million for costs we incurred on their behalf for each of the three and nine months ended September 30, 2021 and 2020.

The Company had net amounts due to PS of $0.1 million and less than $0.1 million at September 30, 2021 and December 31, 2020, respectively for these contracts.

9. Stockholders’ equity

Preferred stock

As of September 30, 2021 and December 31, 2020, the Company had the following series of preferred stock outstanding:

		Earliest Potential	Dividend	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)
Series W	October 2016	October 2021	5.200%	7,590	$189,750
Series X	September 2017	September 2022	5.250%	9,200	230,000
Series Y	December 2017	December 2022	5.200%	8,000	200,000
Series Z	November 2019	November 2024	4.875%	13,000	325,000
Total				37,790	$944,750

On October 4, 2021, the Company announced that it is calling for redemption all outstanding depositary shares representing interests in its 5.20% Cumulative Preferred Stock, Series W on November 3, 2021, at $25.00 per share plus accrued dividends from October 1, 2021, through the date of redemption. The aggregate redemption amount, inclusive of prorated dividends, to be paid to the holders of the depositary shares is $190.7 million.

We paid $12.0 million and $36.1 million in distributions to our preferred stockholders for each of the three and nine months ended September 30, 2021 and 2020, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of our preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At September 30, 2021, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, our preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock and units

We paid $28.9 million ($1.05 per share of common stock) in distributions to our common stockholders for each of the three months ended September 30, 2021 and 2020, and $86.7 million ($3.15 per share of common stock) and $86.5 million ($3.15 per share of common stock) in distributions to our common stockholders for the nine months ended September 30, 2021 and 2020, respectively.

We paid $7.7 million ($1.05 per common unit) in distributions to our common unit holders for each of the three months ended September 30, 2021 and 2020, and $23.0 million ($3.15 per common unit) in distributions to our common unit holders for each of the nine months ended September 30, 2021 and 2020.

Equity stock

The Company is authorized to issue 100.0 million shares of equity stock. Our articles of incorporation provide that equity stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of equity stock. As of September 30, 2021 and December 31, 2020, no equity stock had been issued.

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

Effective September 1, 2020, Maria Hawthorne retired from her role as President and CEO and continues to serve as a director of the Company. Due to Ms. Hawthorne’s continued service as a director of the Company, her unvested stock options and restricted stock units will continue to vest on their original vesting schedule in accordance with the Company’s 2012 Equity and Performance-Based Incentive Compensation Plan and related award agreements. For financial reporting purposes, the end of the service periods for these stock option and restricted stock unit grants have changed from the various respective vesting dates to September 1, 2020, the date of her retirement as President and CEO. Accordingly, all remaining stock compensation expense for Ms. Hawthorne, which totaled $1.7 million, was amortized and included in general and administrative expense during the three and nine months ended September 30, 2020.

We account for forfeitures of share-based payments as they occur by reversing previously amortized share-based compensation expense with respect to unvested grants that are forfeited in the period the employee terminates employment.

Stock Options

Stock options expire 10 years after the grant date and the exercise price is equal to the closing trading price of our common stock on the grant date. Stock option holders cannot require the Company to settle their award in cash. We use the Black-Scholes option valuation model to estimate the fair value of our stock options on the date of grant.

For the three and nine months ended September 30, 2021, we recorded $0.1 million and $0.5 million, respectively, in compensation expense related to stock options as compared to $0.1 million and $0.3 million for the same periods in 2020, respectively.

During the nine months ended September 30, 2021, 28,000 stock options were granted, 14,478 options were exercised and no options were forfeited. A total of 185,216 and 171,694 options were outstanding at September 30, 2021 and December 31, 2020, respectively.

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

In March 2020, the Compensation Committee of the Board approved an annual performance-based equity incentive program (“Annual Equity Incentive Program”) under the Company’s 2012 Equity and Performance-Based Incentive Compensation Plan. Under the program, certain employees will be eligible on an annual basis to receive RSUs based on the Company’s achievement of pre-established targets for (i) growth in net asset value per share, and (ii) stockholder value creation, each as computed pursuant to the terms of the Annual Equity Incentive Program. In the event the pre-established targets are achieved, eligible employees will receive the target award, except that the Compensation Committee of the Board may adjust the actual award to 75% to 125% of the target award based on its assessment of whether certain strategic and operational goals were accomplished in the performance period. RSUs awarded under the Annual Equity Incentive Program for the 2021 performance year will be awarded on or around March 1, 2022 and will vest in five equal installments, with the first installment vesting on the award date. RSU holders will earn dividend equivalent rights during the vesting period.

For the three and nine months ended September 30, 2021, respectively, we recorded $1.9 million and $5.1 million in compensation expense related to RSUs as compared to $2.2 million and $3.5 million for the same periods in 2020.

During the nine months ended September 30, 2021, 74,435 RSUs were granted, 57,063 RSUs vested and 17,110 RSUs were forfeited. Tax withholdings totaling $3.7 million were made on behalf of employees in exchange for 23,935 shares of common stock withheld upon vesting for the nine months ended September 30, 2021 resulting in the issuance of 33,128 shares of common stock. Tax withholdings totaling $4.1 million were made on behalf of employees in exchange for 28,877 shares of common stock withheld upon vesting for the nine months ended September 30, 2020 resulting in the issuance of 41,699 shares of common stock. A total of 121,770 and 121,508 RSUs were outstanding at September 30, 2021 and December 31, 2020, respectively.

Of the 74,435 RSUs granted during the nine months ended September 30, 2021, 41,186 RSUs were granted to our President and CEO in April 2021 (discussed above), 10,955 were granted to our Chief Financial Officer, and 16,970 were granted in aggregate to our Divisional Vice Presidents.

Under the Retirement Plan for Non-Employee Directors (the “Director Retirement Plan”), the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 10,000 shares issued upon retirement. The Company recognizes compensation expense with regard to grants to be issued in the future under the Director Retirement

Plan over the requisite service period. For the three and nine months ended September 30, 2021, respectively, we recorded $0.3 million and $0.8 million in compensation expense related to these shares as compared to $0.2 million and $0.6 million for the same periods in 2020, respectively.

In April 2021, we issued 10,000 shares of common stock to a director upon retirement with an aggregate fair value of $1.6 million. Compensation expense for these shares was previously recognized. No director retirement shares were issued during the nine months ended September 30, 2020.

12. Subsequent Events

Subsequent to September 30, 2021, other than the asset sales (disclosed in Note 3) and the announced redemption of the 5.20% Cumulative Preferred Stock, Series W (disclosed in Note 9), no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the accompanying notes.

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

Accounting for Customer Receivable Balances, including Deferred Rent Receivable Balances: Customer receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from customers. Deferred rent receivables represent the amount that the cumulative straight-line rental income recorded as of a reporting date exceeds cash rents billed through that same date under the lease agreement, inclusive of rent deferrals and rent abatements granted to our customers in response to the COVID-19 pandemic. The Company writes off uncollectible customer receivable balances, including deferred rent receivable balances, in the period such receivable balances are deemed uncollectible. Significant bad debt losses could materially impact our net income.

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

Business Overview

The Company is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, industrial-flex, and low rise-suburban office space. As of September 30, 2021, the Company owned and operated 28.1 million rentable square feet of commercial space in six states consisting of 97 parks and 680 buildings. The Company’s properties are primarily located in major coastal markets that have experienced long-term economic growth. The Company also held a 95.0% interest in a joint venture entity which owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia, and a 98.2% interest in a joint venture formed to develop Brentford at The Mile, a planned 411-unit multifamily apartment complex also located in Tysons, Virginia.

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

On September 1, 2021, we acquired a multi-tenant industrial business park comprising approximately 718,000 rentable square feet in Grapevine, Texas, for a total purchase price of $123.3 million, inclusive of capitalized transaction costs. The park consists of 15 buildings and was 96.1% occupied at acquisition with suites ranging from 2,000 to 20,000 square feet.

On October 28, 2020, we acquired a multi-tenant industrial business park comprising approximately 246,000 rentable square feet in Alexandria, Virginia, for a total purchase price of $46.6 million, inclusive of capitalized transaction costs. The park consists of three buildings and was 100.0% occupied at acquisition with suites ranging from 7,000 to 75,000 square feet.

On January 10, 2020, we acquired a multi-tenant industrial business park comprised of approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs. The park consists of five buildings and was 100.0% occupied at acquisition with suites ranging from 1,200 to 3,000 square feet.

We continue to seek to acquire additional properties in our existing markets and generally in close proximity to our existing portfolio; however, there can be no assurance that we will acquire additional facilities that meet our risk-adjusted return and underwriting requirements.

Development or Redevelopment of Real Estate Facilities: In certain instances, we may seek to redevelop our existing real estate or develop new buildings on excess land parcels. During the nine months ended September 30, 2021, we completed the development of an 83,000 square foot shallow-bay industrial building on an excess land parcel at our Freeport Business Park in Irving, Texas for total development costs of $8.1 million. The asset was placed into service on March 1, 2021 and accordingly was reflected under real estate facilities, at cost on our consolidated balance sheets at September 30, 2021.

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

In August 2020, the Company entered into the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex. Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed the Brentford Parcel to the Brentford Joint Venture at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.1 million as of September 30, 2021.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of September 30, 2021, the development cost incurred was $41.4 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.1 million cost basis in the Brentford Parcel.

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

On September 17, 2021, the Company sold a 22,000 square foot industrial-flex building located in Irving, Texas, for net sale proceeds of $3.4 million, which resulted in a gain on sale of $2.9 million.

On July 16, 2021, the Company sold a 244,000 square foot office business park located in Herndon, Virginia, for net sale proceeds of $40.5 million, which resulted in a gain on sale of $27.0 million.

On June 17, 2021, the Company sold a 198,000 square foot office-oriented flex business park located in Chantilly, Virginia, for net sale proceeds of $32.6 million, which resulted in a gain on sale of $19.2 million.

On September 16, 2020, the Company sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net sale proceeds of $11.4 million and resulted in a gain of $7.7 million.

On January 7, 2020, the Company completed the sale of a single-tenant building totaling 113,000 square feet in Rockville, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million.

Subsequent to September 30, 2021, the Company sold a 371,000 square foot industrial-flex business park located in San Diego, California (“Lusk Sale”), for a gross sales price of $315.4 million, and net sale proceeds, after payment of transaction costs, were $311.1 million.

The operations of these facilities are presented in the tables below under “assets sold or held for sale.”

Certain Factors that May Impact Future Results

Impact of COVID-19 Pandemic: Starting in March 2020, the COVID-19 pandemic resulted in cessation, severe curtailment, or impairment of business activities in most sectors of the economy in all markets we operate in, due to governmental “stay at home” orders, risk mitigation procedures, and closure of businesses not considered to be “essential.” This resulted in a rapid and dramatic increase in unemployment in the U.S. in the second and third quarter of 2020, with only a partial recovery by September 30, 2021. Since it remains unknown at this time how long the COVID-19 pandemic will continue, particularly given the impact of variants such as the Delta variant, we cannot estimate how long these negative economic impacts will persist.

During the three months ended September 30, 2021, the Company granted $0.1 million rent deferral and $0.1 million of rent abatement compared to the $1.7 million of rent deferral and $0.3 million of rent abatement granted for the three months ended September 30, 2020. During the nine months ended September 30, 2021, the Company granted $0.4 million of rent deferral and $0.3 million of rent abatement which was significantly lower than the $5.5 million of rent deferrals and $1.2 million of rent abatements granted during the nine months ended September 30, 2020. Since the onset of the COVID-19 pandemic, the Company has entered into rent relief agreements consisting of $6.1 million of rent deferrals and $1.6 million of rent abatements. As of September 30, 2021, the 340 current customers that received rent relief account for 9.6% of rental income. Also as of September 30, 2021, the Company had collected $4.5 million of rent deferral repayment, representing 99.9% of the amounts scheduled to be repaid through September 2021.

As of October 27, 2021, the Company had open rent relief requests from less than 1% of its customers. It is possible that additional rent relief requests will arise in future months as a result of continued effects of the COVID-19 pandemic and related responses from state and local governments, however the timing and magnitude of such future requests cannot be easily predicted due to the inherent uncertainty of the virus and its varying regional effects. All rent relief requests to date have been, and all future rent relief requests are expected to be evaluated on a case-by-case basis. To the extent we grant additional requests for rent abatement, or to the extent that our customers default on their lease obligations, it will have a negative effect on our future rental income and net income.

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of September 30, 2021, excluding assets held for sale, leases from our top 10 customers comprised 10.0% of our annualized rental income, with only four customers – the U.S. Government (2.6%), Amazon Inc. (1.6%), KZ Kitchen Cabinet & Stone (1.3%), and Luminex Corporation (1.0%) – representing more than 1%. In terms of industry concentration, 22.0% of our annualized rental income comes from business services, 14.7% from logistics, and 10.0% from technology. No other industry group represents more than 10% of our annualized rental income.

Customer credit risk: Historically we have experienced a low level of write-offs of uncollectible rents, with less than 0.4% of rental income written off in any single year from 2011-2019. The negative impact of the COVID-19 pandemic and its effect on our customers’ ability to pay rent resulted in accounts receivable write-offs of 0.4% of rental income in 2020, which is at the high end of the historical range noted above. During the three and nine months ended September 30, 2021, the Company wrote off $0.0 million of accounts receivable, net of recoveries, compared to $0.3 million and $1.5 million written off during the three and nine months ended September 30, 2020, respectively.

The Company writes off deferred rent receivable balances as a reduction to rental income in the period such balances are no longer deemed probable of being collected. During the three and nine months ended September 30, 2021, the Company wrote off $0.1 million and $0.3 million of deferred rent receivable, respectively, which is significantly lower than the $0.3 million and $2.7 million written off during the three and nine months ended September 30, 2020, respectively.

As of October 27, 2021, we had 25,000 square feet of leased space occupied by one customer that is protected by Chapter 11 of the U.S. Bankruptcy Code, which has an aggregate remaining lease value of $0.1 million. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or abatement, which we are not obligated to grant but will consider and grant under certain circumstances.

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

We believe NOI assists investors in analyzing the performance of our real estate by excluding (i) corporate overhead (i.e., general and administrative expense) because it does not relate to the direct operating performance of our real estate, (ii) depreciation and amortization expense because it does not accurately reflect changes in the fair value of our real estate, and (iii) stock compensation expense because this expense item can vary significantly from period to period and thus impact comparability across periods. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to performance measures calculated in accordance with GAAP. NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. NOI should not be used as a substitute for cash flow from operating activities in accordance with GAAP.

We also report NOI on a basis which excludes non-cash rents that have been deferred or abated during the period, certain non-cash revenue items, including amortization of deferred rent receivable, in-place lease intangible, tenant improvement reimbursements, and lease incentives, and also excludes stock-compensation expense for employees whose compensation expense is recorded in cost of operations (“Cash NOI”). We utilize Cash NOI to evaluate the cash flow performance of our properties and believe investors and analysts utilize this metric for the same purpose. Cash NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. Cash NOI should not be used as a substitute for cash flow from operating activities in accordance with GAAP.

See “Analysis of net income” below for reconciliations of each of these measures to their closest analogous GAAP measure from our consolidated statements of income.

Results of Operations

Operating Results Overview: Three and Nine Months Ended September 30, 2021 and 2020

For the three months ended September 30, 2021, net income allocable to common stockholders was $52.2 million, or $1.89 per diluted share, compared to $30.6 million, or $1.11 per diluted share, for the same period in 2020. The increase was mainly due to a $29.9 million gain on sale of assets sold during the third quarter of 2021, compared to a $7.7 million gain on sales of assets sold in 2020, combined with an increase in NOI.

For the nine months ended September 30, 2021, net income allocable to common stockholders was $125.7 million, or $4.55 per diluted share, compared to $97.7 million, or $3.55 per diluted share, for the same period in 2020. The increase was mainly due to a $49.1 million gain on sale of assets sold during the first nine months of 2021, compared to a $27.3 million gain on sale of assets sold during the same period in 2020, combined with an increase in higher NOI and lower depreciation and amortization expense, partially offset by higher general and administrative expense.

Analysis of Net Income

Our net income is comprised primarily of our real estate operations, depreciation and amortization expense, general and administrative expense, interest and other income, interest and other expenses and gain on sale of real estate facilities.

We segregate our real estate activities into (i) same park operations, generally representing all operating properties acquired prior to January 1, 2019, comprising 25.1 million rentable square feet of our total 28.1 million of rentable square feet at September 30, 2021 (the “Same Park” portfolio), (ii) non-same park operations, representing those facilities we own that were acquired after January 1, 2019 (the “Non-Same Park” portfolio), (iii) multifamily operations and (iv) assets sold or held for sale comprising 1.8 million square feet, including 1.2 million square feet of assets held for sale (“AHFS”) as of September 30, 2021 and 617,000 square feet of assets sold in 2020 and 2021. AHFS as of September 30, 2021 represents a 53,000 square foot industrial building located in Beltsville, Maryland, a 371,000 square foot industrial-flex business park located in San Diego, California (subsequently sold in October 2021), and a 772,000 square foot industrial-flex business park located in Irving, Texas. Assets sold represents 113,000 square feet of assets sold in January 2020, 40,000 square feet of assets sold in September 2020, 198,000 square feet of assets sold in June 2021, 244,000 square feet of assets sold in July 2021, and 22,000 square feet of assets sold in September 2021.

The table below sets forth the various components of our net income (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2021	2020	Change	2021	2020	Change
Rental income
Same Park	$99,292	$92,931	6.8%	$291,801	$275,841	5.8%
Non-Same Park	4,470	1,697	163.4%	12,165	6,185	96.7%
Multifamily	2,308	2,201	4.9%	6,883	7,249	(5.0%)
Assets sold or held for sale (1)	4,378	6,931	(36.8%)	17,010	21,260	(20.0%)
Total rental income	110,448	103,760	6.4%	327,859	310,535	5.6%

Cost of operations
Adjusted Cost of Operations (2)
Same Park	28,470	27,637	3.0%	83,148	79,745	4.3%
Non-Same Park	1,389	900	54.3%	3,729	2,607	43.0%
Multifamily	1,161	1,066	8.9%	3,405	3,084	10.4%
Assets sold or held for sale (1)	1,643	2,250	(27.0%)	6,511	7,271	(10.5%)
Stock compensation expense (3)	428	243	76.1%	1,365	783	74.3%
Total cost of operations	33,091	32,096	3.1%	98,158	93,490	5.0%

NOI (4)
Same Park	70,822	65,294	8.5%	208,653	196,096	6.4%
Non-Same Park	3,081	797	286.6%	8,436	3,578	135.8%
Multifamily	1,147	1,135	1.1%	3,478	4,165	(16.5%)
Assets sold or held for sale (1)	2,735	4,681	(41.6%)	10,499	13,989	(24.9%)
Stock compensation expense (3)	(428)	(243)	76.1%	(1,365)	(783)	74.3%
Depreciation and amortization expense	(23,857)	(23,064)	3.4%	(69,356)	(72,646)	(4.5%)
General and administrative expense	(5,148)	(5,047)	2.0%	(14,329)	(11,374)	26.0%
Interest and other income	411	230	78.7%	1,590	1,012	57.1%
Interest and other expense	(224)	(536)	(58.2%)	(703)	(900)	(21.9%)
Gain on sale of real estate facilities	29,924	7,652	291.1%	49,117	27,273	80.1%
Net income	$78,463	$50,899	54.2%	$196,020	$160,410	22.2%

____________________________

(1)As of September 30, 2021, the Company had reclassified AHFS totaling 1.2 million square feet, including a 53,000 square foot industrial building located in Beltsville, Maryland, a 371,000 square foot industrial-flex business park located in San Diego, California (subsequently sold in October 2021), and a 772,000 square foot industrial-flex business park located in Irving, Texas. As of December 31, 2020, properties held for sale includes the 1.2 million square feet described above along with a single-tenant industrial-flex building totaling 22,000 square feet located in Irving, Texas, which was sold in September 2021, a 244,000 square foot office business park located in Herndon, Virginia, which sold in July 2021, and a 198,000 square foot office-oriented flex business park located in Chantilly, Virginia, which sold in June 2021. Also included in the respective periods in 2020 are assets sold comprising 40,000 square feet sold in September 2020 and 113,000 square feet sold in January 2020.

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

Rental income increased $6.7 million and $17.3 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020 due primarily to higher occupancy, a reduction in rent abatements granted to certain customers in 2021 compared to 2020, and lower write-offs of accounts receivable and deferred rent receivable in 2021 compared to 2020 combined with rental income from our Non-Same Park portfolio acquired during the fourth quarter of 2020 and in 2021. These increases were partially offset by a decrease in rental income from assets sold.

Cost of operations increased $1.0 million and $4.7 million for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 due primarily to higher Adjusted Cost of Operations incurred by our Same Park (discussed below) and Non-Same Park portfolios, partially offset by a decrease in Adjusted Cost of Operations from assets sold.

Net income increased $27.6 million and $35.6 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The three month increase was mainly due to a $29.9 million gain on sale of assets sold during the third quarter of 2021 compared to only a $7.7 million gain on sale of assets sold during the same period in 2020 combined with an increase in NOI driven by a reduction in rent abatements granted to certain customers as well as lower write-offs of accounts receivable and deferred rent receivable. The nine month increase was primarily due to a $49.1 million gain on sale of assets sold during the first nine months of 2021, compared to only a $27.3 million gain on sale of assets sold during the same period in 2020, combined with an increase in higher NOI attributable to the same reasons mentioned above and lower depreciation and amortization expense, partially offset by higher general and administrative expense.

Same Park Portfolio

We believe that evaluation of the Same Park portfolio provides an informative view of how the Company’s portfolio has performed over comparable periods. We believe that investors and analysts use Same Park information in a similar manner.

The following table summarizes the historical operating results of our Same Park portfolio and certain statistical information related to leasing activity during the three and nine months ended September 30, 2021 and 2020 (in thousands, except per square foot data):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2021	2020	Change	2021	2020	Change
Rental income
Cash Rental Income (1)	$99,161	$91,501	8.4%	$291,119	$271,315	7.3%
Non-Cash Rental Income (2)	131	1,430	(90.8%)	682	4,526	(84.9%)
Total rental income	99,292	92,931	6.8%	291,801	275,841	5.8%

Adjusted Cost of Operations (3)
Property taxes	10,749	10,517	2.2%	32,022	31,357	2.1%
Utilities	4,934	4,477	10.2%	13,321	12,936	3.0%
Repairs and maintenance	5,957	5,868	1.5%	16,613	16,018	3.7%
Compensation	4,001	3,974	0.7%	11,946	11,688	2.2%
Snow removal	—	—	—	1,011	70	1,344.3%
Property insurance	1,290	1,243	3.8%	3,551	2,908	22.1%
Other expenses	1,539	1,558	(1.2%)	4,684	4,768	(1.8%)
Total Adjusted Cost of Operations	28,470	27,637	3.0%	83,148	79,745	4.3%
NOI (4)	$70,822	$65,294	8.5%	$208,653	$196,096	6.4%

Cash NOI (5)	$70,691	$63,864	10.7%	$207,971	$191,570	8.6%

Selected Statistical Data
Rentable square footage at period end	25,053	25,053	—	25,053	25,053	—
NOI margin (6)	71.3%	70.3%	1.4%	71.5%	71.1%	0.6%
Cash NOI margin (7)	71.3%	69.8%	2.1%	71.4%	70.6%	1.1%
Weighted average square foot occupancy	94.8%	92.6%	2.4%	94.0%	92.6%	1.5%
Revenue per Occupied Square Foot (8)	$16.72	$16.02	4.4%	$16.52	$15.85	4.2%
Revenue per Available Foot (RevPAF) (9)	$15.85	$14.84	6.8%	$15.53	$14.68	5.8%
Cash Rental Income per Occupied
Square Foot (10)	$16.70	$15.78	5.8%	$16.49	$15.59	5.8%
Cash Rental Income per Available Foot (11)	$15.83	$14.61	8.4%	$15.49	$14.44	7.3%

____________________________

(1)Cash Rental Income represents rental income excluding Non-Cash Rental Income (defined below). See table below for the change in Cash Rental Income.

(2)Non-Cash Rental Income represents amortization of deferred rent receivable (net of write-offs), in-place lease intangible, tenant improvement reimbursements, and lease incentives. Same Park Non-Cash Rental Income is presented net of deferred rent receivable write-offs of $0.1 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $2.5 million for the nine months ended September 30, 2021 and 2020, respectively.

(3)Adjusted Cost of Operations, as presented above, excludes stock compensation expense for employees whose compensation expense is recorded in cost of operations.

(4)NOI represents rental income less Adjusted Cost of Operations.

(5)Cash NOI represents Cash Rental Income less Adjusted Cost of Operations.

(6)NOI margin is computed by dividing NOI by rental income.

(7)Cash NOI margin is computed by dividing Cash NOI by Cash Rental Income.

(8)Revenue per Occupied Square Foot is computed by dividing rental income for the period by weighted average occupied square feet for the same period. Revenue per Occupied Square Foot for the three and nine month periods shown is annualized.

(9)Revenue per Available Square Foot (RevPAF) is computed by dividing rental income for the period by weighted average available square feet for the same period. RevPAF for the three and nine month periods shown is annualized.

(10)Cash Rental Income per Occupied Square Foot is computed by dividing Cash Rental Income for the period by weighted average occupied square feet for the same period. Cash rental Income per Occupied Square Foot for the three and nine month periods shown is annualized.

(11)Cash Rental Income per Available Square Foot is computed by dividing Cash Rental Income for the period by weighted average available square feet for the same period. Cash Rental Income per Available Square Foot for the three and nine month periods shown is annualized.

Analysis of Same Park Rental Income

Rental income for our Same Park portfolio increased 6.8% and 5.8% for the three and nine months ended September 30, 2021 as compared to the same periods in 2020. The three and nine month increases were due primarily to a reduction in rent abatements granted to certain customers as well as lower write-offs of accounts receivable and deferred rent receivable in 2021 compared to 2020, an increase in weighted average occupancy, and higher rental rates charged to our customers, as revenue per occupied square foot increased 4.4% and 4.2%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

The following table details the change in Same Park rental income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2021	2020	Change	2021	2020	Change
Rental income
Base rental income	$73,250	$69,440	$3,810	$216,566	$210,068	$6,498
Expense recovery income	24,690	22,643	2,047	71,658	66,270	5,388
Lease buyout income	738	288	450	1,318	787	531
Rent receivable recovery/
(write-off)	20	(275)	295	61	(1,321)	1,382
Rent abatements	(97)	(331)	234	(304)	(1,189)	885
Deferrals	(5)	(1,632)	1,627	(292)	(5,144)	4,852
Deferral repayments	310	1,147	(837)	1,518	1,166	352
Fee Income	255	221	34	594	678	(84)
Cash Rental Income	99,161	91,501	7,660	291,119	271,315	19,804
Non-Cash Rental Income (1)	131	1,430	(1,299)	682	4,526	(3,844)
Total rental income	$99,292	$92,931	$6,361	$291,801	$275,841	$15,960

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

The following table sets forth the expirations of existing leases in our Same Park portfolio over the next five years based on lease data at September 30, 2021 (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
Remainder of 2021	719	1,241	5.2%	$22,044	5.2%
2022	1,534	5,492	22.8%	98,145	23.1%
2023	1,182	5,526	23.0%	92,804	21.9%
2024	667	4,397	18.3%	77,153	18.2%
2025	259	2,913	12.1%	50,810	12.0%
Thereafter	263	4,472	18.6%	82,928	19.6%
Total	4,624	24,041	100.0%	$423,884	100.0%

See “Analysis of Same Park Market Trends” below for further analysis of such data on a by market basis.

Analysis of Same Park Adjusted Cost of Operations

Adjusted Cost of Operations for our Same Park portfolio increased 3.0% and 4.3% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year. The three month increase was due primarily to increases in utilities and property taxes, while the nine month increase was due primarily to increases in insurance, property taxes, repairs and maintenance, and snow removal.

Property taxes increased 2.2% and 2.1% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year. These increases were due to higher assessed values. We expect potential property tax growth in the future due to higher assessed values.

Utilities are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities increased 10.2% and 3.0% during the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year. The three and nine month increases were driven by reduced consumption in 2020 resulting from the “shelter in place order” due to the COVID-19 pandemic during the second and third quarter of 2020. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not readily predictable. However, we expect utility costs in the future to return to pre-COVID-19 pandemic levels over time due to expected increases in traffic and use at our parks as our customers resume operations.

Repairs and maintenance expense increased 1.5% and 3.7% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year. The three and nine month increases were due a reduction in general repairs and property services as a result of the “shelter in place order” placed into effect during the second and third quarter of 2020. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not always predictable. We expect repairs and maintenance costs for the remainder of 2021 to be comparable to our results for the three months ended September 30, 2021 and more consistent with pre-COVID-19 pandemic levels as a result of expected increases in traffic and use at our parks as customers resume operations.

Compensation increased 0.7% and 2.2% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year. Compensation expense is comprised of on-site and supervisory personnel costs incurred in the operation of our properties. We expect compensation expense for the remainder of 2021 to be comparable to our results for the three months ended September 30, 2021.

Snow removal costs increased 1,344.3% during the nine months ended September 30, 2021 as compared to the same period in the prior year. Snow removal costs are weather dependent and therefore not predictable.

Property insurance expense increased 3.8% and 22.1% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year. The three and nine month increases were primarily due to an increase in our property insurance premium for the policy period June 2020 to May 2021 due to unfavorable market conditions pervasive throughout commercial real estate sectors combined with insurance deductibles recorded during 2021 related to damage from the winter storm in Texas. We expect to experience increases in property insurance expense in the future as unfavorable market conditions pervasive throughout commercial real estate sectors persist.

Other expenses decreased 1.2% and 1.8% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year. Other expenses are comprised of general property expenses incurred in the operation of our properties. We expect other expenses for the remainder of 2021 to be similar to our results for the three months September 30, 2021.

Same Park Quarterly Trends

The following table sets forth historical quarterly data related to the operations of our Same Park portfolio for Cash Rental Income, Adjusted Cost of Operations, weighted average occupancy, Cash Rental Income per Occupied Square Foot, and Cash Rental Income per Available Square Foot (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31
Cash Rental income (1)
2021	$95,010	$96,948	$99,161	$—
2020	$93,109	$86,705	$91,501	$94,566

Adjusted Cost of Operations (1)
2021	$28,017	$26,661	$28,470	$—
2020	$26,669	$25,439	$27,637	$27,115

Cash NOI (1)
2021	$66,993	$70,287	$70,691	$—
2020	$66,440	$61,266	$63,864	$67,451

Weighted average square foot occupancy
2021	93.2%	93.9%	94.8%	—
2020	92.9%	92.4%	92.6%	92.7%

Cash Rental Income per Occupied Square Foot (1)
2021	$16.28	$16.49	$16.70	$—
2020	$16.00	$14.97	$15.78	$16.29

Cash Rental Income per Available Square Foot (1)
2021	$15.17	$15.48	$15.83	$—
2020	$14.87	$13.84	$14.61	$15.10

____________________________

(1)Defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations–Analysis of Net Income–Same Park Portfolio table.

Analysis of Same Park Market Trends

The following tables set forth historical data by region related to the operations of our Same Park portfolio for Cash Rental Income, Adjusted Cost of Operations, weighted average occupancy, Cash Rental Income per Occupied Square Foot, and Cash Rental Income per Available Square Foot (in thousands, except per square foot data):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
Region	2021	2020	Change	2021	2020	Change

Geographic Data on Same Park

Cash Rental Income
Northern California (7.2 million feet)	$29,461	$26,532	11.0%	$85,435	$78,733	8.5%
Southern California (3.0 million feet)	13,332	12,121	10.0%	39,704	35,216	12.7%
Dallas (2.1 million feet)	5,124	4,862	5.4%	15,341	14,501	5.8%
Austin (2.0 million feet)	8,783	8,267	6.2%	26,068	24,293	7.3%
Northern Virginia (4.5 million feet)	19,799	19,099	3.7%	58,378	57,007	2.4%
South Florida (3.9 million feet)	12,681	10,913	16.2%	36,487	32,304	12.9%
Seattle (1.4 million feet)	5,212	4,869	7.0%	15,213	14,387	5.7%
Suburban Maryland (1.0 million feet)	4,769	4,838	(1.4%)	14,493	14,874	(2.6%)
Total Same Park (25.1 million feet)	99,161	91,501	8.4%	291,119	271,315	7.3%

Adjusted Cost of Operations
Northern California	6,569	6,488	1.2%	19,159	18,706	2.4%
Southern California	3,364	3,507	(4.1%)	9,901	9,732	1.7%
Dallas	1,709	1,821	(6.2%)	5,619	5,548	1.3%
Austin	3,482	3,120	11.6%	9,838	9,042	8.8%
Northern Virginia	6,831	6,248	9.3%	19,848	18,642	6.5%
South Florida	3,497	3,317	5.4%	9,856	9,269	6.3%
Seattle	1,374	1,358	1.2%	3,937	3,806	3.4%
Suburban Maryland	1,644	1,778	(7.5%)	4,990	5,000	(0.2%)
Total Same Park	28,470	27,637	3.0%	83,148	79,745	4.3%

Cash NOI
Northern California	22,892	20,044	14.2%	66,276	60,027	10.4%
Southern California	9,968	8,614	15.7%	29,803	25,484	16.9%
Dallas	3,415	3,041	12.3%	9,722	8,953	8.6%
Austin	5,301	5,147	3.0%	16,230	15,251	6.4%
Northern Virginia	12,968	12,851	0.9%	38,530	38,365	0.4%
South Florida	9,184	7,596	20.9%	26,631	23,035	15.6%
Seattle	3,838	3,511	9.3%	11,276	10,581	6.6%
Suburban Maryland	3,125	3,060	2.1%	9,503	9,874	(3.8%)
Total Same Park	$70,691	$63,864	10.7%	$207,971	$191,570	8.6%

Weighted average square foot occupancy
Northern California	94.9%	91.8%	3.4%	94.0%	91.4%	2.8%
Southern California	97.2%	94.8%	2.5%	96.6%	95.0%	1.7%
Dallas	91.2%	88.5%	3.1%	88.8%	89.0%	(0.2%)
Austin	94.2%	94.5%	(0.3%)	94.8%	94.6%	0.2%
Northern Virginia	92.8%	92.7%	0.1%	92.2%	92.0%	0.2%
South Florida	98.2%	92.8%	5.8%	96.9%	93.1%	4.1%
Seattle	95.0%	93.8%	1.3%	94.1%	96.7%	(2.7%)
Suburban Maryland	92.2%	93.4%	(1.3%)	92.1%	93.9%	(1.9%)
Total Same Park	94.8%	92.6%	2.4%	94.0%	92.6%	1.5%

Cash Rental Income per Occupied Square Foot (1)
Northern California	$17.15	$15.96	7.5%	$16.73	$15.86	5.5%
Southern California	$18.85	$17.57	7.3%	$18.83	$16.99	10.8%
Dallas	$10.73	$10.49	2.3%	$11.00	$10.37	6.1%
Austin	$18.98	$17.83	6.4%	$18.67	$17.42	7.2%
Northern Virginia	$18.83	$18.19	3.5%	$18.63	$18.22	2.3%
South Florida	$13.36	$12.17	9.8%	$12.99	$11.97	8.5%
Seattle	$16.25	$15.37	5.7%	$15.96	$14.69	8.6%
Suburban Maryland	$18.91	$18.92	(0.1%)	$19.17	$19.29	(0.6%)
Total Same Park	$16.70	$15.78	5.8%	$16.49	$15.59	5.8%

Cash Rental Income per Available Square Foot (1)
Northern California	$16.27	$14.65	11.1%	$15.72	$14.49	8.5%
Southern California	$18.31	$16.65	10.0%	$18.18	$16.12	12.8%
Dallas	$9.79	$9.29	5.4%	$9.77	$9.24	5.7%
Austin	$17.90	$16.85	6.2%	$17.71	$16.50	7.3%
Northern Virginia	$17.47	$16.86	3.6%	$17.18	$16.77	2.4%
South Florida	$13.12	$11.29	16.2%	$12.58	$11.14	12.9%
Seattle	$15.44	$14.43	7.0%	$15.03	$14.21	5.8%
Suburban Maryland	$17.47	$17.72	(1.4%)	$17.70	$18.16	(2.5%)
Total Same Park	$15.83	$14.61	8.4%	$15.49	$14.44	7.3%

____________________________

(1)Defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations–Analysis of Net Income–Same Park Portfolio table.

Our past revenue growth has come from contractual annual rent increases as well as re-leasing of space at rates above outgoing rental rates. We believe the percentage difference between outgoing cash rent inclusive of estimated expense recoveries and incoming cash rent inclusive of estimated expense recoveries for leases executed (“Cash Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following tables summarize the Cash Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park portfolio for the three and nine months ended September 30, 2021 (square feet in thousands):

	For the Three Months Ended September 30, 2021
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental	Net Effective
Industrial	Leased	Retention	Executed Foot	Rate Change (1)	Rent Change (2)
Northern California	374	73.4%	$3.47	9.9%	25.3%
Southern California	228	83.7%	3.76	9.3%	20.6%
Dallas	100	85.7%	4.97	7.3%	26.0%
Austin	64	63.9%	1.28	9.6%	22.0%
Northern Virginia	146	95.6%	5.48	5.3%	19.4%
South Florida	196	48.4%	1.66	13.6%	28.3%
Seattle	102	96.8%	5.64	3.8%	6.7%
Suburban Maryland	43	—	1.68	(3.8%)	3.4%
Industrial Totals by Region	1,253	74.3%	$3.60	8.9%	22.4%

Flex
Northern California	89	80.4%	$1.44	6.7%	14.6%
Southern California	41	73.8%	2.83	(0.3%)	4.4%
Dallas	73	84.1%	3.16	4.8%	16.9%
Austin	60	20.0%	2.49	(0.7%)	3.4%
Northern Virginia	179	95.4%	5.58	0.7%	8.3%
South Florida	26	87.6%	2.76	9.2%	22.4%
Seattle	30	45.8%	2.95	8.2%	16.5%
Suburban Maryland	—	—	—	—	—
Flex Totals by Region	498	69.6%	$3.58	2.5%	10.0%

Office
Northern California	20	53.2%	$0.27	(19.8%)	(22.1%)
Southern California	—	—	—	—	—
Dallas	—	—	—	—	—
Austin	—	—	—	—	—
Northern Virginia	142	72.3%	15.23	(8.0%)	(1.9%)
South Florida	—	—	—	—	—
Seattle	—	—	—	—	—
Suburban Maryland	38	80.2%	5.08	(3.1%)	4.0%
Office Totals by Region	200	71.7%	$11.82	(9.2%)	(3.8%)

Company Totals by Type	1,951	72.6%	$4.44	4.9%	15.4%

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

	For the Nine Months Ended September 30, 2021
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental	Net Effective
Industrial	Leased	Retention	Executed Foot	Rate Change (1)	Rent Change (2)
Northern California	1,156	76.5%	$2.66	12.5%	28.3%
Southern California	639	79.8%	2.41	5.6%	13.6%
Dallas	389	83.4%	3.90	4.0%	12.0%
Austin	208	81.0%	1.12	8.6%	26.9%
Northern Virginia	375	85.5%	4.73	4.6%	11.0%
South Florida	767	56.9%	1.56	10.1%	23.9%
Seattle	199	87.5%	3.90	11.5%	20.8%
Suburban Maryland	93	91.5%	2.19	(2.0%)	5.5%
Industrial Totals by Region	3,826	75.3%	$2.69	8.7%	20.8%

Flex
Northern California	169	71.0%	$1.20	(0.7%)	3.7%
Southern California	164	76.9%	2.35	1.0%	10.0%
Dallas	195	75.2%	3.21	3.8%	14.6%
Austin	122	28.4%	4.41	(0.8%)	3.2%
Northern Virginia	436	91.5%	4.60	(0.8%)	3.6%
South Florida	41	79.1%	1.87	8.3%	21.1%
Seattle	71	46.6%	2.65	7.0%	14.5%
Suburban Maryland	—	—	—	—	—
Flex Totals by Region	1,198	70.3%	$3.36	0.8%	7.0%

Office
Northern California	56	62.3%	$0.78	(13.3%)	(13.2%)
Southern California	6	57.6%	2.68	3.0%	10.1%
Dallas	—	—	—	—	—
Austin	—	—	—	—	—
Northern Virginia	324	64.7%	11.07	(7.8%)	(1.3%)
South Florida	—	—	—	—	—
Seattle	8	—	11.79	8.5%	19.7%
Suburban Maryland	109	76.3%	2.65	(4.6%)	4.2%
Office Totals by Region	503	66.4%	$8.01	(7.7%)	(1.9%)

Company Totals by Type	5,527	73.1%	$3.32	4.7%	14.2%

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

For the three and nine months ended September 30, 2021, weighted average occupancy was 94.8% and 94.0%, respectively, an increase from weighted average occupancy of 92.6% for both the three and nine months ended September 30, 2020. Renewals of leases with existing customers represented 62.6% of our leasing activity for the nine months ended September 30, 2021. Average lease term of the leases executed during the three months ended September 30, 2021 was 3.8 years with associated average transaction costs (tenant improvements and leasing commissions) of $4.44 per square foot. For comparative purposes, average lease term and transaction costs on leases executed during the three months ended September 30, 2020 were 3.3 years and $2.16 per square foot, respectively. The uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to increase or maintain existing occupancy levels, possible decreases in rental rates on new and renewal transactions, and potential additional rent deferrals, rent abatements, and customer defaults, may affect our ability to grow Same Park rental income in the near future.

Non-Same Park Portfolio: The table below reflects the assets comprising our Non-Same Park portfolio (in thousands):

			Purchase	Square	Occupancy at
Acquired Property	Date Acquired	Location	Price	Feet	September 30, 2021
Port America	September 2021	Grapevine, Texas	$123,268	718	96.8%
Pickett Industrial Park	October 2020	Alexandria, VA	46,582	246	92.2%
La Mirada Commerce Center	January 2020	La Mirada, CA	13,513	73	100.0%
San Tomas Business Center	December 2019	Santa Clara, CA	16,787	79	92.9%
Hathaway Industrial Park	September 2019	Santa Fe Springs, CA	104,330	543	100.0%
Walnut Avenue Business Park	April 2019	Signal Hill, CA	13,824	74	96.6%
Total acquired property			$318,304	1,733	97.1%

	Date		Total	Square	Occupancy at
Developed Property	Completed	Location	Cost	Feet	September 30, 2021
Freeport Industrial Building	March 2021	Irving, TX	$9,052	83	51.7%
Total Non-Same Park			$327,356	1,816	95.0%

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

Multifamily: As of September 30, 2021, we held a 95.0% controlling interest in a joint venture that owns Highgate at The Mile, a 395-unit apartment complex in Tysons, Virginia. The following table summarizes the historical operating results of Highgate at The Mile and certain statistical information (in thousands, except per unit data):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2021	2020	Change	2021	2020	Change
Rental income	$2,308	$2,201	4.9%	$6,883	$7,249	(5.0%)
Cost of operations	1,161	1,066	8.9%	3,405	3,084	10.4%
NOI	$1,147	$1,135	1.1%	$3,478	$4,165	(16.5%)

Selected Statistical Data
Weighted average square foot occupancy	94.7%	91.1%	4.0%	94.5%	92.6%	2.1%

					As of
					September 30, 2021
Total costs (1)						$115,426
Physical occupancy						96.2%
Average rent per unit (2)						$2,044

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

The nine month decrease in NOI was primarily due to a decline in rental rates as a result of the COVID-19 pandemic combined with an increase in cost of operations. The increase in cost of operations was attributed to an insurance deductible expense resulting from storm related flood damage. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels and rental rates, we may continue to experience NOI levels below those which were achieved prior to the onset of the COVID-19 pandemic in the near future.

Assets sold or held for sale: These amounts include historical operating results with respect to properties that were sold or held for sale. For each of the respective periods shown, the operating results include the following: 1.2 million square feet of AHFS of as September 30, 2021, an asset comprising 22,000 square feet sold in September 2021, an asset comprising 244,000 square feet sold in July 2021, an asset comprising 198,000 square feet sold in June 2021, an asset comprising 40,000 square feet sold in September 2020, and an asset comprising 113,000 square feet sold in January 2020.

Amounts shown for the three months ended September 30, 2021 include operating results attributable from the AHFS and the assets sold comprising 22,000 square feet and 244,000 square feet. Amounts shown for the nine months ended September 30, 2021 include operating results attributable from AHFS and the assets sold comprising 22,000 square feet, 244,000 square feet, and 198,000 square feet. Amounts shown for the three months ended September 30, 2020 include operating results attributable to from the AHFS and assets sold comprising 22,000 square feet, 244,000 square feet, 198,000 square feet, and 40,000 square feet. Amounts shown for the nine months ended September 30, 2020 include operating results attributable from the AHFS and assets sold comprising 22,000 square feet, 244,000 square feet, 198,000 square feet, 40,000 square feet, and 113,000 square feet.

Depreciation and Amortization Expense: Depreciation and amortization expense was $23.9 million and $69.4 million for the three and nine months ended September 30, 2021, respectively, compared to $23.1 million and $72.6 million for the same periods in 2020, respectively. The nine month decrease was primarily due to acceleration of depreciation expense related to a building reclassified to held for development in 2020.

General and Administrative Expense: General and administrative expense primarily represents executive and other compensation, audit and tax fees, legal expenses and other costs associated with being a public company. For the three and nine months ended September 30, 2021, general and administrative expense increased $0.1 million and $3.0 million, respectively, compared to the same periods in 2020.

The three month increase was primarily due to compensation and professional fees and the nine month increase was primarily due to stock compensation expense and professional fees related to the reincorporation of PSB from the state of California to the state of Maryland in the second quarter of 2021. The increase in both the three and nine month periods was partially offset by a reduction in expense due to accelerated stock compensation expense related to the former CEO retirement in the prior year.

Gain on Sale of Real Estate Facilities: On September 17, 2021, the Company sold a 22,000 square foot industrial-flex building located in Irving, Texas, for net sale proceeds of $3.4 million, which resulted in a gain on sale of $2.9 million. On July 16, 2021, the Company sold a 244,000 square foot office business park located in Herndon, Virginia, for net sale proceeds of $40.5 million, which resulted in a gain on sale of $27.0 million. On June 17, 2021, the Company sold a 198,000 square foot office-oriented flex business park located in Chantilly, Virginia, for net sale proceeds of $32.6 million, which resulted in a gain on sale of $19.2 million.

On September 16, 2020, the Company sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net sale proceeds of $11.4 million, which resulted in a gain of $7.7 million. On January 7, 2020, the Company sold an 113,000 square foot office building located at Metro Park North in Rockville, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

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

In order to maintain efficient access to the capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Ratio of FFO to fixed charges and preferred distributions is calculated by dividing FFO excluding fixed charges and preferred distributions by fixed charges and preferred distributions paid. Fixed charges include interest expense, capitalized interest and preferred equity distributions paid. For the nine months ended September 30, 2021, the ratio of FFO to combined fixed charges and preferred distributions paid was 5.9 to 1.0.

In August 2021, we amended and restated the credit agreement governing our revolving Credit Facility to increase the aggregate principal amount of the Credit Facility from $250.0 million to $400.0 million and extend the expiration date to August 2025. The Credit Facility can also be expanded to $700.0 million. We can use the Credit Facility as necessary as temporary financing until we are able to raise longer-term capital. Historically, we have funded our long-term capital requirements with retained operating cash flow and proceeds from the issuance of common and preferred securities. We will select among these sources of capital based upon availability, relative cost, the impact of constraints on our operations (such as covenants), and the desire for leverage.

Short-term Liquidity and Capital Resource Analysis: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for debt service, capital expenditures and distributions to our stockholders for the foreseeable future.

As of September 30, 2021, we had $46.6 million in unrestricted cash. In the last five years, we have retained between $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less stockholder and unit holder distributions and capital expenditures, excluding development costs.

Required Debt Repayment: As of September 30, 2021, we have no debt outstanding on our Credit Facility. We are in compliance with all of the covenants and other requirements of our Credit Facility.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements generally are related to property reconfigurations and other capital expenditures related to repositioning asset acquisitions. The following table sets forth our commercial capital expenditures paid for in the nine months ended September 30, 2021 and 2020 on an aggregate and per square foot basis:

	For the Nine Months Ended September 30, 2021
	2021	2020	2021	2020
Commercial Real Estate	(in thousands)		(per square foot) (1)
Recurring capital expenditures
Capital improvements (2)	$8,343	$6,413	$0.30	$0.23
Tenant improvements	11,255	11,039	0.41	0.40
Lease commissions	5,438	5,225	0.20	0.19
Total commercial recurring capital expenditures (2)	25,036	22,677	0.91	0.82
Nonrecurring capital improvements	1,019	512	0.04	0.02
Total commercial capital expenditures (2)	$26,055	$23,189	$0.95	$0.84

____________________________

(1)Per square foot amounts are calculated based on capital expenditures divided by total weighted average square feet owned for the periods presented.

(2)Excludes $7 and $0 of recurring capital improvements on our multifamily asset for the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes recurring capital expenditures paid and the related percentage of NOI for Same Park by region for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30, 2021
				Recurring
	Recurring			Capital Expenditures
	Capital Expenditures			as a Percentage of NOI
	2021	2020	Change	2021	2020
Region
Same Park
Northern California	$5,944	$4,696	26.6%	8.8%	7.5%
Southern California	2,571	1,973	30.3%	8.6%	7.5%
Dallas	2,716	1,629	66.7%	27.8%	17.7%
Austin	1,209	1,251	(3.4%)	7.7%	7.9%
Northern Virginia	5,666	6,071	(6.7%)	14.7%	15.5%
South Florida	1,693	1,698	(0.3%)	6.4%	7.3%
Seattle	1,197	745	60.7%	10.6%	7.0%
Suburban Maryland	1,900	1,090	74.3%	20.5%	11.1%
Total Same Park	22,896	19,153	19.5%	11.0%	9.8%
Non-Same Park
Northern California	52	45	15.6%
Southern California	305	169	80.5%
Dallas	74	—	100.0%
Northern Virginia	211	—	100.0%
Total Non-Same Park	642	214	200.0%
Assets sold or held for sale	1,498	3,310	(54.7%)
Total commercial recurring
capital expenditures	25,036	22,677	10.4%
Multifamily	7	—	100.0%
Total	$25,043	$22,677	10.4%

In the last five years, our annual Same Park recurring capital expenditures have ranged between 11.5% and 14.3% as a percentage of NOI, and we expected future recurring capital expenditures to be within this range. While what we disclose herein with respect to capital expenditures represents our best estimates at this time, there can be no assurance that these amounts will not change substantially in the future for various reasons, including the potential impact of the COVID-19 pandemic on capital projects and leasing volume.

Redemption of Preferred Stock: On October 4, 2021, we announced that we are calling for redemption all outstanding depositary shares representing interests in our 5.20% Cumulative Preferred Stock, Series W on November 3, 2021, at $25.00 per share plus prorated dividends from October 1, 2021, through the date of redemption. The aggregate redemption amount, including the payment of prorated dividends, to be paid to the holders of the depositary shares is $190.7 million.

Other than the Series W, we do not have any other series of preferred securities that are currently redeemable. Future redemptions of preferred stock will depend upon many factors, including our cost of capital. None of our preferred securities are redeemable at the option of the holders. See Note 9 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the earliest redemption date of our outstanding preferred securities.

Acquisitions of real estate facilities: On September 1, 2021, we acquired a multi-tenant industrial business park comprising approximately 718,000 rentable square feet in Grapevine, Texas, for a total purchase price of $123.3 million, inclusive of capitalized transaction costs. On October 28, 2020, we acquired a multi-tenant industrial business park comprising approximately 246,000 rentable square feet in Alexandria, Virginia, for a total purchase price of $46.6 million, inclusive of capitalized transaction costs. On January 10, 2020, we acquired a multi-tenant industrial business park comprising approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs. We continue to seek to acquire additional real estate facilities; however, there is significant competition to acquire existing facilities in our markets and there can be no assurance as to the volume of future acquisition activity.

Sale of real estate: On September 17, 2021, we sold a 22,000 square foot industrial-flex building located in Irving, Texas, for net sale proceeds of $3.4 million, which resulted in a gain on sale of $2.9 million. On July 16, 2021, we sold a 244,000 square foot office business park located in Herndon, Virginia, for net sale proceeds of $40.5 million, which resulted in a gain on sale of $27.0 million. On June 17, 2021, we sold a 198,000 square foot office-oriented flex business park located in Chantilly, Virginia, for net sale proceeds of $32.6 million, which resulted in a gain on sale of $19.2 million. On September 16, 2020, we sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net sale proceeds of $11.4 million, which resulted in a gain of $7.7 million. On January 7, 2020, we sold an 113,000 square foot office building located at Metro Park North in Rockville, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million.

Subsequent to September 30, 2021, the Company sold a 371,000 square foot industrial-flex business park located in San Diego, California, for a gross sales price of $315.4 million, and net sale proceeds, after payment of transaction costs, were $311.1 million.

Development of real estate facilities: As noted above, during the nine months ended September 30, 2021, we completed the development of an 83,000 square foot shallow-bay industrial building on an excess land parcel at our Freeport Business Park in Irving, Texas for total development costs of $8.1 million. The total developed asset value inclusive of land costs, of $9.1 million was placed into service on March 1, 2021 and accordingly was reflected under real estate facilities, at cost on our consolidated balance sheets at September 30, 2021.

In August 2020, we entered into the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex. We contributed the Brentford Parcel to the Brentford Joint Venture at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.1 million as of September 30, 2021.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of September 30, 2021, the development cost incurred was $41.4 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.1 million cost basis in the Brentford Parcel. During the three months ended September 30, 2020, the Company recorded non-capitalizable demolition costs of $0.3 million in interest and other expense on our consolidated statements of income.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the nine months ended September 30, 2021 or the year ended December 31, 2020. As of September 30, 2021, management has the authorization to repurchase an additional 1,614,721 shares.

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

We paid REIT qualifying distributions of $122.8 million ($36.1 million to preferred stockholders and $86.7 million to common stockholders) during the nine months ended September 30, 2021.

We estimate the annual distribution requirements with respect to our preferred shares outstanding to be $38.3 million per year, excluding the 5.20% Cumulative Preferred Stock, Series W that will be redeemed during the fourth quarter of 2021 (see Note 9).

If we are unable to find suitable Section 1031 exchange opportunities for the remainder of the net sale proceeds from the Lusk Sale by year end, we expect to declare and pay, by year end, a one-time special dividend sourced by a portion of the disposition proceeds. The actual amount of any special dividend will be determined by the Company based on its estimate of 2021 REIT taxable income.

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

FFO for the three and nine months ended September 30, 2021 was $1.72 per share and $5.15 per share, respectively, representing increases of 11.2% and 6.2% from the same periods in 2020. The increases in FFO per share were the result of higher NOI as described above partially offset by higher general and administrative expense.

Core FFO was $1.72 per share and $5.16 per share for the three and nine months ended September 30, 2021, respectively, and was $1.61 per share and $4.91 per share for the three and nine months ended September 30, 2020, respectively. For the three months ended September 30, 2021, Core FFO was equal to FFO, as the Company did not incur any preferred stock redemption charges or any nonrecurring income or expense items in either period. For the nine months ended September 30, 2021, Core FFO excludes the impact of a one-time cost associated with the Company’s reincorporation as a Maryland corporation of $0.5 million incurred during the second quarter of 2021. For the three and nine months ended September 30, 2020, Core FFO excludes the impact of (i) accelerated amortization of stock compensation expense of $1.7 million related to the retirement of our former President and CEO and (ii) non-capitalizable demolition costs of $0.3 million.

The following table reconciles net income allocable to common stockholders to FFO, Core FFO and FAD as well as net income per share to FFO per share and Core FFO per share (amounts in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net income allocable to common stockholders	$52,217	$30,580	$125,698	$97,717
Adjustments
Gain on sale of real estate facilities	(29,924)	(7,652)	(49,117)	(27,273)
Depreciation and amortization expense	23,857	23,064	69,356	72,646
Net income allocated to noncontrolling interests	13,850	8,124	33,355	26,011
Net income allocated to restricted stock unit holders	350	149	828	543
FFO allocated to JV partner	(22)	(21)	(67)	(102)
FFO allocable to diluted common stock and units	60,328	54,244	180,053	169,542
Maryland reincorporation costs	—	—	510	—
Non-capitalizable demolition costs	—	335	—	335
Acceleration of stock compensation expense
due to President and Chief Executive Officer retirement	—	1,687	—	1,687
Core FFO allocable to diluted common stock and units	60,328	56,266	180,563	171,564
Adjustments
Recurring capital improvements	(3,914)	(1,625)	(8,350)	(6,413)
Tenant improvements	(4,231)	(3,338)	(11,255)	(11,039)
Capitalized lease commissions	(2,034)	(1,889)	(5,438)	(5,225)
Non-cash rental income (1)	(453)	(1,530)	(1,943)	(5,340)
Non-cash stock compensation expense (2)	2,341	831	6,422	2,704
Cash paid for taxes in lieu of stock upon vesting of
restricted stock units	(478)	(442)	(3,680)	(4,102)
FAD allocable to diluted common stock and units	$51,559	$48,273	$156,319	$142,149

Weighted average outstanding
Common stock	27,543	27,483	27,523	27,470
Common operating partnership units	7,305	7,305	7,305	7,305
Restricted stock units	33	49	42	65
Common stock equivalents	92	82	100	90
Total diluted common stock and units	34,973	34,919	34,970	34,930

Reconciliation of earnings per share to FFO per share
Net income per share of common stock—diluted	$1.89	$1.11	$4.55	$3.55
Gain on sale of real estate facilities	(0.85)	(0.22)	(1.39)	(0.78)
Depreciation and amortization expense	0.68	0.66	1.99	2.08
FFO per share	1.72	1.55	5.15	4.85
Maryland reincorporation costs	—	—	0.01	—
Non-capitalizable demolition costs	—	0.01	—	0.01
Acceleration of stock compensation expense
due to President and Chief Executive Officer retirement	—	0.05	—	0.05
Core FFO per share	$1.72	$1.61	$5.16	$4.91

____________________________

(1)Non-cash rental income includes amortization of deferred rent receivable (net of write-offs), in-place lease intangible, tenant improvement reimbursements, and lease incentives.

(2)Amounts shown are net of accelerated stock compensation expense related to the former President and CEO retirement, also excluded from the computation of Core FFO.

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

Contractual Obligations: We paid $36.1 million in distributions to our preferred stockholders for the nine months ended September 30, 2021 and expect to continue to pay quarterly distributions of $9.6 million, which excludes the 5.20% Cumulative Preferred Stock, Series W scheduled to be redeemed during the fourth quarter of 2021 (Note 9) to our preferred stockholders for the foreseeable future or until such time as there is a change in the amount or composition of our series of preferred equity outstanding.

Dividends on preferred equity are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance, but never redeemable at the option of the holder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding as of as of September 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2021, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2021, there were no shares of the Company’s common stock repurchased. As of September 30, 2021, 1,614,721 shares remain available for purchase under the program.

See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits Number		Description

Exhibit 10.1

Fourth Amended and Restated Credit Agreement, dated as of August 24, 2021, by and among the PS Business Parks, L.P., as borrower, PS Business Parks, Inc., as parent, the lending institutions that are parties thereto, and Wells Fargo Bank, National Association, as Administrative Agent. Filed with Registrant’s Current Report on Form 8-K dated August 24, 2021 (SEC File No. 001-10709) and incorporated herein by reference.

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

Dated: October 28, 2021

PS BUSINESS PARKS, INC.

BY:	/s/ Jeffrey D. Hedges
Jeffrey D. Hedges
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)