Form 10-K
period 2021-12-31
PS BUSINESS PARKS, INC./MD
filed 2022-02-22
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-10709

PS BUSINESS PARKS, INC.

(Exact name of registrant as specified in its charter)

Maryland	95-4300881
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation)

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,967,153,632 based on the closing price as reported on that date.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 18, 2022 (the latest practicable date): 27,606,127.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Stockholders to be held in 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (i) the duration and severity of the coronavirus (“COVID-19”) pandemic and its impact on our business and our customers; (ii) changes in general economic and business conditions, including as a result of the economic fallout of the COVID-19 pandemic; (iii) potential regulatory actions to close our facilities or limit our ability to evict delinquent customers; (iv) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (v) tenant defaults; (vi) the effect of the recent credit and financial market conditions; (vii) our failure to maintain our status as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”); (viii) the economic health of our customers; (ix) the health of our officers and directors; (x) increases in operating costs; (xi) casualties to our properties not covered by insurance; (xii) the availability and cost of capital; (xiii) increases in interest rates and its effect on our stock price; (xiv) security breaches, including ransomware, or a failure of our networks, systems or technology which could adversely impact our operations or our business, customer and employee relationships or result in fraudulent payments; (xv) the impact of inflation; and (xvi) other factors discussed under the heading Item 1A, “Risk Factors.” In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

The Company

PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, industrial-flex and low-rise suburban office space. As of December 31, 2021, PSB owned and operated 27.7 million rentable square feet of commercial space, comprising 97 business parks and 666 buildings located in California, Texas, Virginia, Florida, Maryland, and Washington. PSB’s properties are primarily located in major coastal markets that have experienced long-term economic growth. PSB also held a controlling interest in the following joint venture arrangements, both located in Tysons, Virginia: a 95.0% interest in Highgate at the Mile, a 395-unit multifamily apartment complex, and a 98.2% interest in Brentford at the Mile, a 411-unit multifamily apartment complex development. PSB manages 0.3 million rentable square feet on behalf of Public Storage (“PS”).

Substantially all of PSB’s assets are held, and its business is conducted, through PS Business Parks, L.P. (the “OP”), a California limited partnership. As of December 31, 2021, PSB owned 79.1% of the common partnership units of the OP. The remaining common partnership units are owned by PS. PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PS also owns 7.2 million shares of common stock and would own 41.4% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for common stock.

Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the OP and our consolidated joint ventures.

History of the Company: Effective May 19, 2021, following approval by its common and preferred stockholders, PSB reincorporated from the state of California to the state of Maryland. The Company was originally formed in 1990 as a California corporation. Through a series of transactions between January 1997 and March 1998, the Company was renamed “PS Business Parks, Inc.” and became a publicly held, fully integrated, self-advised and self-managed REIT having interests in commercial real estate held through our OP.

Principal Business Activities

We are a commercial property landlord, with 97 business parks consisting of multi-tenant industrial, industrial-flex and low-rise suburban office space. The Company owns 19.3 million square feet of industrial space that is primarily configured as warehouse space with ample dock access. We own 5.5 million square feet of industrial-flex space, representing industrial buildings that are configured with a combination of warehouse and low-rise suburban office space that can be designed to fit a wide variety of use types. The warehouse component of the industrial-flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution, and research and development activities. The office component of industrial-flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. In addition, the Company owns 2.9 million square feet of low-rise suburban office space, generally either in business parks that combine office buildings with industrial and/or industrial-flex buildings or in submarkets where the market demand is more office focused.

We generally seek to own and operate multi-tenant buildings in multi-building business parks which accommodate various businesses and uses. Our business parks average 14 buildings and 0.8 million rentable square feet per park, located on parcels of various sizes, ranging from 1 to 49 buildings and 12,000 to 3.5 million square feet of rentable space. Parking at most of our parks is open but in some instances is covered. The ratio of parking spaces to rentable square feet generally ranges from two to six per thousand square feet depending upon the use of the property and its location. Low-rise suburban office space generally requires a greater parking ratio than most industrial uses.

The customer base for our facilities is diverse. For certain operational performance metrics, we bifurcate our facilities into those with average unit sizes over 5,000 square feet and those with average unit sizes under 5,000 square feet given that the nature of the customer base and use types differ between the two, which can result in varying performance. Approximately 33.5% of in-place rents as of December 31, 2021 were derived from customers at properties with average unit sizes under 5,000 square feet. The remaining 66.5% of in-place rents came from customers at properties with average unit sizes over 5,000 square feet. The Company also has several customers that lease space in multiple buildings and locations. As of December 31, 2021, the U.S. Government is the largest customer with 17 separate leases encompassing approximately 465,000 square feet and 2.8% of the Company’s annualized rental income.

We operate in six states and we may expand our operations to other states or reduce the number of states in which we operate. Properties are acquired for both income and capital appreciation potential, and we place no limitation on the amount that can be invested in any specific property.

See “Objectives and Strategies” below for further information.

Our principal executive offices are located at 701 Western Avenue, Glendale, California 91201-2349, and our telephone number is (818) 244-8080. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to the foregoing reports, are available, free of charge, through our corporate website at www.psbusinessparks.com, as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (the “SEC”). The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Recent Company Developments

Acquisition of Real Estate Facilities: On November 18, 2021, the Company acquired a multi-tenant industrial business park comprising approximately 141,000 rentable square feet in Plano, Texas, for a total purchase price of $25.6 million, inclusive of capitalized transaction costs.

On September 1, 2021, the Company acquired a multi-tenant industrial business park comprising approximately 718,000 rentable square feet in Grapevine, Texas, for a total purchase price of $123.3 million, inclusive of capitalized transaction costs.

Development of Real Estate Facilities: In certain instances, we may seek to redevelop our existing real estate or develop new buildings on excess land parcels.

During 2021, we completed the development of an 83,000 square foot shallow-bay industrial building on an excess land parcel at our Freeport Business Park located in Irving, Texas for total development costs of $8.1 million. The asset was placed into service on March 1, 2021 and accordingly was reflected under real estate facilities, at cost on our consolidated balance sheets at December 31, 2021.

As of December 31, 2021, we were in the process of developing an approximately 83,000 square foot multi-tenant industrial building at our 212 Business Park located in Kent, Washington. As of December 31, 2021, $2.2 million of the estimated $15.4 million total development costs had been incurred and was reflected under land and building held for development, net on our consolidated balance sheets. This construction project is scheduled to be completed in the fourth quarter of 2022.

As of December 31, 2021, we were in the process of developing an approximately 17,000 square foot multi-tenant industrial building at our Boca Commerce Park, located in Boca Raton, Florida. As of December 31, 2021, $1.1 million of the estimated $4.0 million total development costs had been incurred and was reflected under land and building held for development, net on our consolidated balance sheets. This construction project is scheduled to be completed in the fourth quarter of 2022.

Development of Multifamily Real Estate

The Mile is an office and multifamily park we own which sits on 44.5 contiguous acres of land located in Tysons, Virginia. The park consists of 628,000 square feet of office space and a 395-unit multifamily apartment community we developed, Highgate at The Mile, which we completed in 2017 through a joint venture with a local developer and multifamily operator (the “JV Partner”). In 2019, we successfully rezoned The Mile allowing us to develop, at our election, up to 3,000 additional multifamily units and approximately 500,000 square feet of other commercial uses.

In August 2020, the Company entered into a new joint venture with the JV Partner (the “Brentford Joint Venture”) for the purpose of developing a second multifamily property, Brentford at The Mile, a planned 411-unit multifamily apartment complex. Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed a parcel of land to the Brentford Joint Venture (the “Brentford Parcel”) at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.1 million as of December 31, 2021.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of December 31, 2021, the development cost incurred was $54.8 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.1 million cost basis in the Brentford Parcel.

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

Sale of Real Estate Facilities

On December 30, 2021, the Company sold a 53,000 square foot industrial building located in Beltsville, Maryland, for net sale proceeds of $4.5 million, which resulted in a gain on sale of $3.2 million.

On December 29, 2021, the Company sold a 70,000 square foot industrial-flex building located in Irving, Texas, for net sale proceeds of $8.8 million, which resulted in a gain on sale of $6.3 million.

On October 19, 2021, the Company sold a 371,000 square foot industrial-flex business park located in San Diego, California, for net sale proceeds of $311.1 million, which resulted in a gain on sale of $301.3 million.

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

During 2021, the Company reclassified the foregoing assets as properties held for sale, net, in the consolidated balance sheet as of December 31, 2021.

Tax and Corporate Structure

For all periods presented herein, we have elected REIT status under the Code. For each taxable year in which we qualify for taxation as a REIT, we generally will not be subject to U.S. federal corporate income tax on our “REIT taxable income” (generally, taxable income subject to specified adjustments, including a deduction for dividends paid and excluding our net capital gain) that is distributed to our stockholders. We believe we have met these requirements in all periods presented herein, and we expect to continue to qualify as a REIT.

PSB is structured as an umbrella partnership REIT (“UPREIT”), with substantially all of our activities conducted through the OP. We acquired interests in certain properties from PS during PSB’s initial formation in exchange for operating partnership units, which allowed PS to defer the recognition of a tax gain on the contributed properties.

We are the sole general partner of the OP, which has equity in the form of common partnership units and preferred partnership units. As of December 31, 2021, we owned 79.1% of the common partnership units of the OP and 100% of the preferred partnership units. The remainder of the common partnership units are owned by PS. The common units owned by PS may be redeemed, subject to certain limitations, for shares of our common stock on a one-for-one basis or, at our option, an equivalent value in cash.

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

Services Provided to and by PS

We manage industrial, office, and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees, and independent contractors. Management fee revenue derived from the PS Management Agreement totaled $0.3 million for each of the years ended December 31, 2021, 2020, and 2019. These amounts are included in “interest and other income” on our consolidated statements of income.

PS also provides property management services for the self-storage component of two assets owned by the Company. Management fee expenses under the contract were $0.1 million for each of the years ended December 31, 2021, 2020, and 2019. These amounts are included under “cost of operations” on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $1.4 million for the year ended December 31, 2021, and $1.2 million for each of the years ended December 31, 2020, and 2019 for costs paid on our behalf, while PS reimbursed us less than $0.1 million for costs we incurred on their behalf for each of the years ended December 31, 2021, 2020, and 2019.

Management

Stephen W. Wilson, Interim President and Chief Executive Officer (“CEO”), of the Company and Maria R. Hawthorne, Interim Chief Operating Officer (“COO”), are leading the Company’s senior management team while Dan M. Chandler, III, CEO is on a leave of absence. The Company’s senior management also includes: Adeel Khan, Executive Vice President and Chief Financial Officer; Trenton A. Groves, Senior Vice President and Chief Accounting Officer; Ryan Rhoads, Vice President, Operations Finance; Jerread Wright, Vice President, Information Technology; Patricia H. Park, Vice President, Human Resources; Coby A. Holley, Vice President, Real Estate; Christopher M. Auth, Divisional Vice President (Washington Metro Division); Stuart H. Hutchison, Divisional Vice President (Southern California and Pacific Northwest Divisions); Richard E. Scott, Divisional Vice President (Northern California Division); David A. Vicars, Divisional Vice President (Texas and Florida Divisions); and Patrick T. Whalen, Vice President, Construction & Facilities Management.

Competition

Our properties compete for tenants with comparable properties located in our markets primarily on the basis of location, rental rate, services provided and the design and condition of improvements. Competition in the market areas we operate in is significant and has from time to time negatively impacted occupancy levels and rental rates of, and increased the operating expenses of, certain of our properties. The demand for space in our markets is impacted by general economic conditions, which can affect the local competition for tenants. Sublease space and unleased developments have from time to time created competition among operators in certain markets in which the Company operates. Refer to “Management Discussion and Analysis—Analysis of Net Income” for a discussion of trends in our occupancy levels, rental rates, and operating expenses.

Objectives and Strategies

Our primary objective is to grow stockholder value in a risk appropriate and stable manner by maximizing net cash flow generated by our existing properties, as well as prudently seeking opportunities for growth through acquisitions and development with attractive risk-adjusted returns on invested capital.

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

Smaller tenants and diverse tenant base with shorter-term leases: By concentrating on smaller spaces, we seek to reach a large number of smaller tenants in the market. We believe this focus gives us a competitive edge as most institutional owners focus primarily on large users. Small users perceive more incremental value from the level of customer service that we offer. We also believe having smaller tenants improves our diversity of tenants across industries, which improves the stability of our cash flows. In addition, our lease term tends to be short, generally an average of three and a half years, which we believe allows us to quickly capture increases in market rents in our high-growth markets. At December 31, 2021, our average suite size was approximately 5,000 rentable square feet and we had only four customers – the U.S. Government, Amazon Inc., KZ Kitchen Cabinet & Stone, and Luminex Corporation – representing 1.0% or more of our annualized rental income.

Decentralized operating strategy: Our local management teams are extremely knowledgeable in their respective markets and are empowered, within a prescribed decision and metrics framework, to make many leasing and capital decisions in a manner which we believe maximizes the return on investment on lease transactions. We believe this decentralized approach allows us to be nimbler and more efficient in our decision making, and more effectively price and market our space, relative to a more centralized approach.

Superior Service to Customers: We seek to provide a superior level of service to our customers in order to maintain occupancy and increase rental rates, as well as minimize customer turnover. The Company’s property management offices are located on-site, helping the Company maintain its properties and providing customers with convenient access to management, while conveying a sense of quality, order, and security. We believe that our personnel are among the most experienced and effective real estate professionals in our markets. The Company has extensive experience in acquiring properties managed by others and thereafter improving customer satisfaction, occupancy levels, retention rates and rental income by implementing established customer service programs.

In addition, we seek to expand through acquisitions or development activities that generate attractive returns on invested capital, as follows:

Acquire facilities in targeted markets at prudent price levels: We have a disciplined capital allocation approach, seeking to purchase properties at prices that are not in excess of the cost to develop similar facilities (i.e. replacement cost), which we believe reduces our risk and maximizes long term returns. We seek generally to acquire in our existing markets, which we believe have favorable growth characteristics. We also believe acquiring in our existing markets leverages our operating efficiencies. We would consider expanding to additional markets with similar favorable characteristics of our existing markets if we could acquire sufficient scale.

Redevelop existing real estate facilities: Certain of our existing business parks were developed in or near areas that have been undergoing gentrification with an influx of residential development, and, as a result, certain buildings in our business parks may have higher and better uses. We will seek to identify potential candidates for redevelopment within our portfolio, and where appropriate will leverage the expertise and scale of existing operators and developers should we pursue redevelopment of any of our properties. For example, The Mile in Tysons, Virginia, we demolished an existing building and developed Highgate at The Mile, a 395-unit apartment building, with a joint venture partner. In 2019, we successfully rezoned the remainder of The Mile, allowing us to pursue the development of additional multifamily and mixed-use projects. In 2020, we demolished a vacant office building and began developing our second multifamily property, Brentford at The Mile, a planned 411-unit multifamily apartment complex with the same joint venture partner. There can be no assurance as to the level of additional redevelopment opportunities throughout our portfolio in the future.

Financing Strategy

Overview of financing strategy and sources of capital: As a REIT, we generally distribute all of our “REIT taxable income” to our stockholders each year, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investment purposes. As a result, in order to expand our asset base, access to capital is important.

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

Retained Operating Cash Flow: Although we are required to distribute to our stockholders at least 90% of our “REIT taxable income” each year, we have nonetheless been able to retain operating cash flow to the extent that our tax depreciation exceeds our capital expenditures. In recent years, we have retained $40 to $60 million in operating cash flow per year.

Perpetual Preferred Equity: We view preferred equity as an important source of capital over the long term. We have historically favored perpetual preferred equity as a source of capital due to the low dividend rate, when compared to non-seasoned preferred issuers, no refinancing risk and the dividend rate being fixed for life. In addition, the consequences of defaulting on required preferred distributions are less severe than with debt. However, rates and market conditions for the issuance of preferred securities can be volatile or inefficient from time to time. As of December 31, 2021, we have $755.0 million in preferred securities outstanding with an average coupon rate of 5.08%.

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

Credit Facility: We have a $400.0 million unsecured revolving line of credit (the “Credit Facility”), which we use from time to time as temporary financing, along with short-term bank loans when necessary, until we are able to replace it with longer-term capital. As of December 31, 2021, there was $32.0 million outstanding on our Credit Facility with an average borrowing rate of 0.8%. Subsequent to December 31, 2021, the Company repaid, in full, the balance outstanding as of December 31, 2021. We had no short-term bank loans.

Investments in Real Estate Facilities

As of December 31, 2021, the Company owned and operated 27.7 million rentable square feet comprising 97 business parks in six states compared to 27.7 million rentable square feet comprising 98 business parks in six states as of December 31, 2020. The Company also held a 95.0% interest in a 395-unit multifamily apartment complex and a 98.2% interest in a 411-unit multifamily apartment complex development as of both December 31, 2021 and 2020.

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

Compliance with Government Regulations

We are subject to various laws, ordinances, and regulations, including various federal, state, and local regulations that apply generally to the ownership of real property and the operation of such properties. These include various laws and government regulations concerning environmental matters, labor matters and employee safety and health matters. Refer to Item 1A, “Risk Factors” below for a discussion of certain risks related to such government regulations, including risks related to compliance with (i) the Americans with Disabilities Act and with related regulations, (ii) laws and regulations adopted in response to the COVID-19 pandemic and similar public health emergencies, government, (iii) federal or state privacy laws, including the California Consumer Privacy Act (“CCPA”), (iv) environmental remediation requirements, and (v) laws and regulations relating to real property ownership, including property taxes and zoning changes or violations. Except for regulations discussed therein, we are not aware of any government regulations that have resulted or that we expect will result in compliance costs that had or will have a material effect on our capital expenditures, earnings, or competitive position.

We are committed to a long-term environmental stewardship program that reduces emissions of hazardous materials into the environment and the remediation of identified existing environmental concerns, including environmentally-friendly capital initiatives, and building and operating properties with a high structural resilience and low obsolescence. We accrue environmental assessments and estimated remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities, which individually or in the aggregate would be material to our overall business, financial condition, or results of operations. Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of material into the environment, has not had any material effect upon the capital expenditures, earnings, or competitive position of the Company.

Human Capital Management

The Company’s human capital management objectives are to attract, retain, and develop the highest quality talent. To support these objectives, the Company develops its employees to prepare them for critical roles and leadership positions for the future and fosters a team-oriented culture aimed at making the workplace more engaging and inclusive. The Company works to acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce that is empowered to make thoughtful decisions, eager to collaborate, and motivated to provide an elevated level of service to our customers. The Company employed 156 people as of December 31, 2021, comprised primarily of personnel engaged in property operations. Our Nominating/Corporate Governance Committee oversees our sustainability efforts, including our environmental, social, and governance initiatives.

Diversity and Inclusion: At PSB, we strive to create a diverse and inclusive environment where all employees feel valued, included, and excited to be part of our team. For example, we strive to include a subset of diverse candidates as we seek to fill open positions. With team members from all different races, backgrounds, and life experiences, we celebrate inclusion and value the diversity each person brings to PSB. Our employee population is approximately 50% female, with 35% in a supervisory role, and approximately 44% have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races, with 27% in a supervisory role. Our workforce also has generational diversity: 39% millennials (aged 27-39), 47% generation X (aged 40-60), and 8% baby boomers (aged 61-78).

Compensation Policies: PSB believes in aligning employee compensation with our short- and long-term performance goals and to provide compensation and incentives needed to attract, motivate, and retain employees who are crucial to our success. We tailor our compensation programs to each employee group to ensure competitiveness in the market and to drive employee engagement. The Company provides the opportunity for employees to own a part of the Company through equity grants for senior members of our team, with nearly 57% of our exempt employees having received equity grants in the form of restricted stock units or stock option awards.

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

Supporting Our Employees During the COVID-19 Pandemic: The COVID-19 pandemic brought varying challenges to each of our team members. We took a multipronged approach in providing resources, tools and added protocols that focused on the safety of employees and their families while still allowing us to support the customers we serve during these unprecedented times. For example, our field operations and business park protocols were quickly modified to ensure a safe workspace. Additionally, we had a swift transition to work-from-home for our entire workforce, where applicable, by utilizing various existing technology platforms and implementing modern technologies necessary to accommodate the situation. We provided additional incentive pay for certain personnel.

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

Communication and Engagement: Given the geographically dispersed nature of our business, it is important for us to ensure that employees feel they are informed and included. We communicate through various channels, such as monthly meetings, frequent email and collaboration communications, updates from corporate, company intranet postings, engagement surveys and newsletters. Employee engagement is instrumental in understanding the effectiveness of our strategies, thus we conduct various engagement surveys through the year to help us measure commitment, motivation and engagement, as well as gain employee feedback that helps us improve operational success through employee satisfaction and efficiency.

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

Since our business consists primarily of acquiring, developing, and operating real estate, we are subject to risks related to the ownership and operation of real estate that can adversely impact our business and financial condition. Certain significant costs, such as mortgage payments, real estate taxes, insurance, and maintenance, generally are not reduced even when a property’s rental income is reduced. In addition, environmental and tax laws, interest rate levels, the availability of financing and other factors may affect real estate values and property income. Furthermore, the supply of commercial space fluctuates with market conditions.

Since we derive substantially all our income from real estate operations, we are subject to the following general risks of acquiring and owning real estate related assets that could result in reduced revenues, increased expenses, increased capital expenditures, or increased borrowings, which could negatively impact our operating results, cash flow available for distribution or reinvestment and our stock price:

•changes in the national, state, and local economic climate and real estate conditions, such as oversupply or reduced demand for commercial real estate space and changes in market rental rates;

•how prospective tenants perceive the attractiveness, convenience, and safety of our properties;

•difficulties in consummating and financing acquisitions and developments on advantageous terms and the failure of acquisitions and developments to perform as expected;

•our ability to provide adequate management, maintenance, and insurance;

•natural disasters, such as earthquakes, fires, hurricanes, and floods, which could exceed the aggregate limits of our insurance coverage;

•the consequences of changes in climate, including severe weather events, and the steps taken to prevent climate change, could result in increased capital expenditures and expenses

•the expense of periodically renovating, repairing, and re-letting spaces;

•the impact of environmental protection laws;

•compliance with federal, state, and local laws and regulations;

•increasing operating and maintenance costs, including property taxes, insurance, and utilities, if these increased costs cannot be passed through to customers;

•the result of a future California statewide ballot initiative (or similar legislative or regulatory actions) that could remove the property tax protections of Proposition 13 with respect to our California real estate and result in substantial increases in our California property tax bills;

•adverse changes in tax, real estate and zoning (particularly the rezoning of areas where our properties are located) laws and regulations;

•increasing competition from other commercial properties in our market;

•tenant defaults and bankruptcies;

•tenants’ right to sublease space; and

•concentration of properties leased to non-rated private companies with uncertain financial strength.

There is significant competition among commercial property operators: Other commercial properties compete with our properties for tenants. Some of the competing properties may be newer and better located than our properties. Competition in the market areas in which many of our properties are located is significant and has affected our occupancy levels, rental rates, and operating expenses. We also expect that new properties will be built in our markets. In addition, we compete with other buyers, some of which are larger than us, for attractive commercial properties. Therefore, we may not be able to grow as rapidly as we would like.

We may encounter significant delays and expense in re-letting vacant space, or we may not be able to re-let space at existing rates, in each case resulting in losses of income: When leases expire, we may incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide customers with the right to terminate early if they pay a fee. As of December 31, 2021, excluding assets held for sale, 2,105 leases, representing 5.8 million, or 22.5%, of the leased square footage of our total portfolio, or 21.9% of annualized rental income, are scheduled to expire in 2022. While we have estimated our cost of renewing leases that expire in 2022, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, our operating results, cash available for distribution or reinvestment and stock price could be negatively impacted.

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

Natural disasters or terrorist attacks could cause damage to our facilities that is not covered by insurance, and could increase costs, reduce revenues, and otherwise impair our operating results: While we maintain insurance coverage for the losses caused by earthquakes, fire, or hurricanes, we could suffer uninsured losses or losses in excess of our insurance policy limits for such occurrences. Approximately 39.4% of our properties are located in California and are generally in areas that are subject to risks of earthquake-related damage. In the event of an earthquake, fire, hurricane, or other natural disaster, we would remain liable on any mortgage debt or other unsatisfied obligations related to that property. In addition, we may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be available or cost-effective. Significant natural disasters, terrorist attacks, threats of future terrorist attacks, or resulting wider armed conflict could have negative impacts on the U.S. economy, reducing demand for our rental space and impairing our operating results, even if our specific losses were covered. This could negatively affect our operating results, cash available for distribution or reinvestment and stock price.

Consequences of climate change, including severe weather events, and the steps taken to prevent climate change, could result in increased capital expenditures, increased expenses, and reduced revenues: Direct and indirect impacts of climate change, such as increased destructive weather events, floods, fires, and droughts could result in significant damage to our facilities, increase our costs, including our property insurance costs, or reduce demand for our facilities. Governmental, political, and societal pressure could (i) require costly changes to future newly developed facilities, or require retrofitting of our existing facilities, to reduce carbon emissions through multiple avenues including changes to insulation, space configuration, lighting, heating, and air conditioning, and (ii) increase energy costs as a result of switching to less carbon-intensive, but more expensive, sources of energy to operate our facilities.

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

We may be adversely affected by changes in laws and regulations: Increases in income and service taxes may reduce our cash flow and ability to make expected distributions to our stockholders. Additionally, any changes in the tax law applicable to REITs may adversely affect taxation of us and/or our stockholders. Our properties are also subject to various federal, state, and local regulatory requirements, such as state and local fire and safety codes, that may be changed in ways that require significant costs to maintain compliance. Our properties are subject to state and local zoning requirements. We are and in the future we may be subject to government initiatives to change the zoning requirements in places where our properties are located, and if such efforts are successful, the value of impacted properties may be materially reduced. There is no assurance that we will be compensated for economic losses in these cases.

We may incur significant environmental remediation costs: As an owner and operator of real properties, under various federal, state, and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner or buyer knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, whether from environmental or microbial issues, also may adversely affect our ability to sell, lease, operate, or encumber our facilities.

We have conducted preliminary environmental assessments of most of our properties (and conduct these assessments in connection with property acquisitions) to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (including soil or groundwater sampling or analysis if appropriate), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, our operations and recent property acquisitions, we have become aware that prior operations or activities at some properties or from nearby locations have or may have resulted in contamination to the soil or groundwater at these properties. In circumstances where our environmental assessments disclose potential or actual contamination, we may attempt to obtain indemnifications and, in appropriate circumstances, we obtain limited environmental insurance in connection with the properties acquired, but we cannot assure you that such protections will be sufficient to cover actual future liabilities nor that our assessments have identified all such risks. Although we cannot provide any assurance, based on the preliminary environmental assessments, we are not aware of any environmental contamination of our facilities material to our overall business, financial condition, or results of operations.

There has been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage. When we receive a complaint concerning moisture infiltration, condensation, or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We seek to work proactively with our customers to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims. However, we can give no assurance that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

Any such environmental remediation costs or issues, including any potential ongoing impacts on rent or operating expenses, could negatively impact our operating results, cash flow available for distribution or reinvestment and our stock price.

Operating costs, including property taxes, could increase: We could be subject to increases in insurance premiums, property or other taxes, repair and maintenance costs, payroll, utility costs, workers compensation, and other operating expenses due to numerous factors such as inflation, labor shortages, commodity and energy price increases, weather, changes to governmental safety and real estate use limitations, as well as other governmental actions. Our property tax expense, which totaled $48.8 million during the year ended December 31, 2021, generally depends upon the assessed value of our real estate facilities as determined by assessors and government agencies, and accordingly could be subject to substantial increases if such agencies changed their valuation approaches or opinions or if new laws are enacted, especially if new approaches are adopted or laws are enacted that result in increased property tax assessments in states or municipalities where we have a high concentration of facilities.

We have exposure to increased property tax in California: Approximately $142.9 million of our 2021 net operating income is from our properties in California, and we incurred approximately $17.0 million in related property tax expense. Due to the impact of Proposition 13, which generally limits increases in assessed values to 2% per year, the assessed value and resulting property tax we pay is significantly less than it would be if the properties were assessed at current values. Our property tax expense could increase substantially, which would adversely affect our cash flow from operations and net income.

We must comply with the Americans with Disabilities Act, fire and safety regulations and zoning requirements, which can require significant expenditures: All of our properties must comply with the Americans with Disabilities Act and with related regulations (the “ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could lead to government imposed fines on us and/or litigation, which could also involve an award of damages to individuals affected by the non-compliance. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, zoning requirements and other land use regulations, all of which are subject to change and could become more costly to comply with in the future. The cost of compliance with these requirements can be substantial, and could reduce cash otherwise available for distribution to stockholders. Failure to comply with these requirements could also affect the marketability and rentability of our real estate facilities.

We incur liability from customer and employment-related claims: From time to time we have to make monetary settlements or defend actions or arbitration to resolve customer or employment-related claims and disputes. Settling any such liabilities could negatively impact our earnings and cash available for distribution to stockholders, and could also adversely affect our ability to sell, lease, operate, or encumber affected facilities.

Our development of real estate can subject us to certain risks: We are engaged in significant real estate development. For example, as of December 31, 2021, we have a 98.2% interest in a 411-unit multifamily apartment complex development and in 2019 we successfully rezoned the remainder of The Mile and are able to pursue the development of additional multifamily and mixed use projects. We are also considering the potential redevelopment of other facilities in our portfolio. Development or redevelopment of facilities are subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, failures of our development partners, financing risks, and the possible inability to meet expected occupancy and rent levels. In addition, we do not have experience in multifamily development and are relying to some degree on the experience of our joint venture partner. As a result of these risks, our development projects may be worth less or may generate less revenue than we believed at the time of development. Any of the foregoing risks could negatively impact our operating results, cash flow available for distribution or reinvestment and our stock price. In addition, we may be unable to successfully integrate and effectively manage the properties we develop, which could adversely affect our results of operations.

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

•risk that future waves of infection, including those resulting from new variants, such as Delta or Omicron, or from additional pandemics, could result in new or reinstituted government restrictions or requirements;

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

We believe that the degree to which the COVID-19 pandemic adversely impacts our business, operating results, cash flows and/or financial condition will be driven primarily by the duration, spread and severity of the pandemic itself, the speed and effectiveness of vaccine and treatment developments and distribution, including against variants such as the Delta and Omicron variants, public adoption rates of vaccines, including booster shots, the duration of indirect economic impacts such as recession, dislocation in capital markets, and job loss, and potential longer term changes in consumer behavior, all of which are uncertain and difficult to predict. As a result, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Future pandemics or public health crises could have similar impacts.

Economic conditions can adversely affect our business, financial condition, growth, and access to capital.

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

Commercial credit markets: Our results of operations and share price are sensitive to volatility in the credit markets. From time to time, the commercial real estate debt markets experience volatility as a result of numerous factors, including changing underwriting standards by lenders and credit rating agencies. This may result in lenders increasing the cost for debt financing, which could affect the economic viability of any acquisition or development activities we may undertake or otherwise increase our costs of borrowing. Conversely, to the extent that debt becomes cheaper or underwriting terms become more favorable, it could increase the overall amount of capital being invested in real estate, allowing more competitors to bid for facilities that we may wish to acquire, reducing the potential yield from acquisitions or preventing us from acquiring assets we might otherwise wish to acquire.

Capital markets: The issuance of perpetual preferred securities historically has been a significant source of capital to grow our business, and we have considered issuing unsecured debt publicly or in private transactions. We also consider issuance of our common equity a potential source of capital. Our ability to access these sources of capital can be adversely affected by challenging market conditions, which can increase the cost of issuance of preferred equity and debt, and reduce the value of our common stock, making such sources of capital less attractive or not feasible. We believe that we have sufficient working capital and capacity under our credit facilities and our retained cash flow from operations to continue to operate our business as usual and meet our current obligations. However, if we were unable to issue public equity or borrow at reasonable rates, that could limit the earnings growth that might otherwise result from the acquisition and development of real estate facilities.

Asset valuations: Market volatility makes the valuation of our properties difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties, which could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings. Reductions in the value of our assets could result in a reduction in the value of our common stock.

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

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding Credit Facility.

In July 2017, the Financial Conduct Authority (“FCA”), which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for U.S. dollar LIBOR (“USD LIBOR”) in derivatives and other financial contracts. Subsequently, in November 2020, the Intercontinental Exchange Benchmark Administration Limited, the administrator of LIBOR, announced that it would consult on its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings, including overnight, 1-month, 3-month, 6-month and 12-month, immediately following the LIBOR publication on June 30, 2023.

We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have one agreement that is indexed to LIBOR and are evaluating transitioning the agreement to either reference the Secured Overnight Financing Rate or an alternative rate in preparation for the discontinuation of LIBOR, but it is possible that these changes may have an adverse impact on our financing costs as compared to LIBOR in the long term. It is also possible that transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.

There continue to be many uncertainties regarding a transition from LIBOR. Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.

The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.

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

Acquired properties are subject to property tax reappraisals, which occur following the acquisition and can be difficult to estimate: Facilities that we acquire are subject to property tax reappraisal, which can substantially increase ongoing property taxes. The reappraisal process is subject to a significant degree of uncertainty because it involves the judgment of governmental agencies regarding real estate values and other factors. In connection with underwriting future or recent acquisitions of properties, if our estimates of property taxes following reappraisal are too low, we may not realize anticipated earnings from an acquisition.

We are subject to laws and governmental regulations and actions that affect our operating results and financial condition.

Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies including those applicable to our status as a REIT, and those imposed by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the New York Stock Exchange (the “NYSE”), as well as applicable local, state, and national labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance and restatement of our financial statements and could also affect the marketability of our real estate facilities.

In response to current economic conditions or the current political environment or otherwise, laws and regulations could be implemented or changed in ways that adversely affect our operating results and financial condition, such as legislation that could otherwise increase operating costs. Such changes could also adversely affect the operations of our customers, which could affect the price and demand for our space as well as our customers’ ability to pay their rent. For example, on November 3, 2020, Californians passed a ballot measure that creates the California Privacy Rights Act (“CPRA.”) The CPRA amends and expands the California Consumer Privacy Act (“CCPA,”) which went into effect on January 1, 2020. The CPRA, which goes into effect on January 1, 2023, provides new rights and amends existing rights found in the CCPA. It also creates a new privacy enforcement authority, the California Privacy Protection Agency (“CalPPA.”) The CPRA grants the Attorney General and the CalPPA the authority to issue regulations on a wide range of topics. It therefore remains unclear what, if any, modifications will be made to the CPRA or how it will be interpreted. While we believe we have developed processes to comply with current privacy requirements, a regulatory agency may not agree with certain of our implementation decisions, which could subject us to litigation, regulatory actions or changes to our business practices that could increase costs or reduce revenues. Other states have also considered or are considering privacy laws similar to those passed in California. Similar laws may be implemented in other jurisdictions that we do business in and in ways that may be more restrictive than those in California, increasing the cost of compliance, as well as the risk of noncompliance, on our business.

Management transition issues or ineffective succession planning for our CEO and executive management, as well as for our other key employees, may impact the execution of the Company’s strategic plan.

Our CEO is currently on leave and there can be no assurance as to when or if he will return. We have appointed an Interim CEO and Interim Chief Operating Officer to serve during this leave of absence. To the extent this transition to our interim officers, or similar future transitions, are not handled appropriately, the execution of our strategic plan may be impacted. Similarly, if we do not effectively or appropriately identify ready-now succession candidates for CEO and executive management team, this may negatively impact the Company’s ability to meet key strategic goals. Failure to implement a succession plan for other key employees may leave the Company vulnerable to retirements and turnover.

We rely on technology in our operations and failures, inadequacies or interruptions to our service could harm our business.

The execution of our business strategy is heavily dependent on the use of technologies and systems, including the Internet, to access, store, transmit, deliver, and manage information and processes. We rely extensively on third-party vendors to retain data, process transactions, and provide other systems services. The failure, damage, or interruption of these systems, including as a result of power outages, computer and telecommunications failures, hackers, computer worms, viruses and other destructive or disruptive security breaches, natural disasters, terrorist attacks, and other catastrophic events could significantly and have a material adverse effect on our business.

If our confidential information is compromised or corrupted, including as a result of a cybersecurity breach, our reputation and business relationships could be damaged, which could adversely affect our financial condition and operating results.

In the ordinary course of our business we acquire and store sensitive data, including personally identifiable information of our prospective and current customers and our employees. The secure processing and maintenance of this information is critical to our operations and business strategy. Although we believe we have taken commercially reasonable steps to protect the security of our confidential information, information security risks have generally increased in recent years due to the rise in modern technologies and the increased sophistication and activities of perpetrators of cyberattacks. Despite our security measures, we have experienced security breaches due to cyberattacks and additional breaches could occur in the future. In these cases, our information technology and infrastructure could be vulnerable and our or our customers’ or employees’ confidential information could be compromised or misappropriated. Any such breach could result in serious and harmful consequences for us or our customers.

Our confidential information may also be compromised due to programming or human error or malfeasance. We must continually evaluate and adapt our systems and processes to address the evolving threat landscape, and therefore there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business from multiple regulatory agencies at the local, state, federal, or international level, compliance with those requirement could also result in additional costs, or we could fail to comply with those requirements due to several reasons such as not being aware of them.

Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, any of which could adversely affect our results of operations, reputation, and competitive position. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing our facilities. Such events could lead to lost future revenues and adversely affect our results of operations and could result in remedial and other costs, fines, or lawsuits, which could be in excess of any available insurance that we have procured.

Risks Related to Our Ownership, Organization and Structure

We would incur adverse tax consequences if we failed to qualify as a REIT and we would have to pay substantial U.S. federal corporate income taxes.

REITs are subject to a range of complex organizational and operational requirements. A qualifying REIT does not generally incur U.S. federal corporate income tax on its “REIT taxable income” (generally, taxable income subject to specified adjustments, including a deduction for dividends paid and excluding net capital gain) that it distributes to its stockholders. We believe we have qualified as a REIT and we intend to continue to maintain our REIT status.

However, there can be no assurance that we qualify or will continue to qualify as a REIT, because of the highly technical nature of the REIT rules, the ongoing importance of factual determinations, the possibility of unidentified issues in prior periods, or changes in our circumstances, as well as share ownership limits in our articles of incorporation that do not necessarily ensure that our stockholder base is sufficiently diverse for us to qualify as a REIT. For any year we fail to qualify as a REIT, unless certain relief provisions apply (the granting of such relief could nonetheless result in significant excise or penalty taxes), we would not be allowed a deduction for dividends paid, we would be subject to U.S. federal corporate income tax on our taxable income, and generally we would not be allowed to elect REIT status until the fifth year after such a disqualification. Any taxes, interest, and penalties incurred would reduce our cash available for distributions to stockholders and could negatively affect our stock price. However, for years in which we failed to qualify as a REIT, we would not be subject to REIT rules that require us to distribute substantially all of our taxable income to our stockholders.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, and local taxes, including payroll taxes, taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, a 100% excise tax on any transactions with a Taxable REIT Subsidiary (“TRS”) that are not conducted on an arm’s-length basis, and state or local income, franchise, property, and transfer taxes. Moreover, if we have net income from the sale of properties that are “dealer” properties (a “prohibited transaction” under the Code), that income will be subject to a 100% penalty tax. In addition, our TRSs will be subject to U.S. federal, state, and local corporate income taxes on their net taxable income, if any. Any of these taxes would reduce our cash available for distributions to stockholders and could negatively affect our stock price.

We may need to borrow funds to meet our REIT distribution requirements.

As a REIT, we are required to distribute at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to our stockholders each year. Our income consists primarily of our share of our OP’s income. We intend to make sufficient distributions to qualify as a REIT and otherwise avoid corporate tax. However, differences in timing between income and expenses and the need to make nondeductible expenditures such as capital improvements and principal payments on debt could force us to borrow funds to make necessary stockholder distributions. Future dividend levels are not determinable at this time.

Changes in tax laws could negatively impact us.

The United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations, and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations, or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us or our stockholders.

PS has significant influence over us.

As of December 31, 2021, PS owned 7.2 million shares of the Company’s common stock and 7.3 million common units of the OP (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.4% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at December 31, 2021. In addition, the PS Business Parks name and logo are owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice. Ronald L. Havner, Jr., the Company’s chairman, is also Chairman of Trustees of PS. Joseph D. Russell, Jr. is a director and former Chief Executive Officer of the Company and also President and Chief Executive Officer of PS. Kristy M. Pipes, an independent director of the Company, is also a trustee of PS and Gary E. Pruitt, an independent director of the Company, was also a trustee of PS until he retired from the Board of Trustees of PS in January 2021. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our stockholders, including electing directors, changing our articles of incorporation, dissolving, and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the OP. PS’s interest in such matters may differ from other stockholders. In addition, PS’s ownership may make it more difficult for another party to take over or acquire our Company without PS’s approval, even if favorable to our public stockholders.

Provisions in our organizational documents may prevent changes in control.

In certain circumstances, stockholders might desire a change of control or acquisition of us in order to realize a premium over the then-prevailing market price of our shares or for other reasons. However, current provisions of our articles of incorporation and the powers of our Board could prevent, deter, or delay such a transaction, including (1) restrictions on the acquisition of our shares, (2) the power to issue additional common stock, preferred stock or equity stock on terms approved by the Board without obtaining stockholder approval and (3) the advance notice provisions of our bylaws.

Our articles generally prohibit any person from owning more than 7% of our shares: Our articles of incorporation restrict the number of shares that may be owned by any “person,” and the partnership agreement of our OP contains an anti-takeover provision. No stockholder (other than PS and certain other specified stockholders) may own more than 7% of the outstanding shares of our common stock unless our Board of Directors of the Company (the “Board”) waives this limitation. We imposed this limitation to avoid, to the extent possible, a concentration of ownership that might jeopardize our ability to qualify as a REIT. This limitation, however, also makes a change of control much more difficult. These provisions will prevent future takeover attempts not supported by PS even if a majority of our public stockholders consider it to be in their best interests, such as to receive a premium for their shares over market value or for other reasons.

Our Board can set the terms of certain securities without stockholder approval: Our Board is authorized, without stockholder approval, to issue up to 50.0 million shares of preferred stock and up to 100.0 million shares of equity stock, in each case in one or more series. Our Board has the right to set the terms of each of these series of stock. Consequently, the Board could set the terms of a series of stock that could make it difficult for another party to take over our Company even if it might be favorable to our public stockholders. Our articles of incorporation also contain other provisions that could have the same effect. We can also cause our OP to issue additional interests for cash or in exchange for property.

The partnership agreement of our OP restricts our ability to enter into mergers: The partnership agreement of our OP generally provides that we may not merge or engage in a similar transaction unless either the limited partners of our OP are entitled to receive the same proportionate consideration as our stockholders, or 60% of the OP’s limited partners approve the merger. In addition, we may not consummate a merger unless the matter is approved by a vote of the OP’s partners, with our interests in the OP voted in proportion to the manner in which our stockholders voted to approve the merger. These provisions have the effect of increasing PS’s influence over us due to PS’s ownership of operating partnership units. These provisions may make it more difficult for us to merge with another entity.

The interests of limited partners of our OP may conflict with the interests of our common stockholders.

Limited partners of our OP, including PS, have the right to vote on certain changes to the partnership agreement. They may vote in a way that is against the interests of our stockholders. Also, as general partner of our OP, we are required to protect the interests of the limited partners of the OP. The interests of the limited partners and of our stockholders may differ.

We depend on external sources of capital to grow our Company.

As a REIT, we are required to distribute at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to our stockholders each year. Because of this distribution requirement, we may not be able to fund future capital needs, including any necessary building and tenant improvements, from operating cash flow. Consequently, we may need to rely on third-party sources of capital to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our current and expected future earnings, our cash flow, and the market price per share of our common stock. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy any debt service obligations, or make cash distributions to stockholders.

Risks Related to Our Preferred Stock

Holders of depositary shares, each representing 1/1,000 of a share of our outstanding preferred stock, have dividend, liquidation and other rights that are senior to the rights of the holders of shares of our common stock.

Holders of our shares of preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock. Upon liquidation, before any payment is made to holders of our common stock, shares of our preferred stock are entitled to receive a liquidation preference of $25,000 per share (or $25.00 per depositary share) plus any accrued and unpaid distributions before any payment is made to the common stockholders. These preferences may limit the amount received by our common stockholders for ongoing distributions or upon liquidation. In addition, our preferred stockholders have the right to elect two additional directors to our Board whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

Preferred Stockholders are subject to certain risks.

Holders of our preferred stock have preference rights over our common stockholders with respect to liquidation and distributions, which give them some assurance of continued payment of their stated dividend rate, and receipt of their principal upon liquidation of the Company or redemption of their securities. However, holders of our preferred stock should consider the following risks:

•The Company has in the past, and could in the future, issue or assume additional debt. Preferred stockholders would be subordinated to the interest and principal payments of such debt, which would increase the risk that there would not be sufficient funds to pay distributions or liquidation amounts to the preferred stockholders.

•The Company has in the past, and could in the future, issue additional preferred stock that, while pari passu to the existing preferred stock, increases the risk that there would not be sufficient funds to pay distributions to the preferred stockholders.

•While the Company has no plans to do so, if the Company were to lose its REIT status or no longer elect REIT status, it would no longer be required to distribute its taxable income to maintain REIT status. If, in such a circumstance, the Company ceased paying dividends, unpaid distributions to the preferred stockholders would continue to accumulate. The preferred stockholders would have the ability to elect two additional members to serve on our Board until the arrearage was cured. The preferred stockholders would not receive any compensation (such as interest) for the delay in the receipt of distributions, and it is possible that the arrearage could accumulate indefinitely.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, we owned 97 business parks and 666 buildings in a geographically diverse portfolio of 27.7 million rentable square feet of commercial real estate which consists of 19.3 million square feet of industrial space, 5.5 million square feet of industrial-flex space, and 2.9 million square feet of low-rise suburban office space. The weighted average occupancy rate for these assets throughout 2021 was 93.7% and the realized rent per square foot was $16.53.

The following table reflects the geographical diversification of the 97 business parks owned by the Company as of December 31, 2021, the type of rentable square footage and the weighted average occupancy rates throughout 2021 (except as set forth below, all of the properties are held fee simple) (in thousands, except number of business parks):

						Weighted
	Number of					Average
	Business	Rentable Square Footage				Occupancy
Region	Parks	Industrial	Flex	Office	Total	Rate
Northern California	30	6,391	593	340	7,324	94.4%
Southern California	16	2,989	582	31	3,602	97.2%
Dallas (1)	13	2,242	793	—	3,035	89.5%
Austin	9	755	1,208	—	1,963	94.5%
Northern Virginia	18	1,810	1,242	1,726	4,778	92.4%
South Florida	3	3,728	126	12	3,866	97.3%
Seattle	3	1,052	270	28	1,350	94.7%
Suburban Maryland	4	341	—	751	1,092	92.1%
Total	96	19,308	4,814	2,888	27,010	94.3%
Assets held for sale	1	—	702	—	702	70.4%
Total	97	19,308	5,516	2,888	27,712	93.7%

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

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for portfolio information with respect to lease expirations and operating results in 2021, 2020, and 2019 by region and by type of rentable space.

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

Holders:

As of February 18, 2022, there were 251 holders of record of the common stock.

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

Issuer Repurchases of Equity Securities:

The Board has authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended December 31, 2021, there were no shares of the Company’s common stock repurchased. As of December 31, 2021, the Company has 1,614,721 shares available for repurchase under the program. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans:

Information related to the Company’s equity compensation plan is provided in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the selected financial data and the Company’s consolidated financial statements and notes thereto included in this Form 10-K. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP.”) The preparation of these financial statements in conformity with GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We base these estimates, judgments, and assumptions on historical experience, current trends, and various other factors that we believe to be reasonable under the circumstances.

We continually evaluate the estimates, judgments, and assumptions we use to prepare our consolidated financial statements. Changes in estimates, judgments, or assumptions could affect our financial position and our results of operations, which are used by our stockholders, potential investors, industry analysts, and lenders in their evaluation of our performance.

Critical Accounting Estimates:

Our critical accounting estimates are defined as accounting estimates or assumptions made in accordance with GAAP, which involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our significant accounting policies, which utilize these critical accounting estimates, are described in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K. Our critical accounting estimates are described below.

Recognition of real estate acquired: Generally, our acquisitions of real estate or in-substance real estate are accounted for as asset acquisitions and not business combinations because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings, and related intangible assets). The accounting model for asset acquisitions requires that the acquisition consideration (including acquisition costs) be allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. Any excess (deficit) of the consideration transferred relative to the sum of the fair value of the assets acquired and liabilities assumed is allocated to the individual assets and liabilities based on their relative fair values. We estimate the fair value of land, buildings, intangible assets, and intangible liabilities for purposes of allocating purchase price.

Such estimates, which are determined with the assistance of third-party valuation specialists where appropriate, are based upon many assumptions and judgments, including, but not limited to:

•market rates of return and capitalization rates on real estate and intangible assets;

•building and material cost levels;

•estimated market rent levels;

•future revenue growth rates;

•future cash flows from the real estate and the existing customer base, and

•comparisons of the acquired underlying land parcels to recent land transactions.

In calculating value for acquisitions completed during the year ended December 31, 2021, we used discount rates ranging from 5.5% and 6.0% and a capitalization rate of 5.0%. Others could come to materially different conclusions as to the estimated fair values, which could result in different depreciation and amortization expense, rental income, gains, and losses on sale of real estate assets, and real estate and intangible assets.

We completed acquisitions of two properties for a total purchase price of $148.9 million during the year ended December 31, 2021. These transactions were accounted for as asset acquisitions, and the purchase price of each was allocated based on the relative fair value of the asset acquired and liabilities assumed. Refer to the “Acquisitions” section of Note 3 – “Real estate facilities” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

Impairment of long-lived assets: For each reporting period, we review current activities and changes in the business conditions of all of our long-lived assets, including our rental properties, construction in progress, land held for development, right-of-use assets related to operating leases in which we are the lessee, and intangibles, to determine the existence of any triggering events or impairment indicators requiring an impairment analysis. If triggering events or impairment indicators are identified, we review an estimate of the future undiscounted cash flows, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.

Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. If an impairment loss is not required to be recognized, the recognition of depreciation or amortization is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the asset is expected to be held and used. We may also adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

Impairment of real estate assets classified as held for sale: A property is classified as held for sale when all of the accounting criteria for a plan of sale have been met. Upon classification as held for sale, we recognize an impairment charge, if necessary, to lower the carrying amount of the real estate asset to its estimated fair value less cost to sell. The determination of fair value can involve significant judgments and assumptions. We develop key assumptions based on the following available factors: (i) contractual sales price, (ii) preliminary non-binding letters of intent, or (iii) other available comparable market information. If this information is not available, we use estimated replacement costs or estimated cash flow projections that utilize estimated discount and capitalization rates. These estimates are subject to uncertainty and therefore require significant judgment by us. We review all assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to their estimated fair values less costs to sell. Subsequently, as a result of our quarterly assessment, we may recognize an incremental impairment charge for any decrease in the asset’s fair value less cost to sell. Conversely, we may recognize a gain for a subsequent increase in fair value less cost to sell, limited to the cumulative net loss previously recognized.

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

The evaluation for impairment and calculation of the carrying amount of a long-lived asset to be held and used involves consideration of factors and calculations that are different than the estimate of fair value of assets classified as held for sale. Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as held for sale.

Business Overview

The Company is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires, and develops commercial properties, primarily multi-tenant industrial, industrial-flex and low-rise suburban office space. As of December 31, 2021, the Company owned and operated 27.7 million rentable square feet of commercial space in six states consisting of 97 parks and 666 buildings. The Company’s properties are primarily located in major coastal markets that have experienced long-term economic growth. The Company also held a 95.0% interest in a joint venture entity which owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia, and a 98.2% interest in a joint venture formed to develop Brentford at The Mile, a planned 411-unit multifamily apartment complex also located in Tysons, Virginia. Our strong and conservative capital structure allows us the flexibility to use debt and equity capital prudently to fund our growth, which allows us to acquire properties we believe will create long-term value. From time to time we sell properties which no longer fit the Company’s strategic objectives.

Existing Real Estate Facilities: The operating results of our existing real estate facilities are substantially influenced by demand for rental space within our properties and our markets, which impacts occupancy, rental rates, and capital expenditure requirements. We strive to maintain high occupancy levels while increasing rental rates and minimizing capital expenditures when market conditions allow, although the Company may decrease rental rates in markets where conditions require. Management’s initiatives and strategies with respect to our existing real estate facilities, which include incentivizing our personnel to maximize the return on investment for each lease transaction and provide a superior level of service to our customers.

Acquisitions of Real Estate Facilities: We seek to grow our portfolio through acquisitions of facilities generally consistent with the Company’s focus on owning concentrated business parks with easy to configure space and in markets and product types with favorable long-term return potential.

On November 18, 2021, we acquired a multi-tenant industrial business park comprising approximately 141,000 rentable square feet in Plano, Texas, for a total purchase price of $25.6 million, inclusive of capitalized transaction costs. The park consists of 5 buildings and was 97.3% occupied at acquisition with suites ranging from 1,400 to 25,000 square feet.

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

On December 20, 2019, we acquired a multi-tenant industrial-flex business park comprising approximately 79,000 rentable square feet in Santa Clara, California, for a total purchase price of $16.8 million, inclusive of capitalized transaction costs. The park consists of nine buildings and was 95.6% occupied at acquisition with suites ranging from 200 to 3,500 square feet.

On September 5, 2019, we acquired a multi-tenant industrial business park comprising approximately 543,000 rentable square feet in Santa Fe Springs, California, for a total purchase price of $104.3 million, inclusive of capitalized transaction costs. The park consists of ten buildings and was 100.0% occupied at acquisition with suites ranging from 5,000 to 288,000 square feet.

On April 18, 2019, we acquired a multi-tenant industrial business park comprising approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million, inclusive of capitalized transaction costs. The park consists of eight buildings and was 98.4% occupied at acquisition with suites ranging from 1,200 to 8,000 square feet.

We continue to seek to acquire additional properties in our existing markets and generally in close proximity to our existing portfolio; however, there can be no assurance that we will acquire additional facilities that meet our risk-adjusted return and underwriting requirements.

Development or Redevelopment of Real Estate Facilities

In certain instances, we may seek to redevelop our existing real estate or develop new buildings on excess land parcels.

As of December 31, 2021, we were in the process of developing an approximately 83,000 square foot multi-tenant industrial building at our 212 Business Park located in Kent, Washington. As of December 31, 2021, $2.2 million of the estimated $15.4 million total development costs had been incurred and was reflected under land and building held for development, net on our consolidated balance sheets. This construction project is scheduled to be completed in the fourth quarter of 2022.

As of December 31, 2021, we were in the process of developing an approximately 17,000 square foot multi-tenant industrial building at our Boca Commerce Park, located in Boca Raton, Florida. As of December 31, 2021, $1.1 million of the estimated $4.0 million total development costs had been incurred and was reflected under land and building held for development, net on our consolidated balance sheets. This construction project is scheduled to be completed in the fourth quarter of 2022.

During 2021, we completed the development of an 83,000 square foot shallow-bay industrial building on an excess land parcel at our Freeport Business Park located in Irving, Texas for total development costs of $8.1 million. The asset was placed into service on March 1, 2021 and accordingly was reflected under real estate facilities, at cost on our consolidated balance sheets at December 31, 2021.

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

In August 2020, the Company entered into a new joint venture with the JV Partner for the purpose of developing a second multifamily property, Brentford at The Mile, a planned 411-unit multifamily apartment complex. Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed the Brentford Parcel at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.1 million as of December 31, 2021.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of December 31, 2021, the development cost incurred was $54.8 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.1 million cost basis in the Brentford Parcel. During the year ended December 31, 2020, the Company also recorded non-capitalizable demolition costs of $0.3 million in interest and other expense on our consolidated statements of income.

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

Sale of Real Estate Facilities: We may from time to time sell individual real estate facilities based on market conditions, fit with our existing portfolio, evaluation of long-term potential returns of markets or product types, or other reasons.

On December 30, 2021, we sold a 53,000 square foot industrial building located in Beltsville, Maryland, for net sale proceeds of $4.5 million, which resulted in a gain on sale of $3.2 million.

On December 29, 2021, we sold a 70,000 square foot industrial-flex building located in Irving, Texas, for net sale proceeds of $8.8 million, which resulted in a gain on sale of $6.3 million.

On October 19, 2021, we sold a 371,000 square foot industrial-flex business park located in San Diego, California, for net sale proceeds of $311.1 million, which resulted in a gain on sale of $301.3 million.

On September 17, 2021, we sold a 22,000 square foot industrial-flex building located in Irving, Texas, for net sale proceeds of $3.4 million, which resulted in a gain on sale of $2.9 million.

On July 16, 2021, we sold a 244,000 square foot office business park located in Herndon, Virginia, for net sale proceeds of $40.5 million, which resulted in a gain on sale of $27.0 million.

On June 17, 2021, we sold a 198,000 square foot office-oriented flex business park located in Chantilly, Virginia, for net sale proceeds of $32.6 million, which resulted in a gain on sale of $19.2 million. (Collectively the “2021 Assets Sold”).

During 2021, we reclassified above-mentioned assets as properties held for sale, net, in the consolidated balance sheet as of December 31, 2020.

On September 16, 2020, we sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net sale proceeds of $11.4 million, which resulted in a gain on sale of $7.7 million.

On January 7, 2020, we completed the sale of a single-tenant building totaling 113,000 square feet in Rockville, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million. (Collectively the “2020 Assets Sold”).

On October 8, 2019, we sold three business parks located in Rockville and Silver Springs, Maryland: Metro Park North, Meadow Business Park and WesTech Business Park. The parks, consisting of 28 buildings totaling approximately 1.3 million rentable square feet sold for net sale proceeds of $144.6 million, which resulted in a gain on sale of $16.6 million. (Collectively the “2019 Assets Sold”).

We have 702,000 rentable square feet of industrial-flex business park located in Irving, Texas, held for sale as of December 31, 2021 and expect to complete the sale of these assets during 2022. The operations of such facilities as well as the sold facilities mentioned above are presented below under “assets sold or held for sale.”

Certain Factors that May Impact Future Results

Impact of COVID-19 Pandemic: Starting in March 2020, the COVID-19 pandemic resulted in cessation, severe curtailment, or impairment of business activities in most sectors of the economy in all markets we operate in, due to governmental “stay at home” orders, risk mitigation procedures, and closure of businesses not considered to be “essential.” Since it remains unknown at this time how long the COVID-19 pandemic will continue, particularly given the impact of existing and potential future variants, we cannot estimate how long these negative economic impacts will persist.

Since the onset of the COVID-19 pandemic, the Company has entered into rent relief agreements consisting of $6.2 million of rent deferrals and $1.6 million of rent abatements. As of December 31, 2021, the 317 current customers that received rent relief account for 9.5% of rental income. Also as of December 31, 2021, the Company had collected $5.3 million of rent deferral repayment, representing 99.8% of the amounts scheduled to be repaid through December 2021. An additional $0.9 million of rent deferral repayment is scheduled to be repaid thereafter.

The Company also wrote off accounts receivable, net of recoveries and deferred rent receivables of $0.1 million and $0.3 million, respectively, for the year ended December 31, 2021, compared to $1.6 million and $3.1 million, respectively, for the year ended December 31, 2020. As of February 18, 2022, the Company had open rent relief requests from approximately less than 1% of customers.

Our ability to re-lease space as leases expire in a way that minimizes vacancy periods and maximizes market rental rates will depend upon market conditions in the specific submarkets in which each of our properties are located. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to grow or maintain existing occupancy levels, possible decreases in rental rates on new and renewal transactions, and the potential negative effect of additional rent deferrals, rent abatements, and customer defaults, we believe in some instances the COVID-19 pandemic may continue to have adverse effects on rental income for 2022 and possibly beyond.

Impact of Inflation: Inflation has significantly increased recently and a continued increase in inflation could adversely impact our future results. The Company continues to seek ways to mitigate its potential impact. A substantial portion of the Company’s leases require customers to pay operating expenses, including real estate taxes, utilities, and insurance, as well as increases in common area expenses, which should partially reduce the Company’s exposure to inflation.

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

Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of December 31, 2021, excluding the assets held for sale, only three industry concentrations represented more than 10% of our annualized rental income as depicted in the following table.

Percent of
Annualized
Industry	Rental Income
Business services	23.0%
Logistics	14.7%
Technology	10.1%
Retail, food, and automotive	8.6%
Construction and engineering	8.1%
Health services	6.7%
Government	5.2%
Electronics	2.9%
Home furnishings	2.4%
Insurance and financial services	2.0%
Aerospace/defense	1.8%
Communications	1.6%
Education	0.9%
Other	12.0%
Total	100.0%

As of December 31, 2021, excluding the assets held for sale, leases from our top 10 customers comprised 10.3% of our annualized rental income with four customers representing more than 1% as depicted in the following table (in thousands).

			Percent of
		Annualized	Annualized
Customers	Square Footage	Rental Income (1)	Rental Income
U.S. Government	465,000	$11,989	2.8%
Amazon Inc.	543,000	7,071	1.6%
KZ Kitchen Cabinet & Stone	370,000	5,604	1.3%
Luminex Corporation	199,000	4,419	1.0%
ECS Federal, LLC	143,000	3,430	0.8%
Lockheed Martin Corporation	124,000	2,724	0.6%
Applied Materials, Inc.	173,000	2,689	0.6%
CentralColo, LLC	96,000	2,495	0.6%
Great Way Trading & Transportation, Inc.	177,000	2,126	0.5%
Costco-Innovel Solutions LLC	180,000	2,013	0.5%
Total	2,470,000	$44,560	10.3%

____________________________

(1)For leases expiring prior to December 31, 2021, annualized rental income represents income to be received under existing leases from January 1, 2021 through the date of expiration.

Customer credit risk: Historically, we have experienced a low level of write-offs of uncollectible rents, with less than 0.4% of rental income written off in any single year from 2011-2019. As of December 31, 2021, our level of write-offs of uncollectible rents were 0.0%, which were below the 0.4% of rental income written off as of December 31, 2020.

As of February 18, 2022, we had 25,000 square feet of leased space occupied by one customer that is protected by Chapter 11 of the U.S. Bankruptcy Code, which has no remaining lease value as the lease obligation ended during February 2022. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or rent abatement, which we are not obligated to grant but will consider and grant under certain circumstances.

Net Operating Income

We utilize net operating income (“NOI”), a measure that is not defined in accordance with GAAP, to evaluate the operating performance of our real estate. We define NOI as rental income less Adjusted Cost of Operations. Adjusted Cost of Operations, a non-GAAP measure, represents cost of operations, excluding stock compensation, which can vary significantly period to period based upon the performance of the Company.

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

Results of Operations

Operating Results for 2021 and 2020

For the year ended December 31, 2021, net income allocable to common stockholders was $393.1 million or $14.22 per diluted share, compared to $124.6 million or $4.52 per diluted share for the year ended December 31, 2020. The increase was mainly due to a $332.6 million higher gain on sale of real estate facilities sold in 2021 than in 2020, an $18.3 million increase in NOI from our Same Park portfolio (defined below), a $6.7 million increase in NOI from our Non-Same Park portfolio (defined below), and $1.6 million lower preferred distributions in 2021 compared to 2020 due to the redemption of preferred stock in November 2021, partially offset by a decrease of $5.9 million in NOI generated from assets sold or held for sale, $6.4 million non-cash charge related to the above mentioned 2021 redemption of preferred stock, and $3.6 million charge for a state income tax provision due to differences between state and federal tax codes.

Operating Results for 2020 and 2019

For the year ended December 31, 2020, net income allocable to common stockholders was $124.6 million or $4.52 per diluted share, compared to $108.7 million or $3.95 per diluted share for the year ended December 31, 2019. The increase was due to an $11.0 million non-cash charge related to the redemption of preferred stock incurred in 2019 that did not reoccur in 2020, $10.6 million higher gain on sale of real estate facilities sold in 2020 than in 2019, $6.2 million lower preferred distributions in 2020 compared to 2019, and an increase of $3.9 million in NOI from our Non-Same Park portfolio, partially offset by a decrease of $15.1 million in NOI generated from assets sold or held for sale.

Analysis of Net Income

Our net income is comprised primarily of our real estate operations, depreciation and amortization expense, general and administrative expense, interest and other income, interest and other expenses and gain on sale of real estate facilities.

We segregate our real estate activities into (i) same park operations, representing all operating properties acquired prior to January 1, 2019, comprising 25.1 million rentable square feet of our 27.7 million of rentable square feet at December 31, 2021 (the “Same Park” portfolio), (ii) non-same park operations, representing those facilities we own that were acquired after January 1, 2019 (the “Non-Same Park” portfolio), (iii) multifamily operations, and (iv) assets sold or held for sale comprising 0.7 million square feet of assets held for sale (“AHFS”), the 2021 Assets Sold totaling 1.0 million square feet, the 2020 Assets sold totaling 153,000 square feet, and the 2019 Assets Sold totaling 1.3 million square feet.

The table below sets forth the various components of our net income (in thousands):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
	2021	2020	Variance	2020	2019	Variance
Rental income
Same Park	$392,221	$369,448	$22,773	$369,448	$366,130	$3,318
Non-Same Park	17,829	9,311	8,518	9,311	2,566	6,745
Multifamily	9,069	9,464	(395)	9,464	10,075	(611)
Assets sold or held for sale (1)	19,584	27,400	(7,816)	27,400	51,075	(23,675)
Total rental income	438,703	415,623	23,080	415,623	429,846	(14,223)

Cost of operations
Adjusted Cost of Operations (2)
Same Park	111,333	106,860	4,473	106,860	104,152	2,708
Non-Same Park	5,523	3,661	1,862	3,661	857	2,804
Multifamily	4,647	4,264	383	4,264	4,137	127
Assets sold or held for sale (1)	7,636	9,518	(1,882)	9,518	18,063	(8,545)
Stock compensation expense (3)	1,757	1,210	547	1,210	1,134	76
Total cost of operations	130,896	125,513	5,383	125,513	128,343	(2,830)

NOI (4)
Same Park	280,888	262,588	18,300	262,588	261,978	610
Non-Same Park	12,306	5,650	6,656	5,650	1,709	3,941
Multifamily	4,422	5,200	(778)	5,200	5,938	(738)
Assets sold or held for sale (1)	11,948	17,882	(5,934)	17,882	33,012	(15,130)
Stock compensation expense (3)	(1,757)	(1,210)	(547)	(1,210)	(1,134)	(76)
Depreciation and amortization expense	(93,486)	(96,314)	2,828	(96,314)	(104,249)	7,935
General and administrative expense	(19,057)	(14,526)	(4,531)	(14,526)	(13,761)	(765)
Interest and other income	2,536	1,234	1,302	1,234	4,492	(3,258)
Interest and other expense	(4,646)	(1,072)	(3,574)	(1,072)	(657)	(415)
Gain on sale of real estate facilities	359,875	27,273	332,602	27,273	16,644	10,629
Net income	$553,029	$206,705	$346,324	$206,705	$203,972	$2,733

____________________________

(1)As of December 31, 2021, the Company had reclassified AHFS totaling 0.7 million square feet to Assets sold or held for sale. Also included in the respective periods in 2021 are the 2021 Assets Sold totaling 1.0 million square feet. As of December 31, 2020, Assets sold or held for sale includes the 0.7 million square feet of AHFS, along with the 2021 Assets Sold, and the 2020 Assets sold totaling 153,000 square feet. As of December 31, 2019, Assets sold or held for sale includes the 0.7 million square feet of AHFS, along with the 2021 Assets Sold, the 2020 Assets sold, and the 2019 Assets Sold totaling 1.3 million square feet.

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

Rental income increased $23.1 million in 2021 compared to 2020 and decreased $14.2 million in 2020 compared to 2019. The increase in 2021 was due primarily to higher occupancy, a reduction in rent abatements granted to certain customers in 2021 compared to 2020, lower write-offs of accounts receivable and deferred rent receivable in 2021 compared to 2020, combined with rental income from our Non-Same Park portfolio acquired during the fourth quarter of 2020 and 2021. These increases were partially offset by a decrease in rental income from assets sold. The decrease in 2020 was due primarily to reduced rental income from assets sold, partially offset by an increase in rental income from our Non-Same Park and Same Park portfolio.

Cost of operations increased $5.4 million in 2021 compared to 2020 and decreased $2.8 million in 2020 compared to 2019. The increase in 2021 was due primarily to higher Adjusted Cost of Operations incurred by our Same Park (discussed below) and Non-Same Park portfolios, partially offset by a decrease in Adjusted Cost of Operations from assets sold. The decrease in 2020 was due primarily to reduced operating expenses from assets sold, partially offset by higher Adjusted Cost of Operations incurred by our Same Park and Non-Same Park portfolios.

Net income increased $346.3 million in 2021 compared to 2020 and increased $2.7 million in 2020 compared to 2019. The increase in 2021 was mainly due to higher gain on sale of real estate facilities sold in 2021 than 2020 combined with higher NOI, partially offset by higher general and administrative expense in 2021 than 2020 and higher other expenses in 2021 compared to 2020. The increase in 2020 was mainly due to higher gain on sale of real estate facilities sold in 2020 than 2019 combined with lower depreciation and amortization expense, partially offset by lower NOI and lower interest and other income.

Same Park Portfolio

We believe that evaluation of the Same Park portfolio provides an informative view of how the Company’s portfolio has performed over comparable periods. We believe that investors and analysts use Same Park information in a comparable manner.

The following table summarizes the historical operating results of our Same Park portfolio and certain statistical information related to leasing activity in 2021, 2020, and 2019 (in thousands, except per square foot data):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
	2021	2020	% Change	2020	2019	% Change
Rental income
Cash Rental Income (1)	$391,125	$365,881	6.9%	$365,881	$363,104	0.8%
Non-Cash Rental Income (2)	1,096	3,567	(69.3%)	3,567	3,026	17.9%
Total rental income	392,221	369,448	6.2%	369,448	366,130	0.9%

Adjusted Cost of Operations (3)
Property taxes	41,958	41,184	1.9%	41,184	38,873	5.9%
Utilities	18,066	17,170	5.2%	17,170	17,920	(4.2%)
Repairs and maintenance	23,064	22,697	1.6%	22,697	21,711	4.5%
Compensation	16,082	15,522	3.6%	15,522	14,708	5.5%
Snow removal	1,021	233	338.2%	233	1,033	(77.4%)
Property insurance	4,778	3,943	21.2%	3,943	3,269	20.6%
Other expenses	6,364	6,111	4.1%	6,111	6,638	(7.9%)
Total Adjusted Cost of Operations	111,333	106,860	4.2%	106,860	104,152	2.6%
NOI (4)	$280,888	$262,588	7.0%	$262,588	$261,978	0.2%

Cash NOI (5)	$279,792	$259,021	8.0%	$259,021	$258,952	0.0%

Selected Statistical Data
Rentable square footage at period end	25,053	25,053	—	25,053	25,053	—
NOI margin (6)	71.6%	71.1%	0.5%	71.1%	71.6%	-0.5%
Cash NOI margin (7)	71.5%	70.8%	0.7%	70.8%	71.3%	-0.5%
Weighted average square foot occupancy	94.4%	92.7%	1.7%	92.7%	94.4%	-1.7%
Revenue per Occupied Square Foot (8)	$16.58	$15.91	4.2%	$15.91	$15.48	2.8%
Revenue per Available Foot (RevPAF) (9)	$15.66	$14.75	6.2%	$14.75	$14.62	0.9%
Cash Rental Income per Occupied
Square Foot (10)	$16.53	$15.76	4.9%	$15.76	$15.35	2.7%
Cash Rental Income per Available Foot (11)	$15.61	$14.60	6.9%	$14.60	$14.49	0.8%

____________________________

(1)Cash Rental Income represents rental income excluding Non-Cash Rental Income (defined below). See table below for the change in Cash Rental Income

(2)Non-Cash Rental Income represents amortization of deferred rent receivable (net of write-offs), in-place lease intangible, tenant improvement reimbursements, and lease incentives. Same Park Non-Cash Rental Income is presented net of deferred rent receivable write-offs of $0.3 million, $3.0 million, and $0.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

(3)Adjusted Cost of Operations, as presented above, excludes stock compensation expense for employees whose compensation expense is recorded in costs of operations

(4)NOI represents rental income less Adjusted Cost of Operations.

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

Analysis of Same Park Rental Income

Rental income for our Same Park portfolio increased 6.2% in 2021 compared to 2020 and 0.9% in 2020 compared to 2019. The increase in 2021 was due primarily to higher rental rates charged to customers, as revenue per occupied square foot increased 4.2%, weighted average occupancy increased 1.7% in 2021, and lower rent deferrals and rent abatements granted in 2021, combined with lower write-offs of accounts receivable and deferred rent receivable in 2021. The increase in 2020 was due primarily to higher rental rates charged to customers, as revenue per occupied square foot increased 2.8%, partially offset by a 1.7% decrease in weighted average occupancy in 2020 compared to 2019, rent deferrals and rent abatements granted in 2020, and higher write-offs of accounts receivable and deferred rent receivable in 2020.

The following table details Same Park rental income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
	2021	2020	Change	2020	2019	Change
Rental income (1)
Base rental income	$291,169	$280,499	$10,670	$280,499	$275,563	$4,936
Expense recovery income	96,248	88,534	7,714	88,534	85,948	2,586
Lease buyout income	1,856	1,044	812	1,044	1,364	(320)
Rent receivable recovery/
(write-off)	(12)	(1,515)	1,503	(1,515)	(1,016)	(499)
Abatements	(312)	(1,285)	973	(1,285)	—	(1,285)
Deferrals	(292)	(5,253)	4,961	(5,253)	—	(5,253)
Deferral repayments, net	1,773	2,953	(1,180)	2,953	—	2,953
Fee Income	695	904	(209)	904	1,245	(341)
Non-Cash Rental Income (2)	1,096	3,567	(2,471)	3,567	3,026	541
Total rental income	$392,221	$369,448	$22,773	$369,448	$366,130	$3,318

____________________________

(1)For all periods presented, the Company reclassified AHFS totaling 0.7 million square feet to assets sold or held for sale and were excluded from reported Same Park operating metrics.

(2)Non-cash rental income includes amortization of deferred rent receivable (net of write-offs), in-place lease intangible, tenant improvement reimbursements, and lease incentives.

We expect our future revenue growth will come primarily from contractual rental increases as well as from potential increases in market rents which would allow us to increase rent levels when leases are either renewed with existing customers or re-leased to new customers. The following table sets forth the expirations of existing leases in our Same Park portfolio over the next ten years based on lease data at December 31, 2021 (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Customers	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
2022	1,961	5,527	22.8%	$96,033	22.2%
2023	1,314	5,749	23.8%	98,774	22.8%
2024	762	4,635	19.1%	83,220	19.2%
2025	277	3,220	13.3%	59,538	13.8%
2026	204	2,313	9.6%	42,195	9.8%
2027	40	1,155	4.8%	20,877	4.8%
2028	27	565	2.3%	9,935	2.3%
2029	13	337	1.4%	8,032	1.9%
2030	14	567	2.3%	10,104	2.3%
2031	3	38	0.2%	1,156	0.3%
Thereafter	9	108	0.4%	2,746	0.6%
Total	4,624	24,214	100.0%	$432,610	100.0%

See “Analysis of Same Park Market Trends” below for further analysis of such data on a by market basis.

Analysis of Same Park Adjusted Cost of Operations

Adjusted Cost of Operations for our Same Park portfolio increased 4.2% in 2021 compared to 2020 due primarily to higher utility costs, higher property insurance, higher snow removal costs, higher property taxes, and higher payroll costs. Adjusted Costs of Operations increased 2.6% in 2020 compared to 2019 due primarily to higher property taxes, higher repairs and maintenance, higher payroll costs, and higher insurance costs, partially offset by lower utility costs and savings from snow removal costs.

Property taxes increased 1.9% in 2021 compared to 2020 and 5.9% in 2020 compared to 2019 due to higher assessed values. We expect potential property tax growth in the future due to higher assessed values.

Utilities are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities increased 5.2% in 2021 compared to 2020 and decreased 4.2% in 2020 compared to 2019. The increase in 2021 were driven by reduced consumption in 2020 resulting from the “shelter in place order” due to the COVID-19 pandemic during the second and third quarter of 2020. The decrease in 2020 was due primarily to a rate reduction related to adopting a renewable energy program during the year as well as reduced water and electricity usage due to the COVID-19 pandemic. It is difficult to estimate future utility costs because weather, temperature and energy prices are volatile and not readily predictable. However, we expect utility costs in the future to be higher than our results for year ended December 31, 2021 due to increased traffic and use at our parks as our customers resume operations.

Repairs and maintenance increased 1.6% in 2021 compared to 2020 and 4.5% in 2020 compared to 2019. The increase in 2021 was primarily due to increased property services combined with higher landscaping repairs and security costs, as well as reduced consumption in 2020 resulting from the “shelter in place order” due to the COVID-19 pandemic during the second and third quarter of 2020. The increase in 2020 was primarily due to increased property services combined with higher landscaping repairs and security costs incurred partially offset by a reduction in general repairs and maintenance projects as a result of the COVID-19 pandemic. However, we expect repairs and maintenance costs in the future to be higher than our results for the year ended December 31, 2021 as a result of increased traffic and use at our parks as customers resume normalized operations.

Payroll expense increased 3.6% in 2021 compared to 2020 and 5.5% in 2020 compared to 2019. Payroll expense includes on site and supervisory personnel costs incurred in the operation of our properties. The increases in payroll was primarily due to salary increases and promotions. We expect payroll expenses to continue to increase in the future.

Snow removal increased 338.2% in 2021 compared to 2020 and decreased 77.4% in 2020 compared to 2019. Snow removal costs are weather dependent and therefore not predictable.

Property insurance expense increased 21.2% in 2021 compared to 2020 and 20.6% in 2020 compared to 2019 due to a 20% rate increase for the policy period June 1, 2021 to May 31, 2022 due to unfavorable market conditions pervasive throughout commercial real estate sectors combined with insurance deductibles recorded during 2021 related to damage from the winter storm in Texas. The increase in property insurance expense in 2020 compared to 2019 was also primarily due to an increase in our property insurance premiums for the policy period June 2020 to May 2021. We expect to experience increases in property insurance expense in the future as unfavorable market conditions pervasive throughout commercial real estate sectors persist.

Other expenses increased 4.1% in 2021 compared to 2020 and decreased 7.9% in 2020 compared to 2019. Other expenses are general property expenses incurred in the operation of our properties. The increase in 2021 was primarily due to certain office related expenses and professional services. The decrease in 2020 was primarily due to higher than average professional fees related to ordinary course tenant related matters incurred in 2019, which did not recur in 2020. We expect other expenses to be comparable to our results for the year ended December 31, 2021.

Same Park Quarterly Trends

The following table sets forth historical quarterly data related to the operations of our Same Park portfolio for Cash Rental Income, Adjusted Cost of Operations, weighted average occupancy, Cash Rental Income per Occupied Square Foot, and Cash Rental Income per Available Square Foot (in thousands, except per square foot data):

	For the Three Months Ended
	March 31	June 30	September 30	December 31	Full Year
Cash Rental income (1)
2021	$95,010	$96,948	$99,161	$100,006	$391,125
2020	$93,109	$86,705	$91,501	$94,566	$365,881
2019	$89,301	$90,723	$90,189	$92,891	$363,104

Adjusted Cost of Operations (1)
2021	$28,017	$26,661	$28,470	$28,185	$111,333
2020	$26,669	$25,439	$27,637	$27,115	$106,860
2019	$26,808	$25,375	$25,969	$26,000	$104,152

Cash NOI (1)
2021	$66,993	$70,287	$70,691	$71,821	$279,792
2020	$66,440	$61,266	$63,864	$67,451	$259,021
2019	$62,493	$65,348	$64,220	$66,891	$258,952

Weighted average square foot occupancy
2021	93.2%	93.9%	94.8%	95.7%	94.4%
2020	92.9%	92.4%	92.6%	92.7%	92.7%
2019	94.4%	94.0%	94.7%	94.5%	94.4%

Cash Rental Income per Occupied Square Foot (1)
2021	$16.28	$16.49	$16.70	$16.67	$16.53
2020	$16.00	$14.97	$15.78	$16.29	$15.76
2019	$15.11	$15.41	$15.20	$15.69	$15.35

Cash Rental Income per Available Square Foot (1)
2021	$15.17	$15.48	$15.83	$15.97	$15.61
2020	$14.87	$13.84	$14.61	$15.10	$14.60
2019	$14.26	$14.48	$14.40	$14.83	$14.49

____________________________

(1)Defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations–Analysis of Net Income–Same Park Portfolio table.

Analysis of Same Park Market Trends

The following tables set forth historical data by region related to the operations of our Same Park portfolio for Cash Rental Income, Adjusted Cost of Operations, weighted average occupancy, Cash Rental Income per Occupied Square Foot, and Cash Rental Income per Available Square Foot (in thousands, except per square foot data):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
Region	2021	2020	Variance	2020	2019	Variance

Geographic Data on Same Park

Cash Rental Income
Northern California (7.2 million feet)	$114,970	$105,833	8.6%	$105,833	$107,354	(1.4%)
Southern California (3.0 million feet)	53,347	47,802	11.6%	47,802	48,296	(1.0%)
Dallas (2.1 million feet)	20,563	19,270	6.7%	19,270	20,215	(4.7%)
Austin (2.0 million feet)	34,414	32,816	4.9%	32,816	30,365	8.1%
Northern Virginia (4.5 million feet)	78,382	77,017	1.8%	77,017	76,776	0.3%
South Florida (3.9 million feet)	49,631	44,119	12.5%	44,119	43,326	1.8%
Seattle (1.4 million feet)	20,354	19,311	5.4%	19,311	17,268	11.8%
Suburban Maryland (1.0 million feet)	19,464	19,713	(1.3%)	19,713	19,504	1.1%
Total Same Park (25.1 million feet)	391,125	365,881	6.9%	365,881	363,104	0.8%

Adjusted Cost of Operations
Northern California	25,956	25,121	3.3%	25,121	24,313	3.3%
Southern California	13,263	12,870	3.1%	12,870	12,521	2.8%
Dallas	7,100	7,145	(0.6%)	7,145	6,979	2.4%
Austin	12,670	12,041	5.2%	12,041	10,843	11.0%
Northern Virginia	26,983	25,382	6.3%	25,382	26,482	(4.2%)
South Florida	13,476	12,470	8.1%	12,470	11,977	4.1%
Seattle	5,233	5,051	3.6%	5,051	4,109	22.9%
Suburban Maryland	6,652	6,780	(1.9%)	6,780	6,928	(2.1%)
Total Same Park	111,333	106,860	4.2%	106,860	104,152	2.6%

Cash NOI
Northern California	89,014	80,712	10.3%	80,712	83,041	(2.8%)
Southern California	40,084	34,932	14.7%	34,932	35,775	(2.4%)
Dallas	13,463	12,125	11.0%	12,125	13,236	(8.4%)
Austin	21,744	20,775	4.7%	20,775	19,522	6.4%
Northern Virginia	51,399	51,635	(0.5%)	51,635	50,294	2.7%
South Florida	36,155	31,649	14.2%	31,649	31,349	1.0%
Seattle	15,121	14,260	6.0%	14,260	13,159	8.4%
Suburban Maryland	12,812	12,933	(0.9%)	12,933	12,576	2.8%
Total Same Park	$279,792	$259,021	8.0%	$259,021	$258,952	0.0%

Weighted average square foot occupancy
Northern California	94.5%	91.3%	3.5%	91.3%	96.1%	(5.0%)
Southern California	96.9%	95.0%	2.0%	95.0%	94.9%	0.1%
Dallas	90.1%	88.7%	1.6%	88.7%	93.3%	(4.9%)
Austin	94.5%	94.9%	(0.4%)	94.9%	91.8%	3.4%
Northern Virginia	92.8%	92.3%	0.5%	92.3%	91.9%	0.4%
South Florida	97.3%	93.5%	4.1%	93.5%	95.4%	(2.0%)
Seattle	94.7%	95.6%	(0.9%)	95.6%	96.0%	(0.4%)
Suburban Maryland	92.1%	93.4%	(1.4%)	93.4%	92.9%	0.5%
Total Same Park	94.4%	92.7%	1.8%	92.7%	94.4%	(1.8%)

Cash Rental Income per Occupied Square Foot (1)
Northern California	$16.80	$16.00	5.0%	$16.00	$15.42	3.8%
Southern California	$18.92	$17.29	9.4%	$17.29	$17.48	(1.1%)
Dallas	$10.89	$10.37	5.0%	$10.37	$10.35	0.2%
Austin	$18.54	$17.61	5.3%	$17.61	$16.84	4.6%
Northern Virginia	$18.64	$18.41	1.2%	$18.41	$18.44	(0.2%)
South Florida	$13.19	$12.20	8.1%	$12.20	$11.74	3.9%
Seattle	$15.91	$14.96	6.4%	$14.96	$13.31	12.4%
Suburban Maryland	$19.31	$19.27	0.2%	$19.27	$19.18	0.5%
Total Same Park	$16.53	$15.76	4.9%	$15.76	$15.35	2.7%

Cash Rental Income per Available Square Foot (1)
Northern California	$15.87	$14.61	8.6%	$14.61	$14.82	(1.4%)
Southern California	$18.32	$16.42	11.6%	$16.42	$16.60	(1.1%)
Dallas	$9.82	$9.21	6.6%	$9.21	$9.65	(4.6%)
Austin	$17.53	$16.72	4.8%	$16.72	$15.46	8.2%
Northern Virginia	$17.30	$16.99	1.8%	$16.99	$16.94	0.3%
South Florida	$12.84	$11.41	12.5%	$11.41	$11.21	1.8%
Seattle	$15.08	$14.30	5.5%	$14.30	$12.79	11.8%
Suburban Maryland	$17.82	$18.05	(1.3%)	$18.05	$17.86	1.1%
Total Same Park	$15.61	$14.60	6.9%	$14.60	$14.49	0.8%

____________________________

(1)Defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations–Analysis of Net Income–Same Park Portfolio table.

Supplemental Same Park Data by Product Type

The following supplemental tables provide further detail of our Same Park rental income, Adjusted Cost of Operations and NOI by region, further segregated by industrial, flex, and office for each of the three years ended December 31, 2021, 2020, and 2019.

	For the Year Ended December 31, 2021				For the Year Ended December 31, 2020				For the Year Ended December 31, 2019
	Industrial	Flex	Office	Total	Industrial	Flex	Office	Total	Industrial	Flex	Office	Total
	In thousands
Cash Rental Income:
Northern California	$94,414	$10,040	$10,516	$114,970	$84,337	$9,357	$12,139	$105,833	$85,234	$9,917	$12,203	$107,354
Southern California	39,072	13,423	852	53,347	34,879	12,108	815	47,802	35,198	12,341	757	48,296
Dallas	12,568	7,995	—	20,563	11,780	7,490	—	19,270	12,230	7,985	—	20,215
Austin	9,191	25,223	—	34,414	8,270	24,546	—	32,816	8,288	22,077	—	30,365
Northern Virginia	20,381	22,270	35,731	78,382	19,972	21,327	35,718	77,017	18,124	21,272	37,380	76,776
South Florida	47,351	2,094	186	49,631	42,102	1,880	137	44,119	41,303	1,920	103	43,326
Seattle	12,723	7,075	556	20,354	11,831	6,873	607	19,311	10,231	6,302	735	17,268
Suburban Maryland	4,357	—	15,107	19,464	4,146	—	15,567	19,713	4,307	—	15,197	19,504
Total	240,057	88,120	62,948	391,125	217,317	83,581	64,983	365,881	214,915	81,814	66,375	363,104
Adjusted Cost of Operations:
Northern California	20,074	2,755	3,127	25,956	19,340	2,672	3,109	25,121	18,526	2,602	3,185	24,313
Southern California	9,343	3,575	345	13,263	9,053	3,473	344	12,870	8,869	3,369	283	12,521
Dallas	4,015	3,085	—	7,100	3,885	3,260	—	7,145	3,702	3,277	—	6,979
Austin	3,184	9,486	—	12,670	3,022	9,019	—	12,041	2,778	8,065	—	10,843
Northern Virginia	6,190	6,823	13,970	26,983	5,785	6,333	13,264	25,382	6,143	6,191	14,148	26,482
South Florida	12,770	607	99	13,476	11,841	562	67	12,470	11,262	602	113	11,977
Seattle	3,279	1,701	253	5,233	3,192	1,635	224	5,051	2,417	1,492	200	4,109
Suburban Maryland	1,237	—	5,415	6,652	1,243	—	5,537	6,780	1,229	—	5,699	6,928
Total	60,092	28,032	23,209	111,333	57,361	26,954	22,545	106,860	54,926	25,598	23,628	104,152
Cash NOI:
Northern California	74,340	7,285	7,389	89,014	64,997	6,685	9,030	80,712	66,708	7,315	9,018	83,041
Southern California	29,729	9,848	507	40,084	25,826	8,635	471	34,932	26,329	8,972	474	35,775
Dallas	8,553	4,910	—	13,463	7,895	4,230	—	12,125	8,528	4,708	—	13,236
Austin	6,007	15,737	—	21,744	5,248	15,527	—	20,775	5,510	14,012	—	19,522
Northern Virginia	14,191	15,447	21,761	51,399	14,187	14,994	22,454	51,635	11,981	15,081	23,232	50,294
South Florida	34,581	1,487	87	36,155	30,261	1,318	70	31,649	30,041	1,318	(10)	31,349
Seattle	9,444	5,374	303	15,121	8,639	5,238	383	14,260	7,814	4,810	535	13,159
Suburban Maryland	3,120	—	9,692	12,812	2,903	—	10,030	12,933	3,078	—	9,498	12,576
Total	$179,965	$60,088	$39,739	$279,792	$159,956	$56,627	$42,438	$259,021	$159,989	$56,216	$42,747	$258,952
Percentage by Product Type	64.3%	21.5%	14.2%	100.0%	61.7%	21.9%	16.4%	100.0%	61.8%	21.7%	16.5%	100.0%

Our past revenue growth has come from contractual annual rent increases, as well as re-leasing of space at rates above outgoing rental rates. We believe the percentage difference between outgoing cash rent inclusive of estimated expense recoveries and incoming cash rent inclusive of estimated expense recoveries for leases executed (“Cash Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following table summarizes Cash Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park portfolio for the year ended December 31, 2021 (square feet in thousands):

	For the Year Ended December 31, 2021
	Square		Transaction
	Footage	Customer	Costs per	Cash Rental	Net Effective
Industrial	Leased	Retention	Executed Foot	Rate Change (1)	Rent Change (2)
Northern California	1,532	76.3%	$3.10	12.1%	27.3%
Southern California	777	79.2%	2.29	6.2%	14.4%
Dallas	438	80.8%	3.81	4.0%	11.8%
Austin	294	74.0%	2.67	13.5%	41.0%
Northern Virginia	473	86.4%	4.86	3.7%	9.4%
South Florida	998	59.9%	1.29	11.5%	25.6%
Seattle	279	74.0%	3.91	11.5%	21.2%
Suburban Maryland	114	68.5%	3.12	(2.1%)	4.9%
Industrial Totals by Region	4,905	74.1%	$2.86	9.2%	21.4%

Flex
Northern California	204	69.4%	$1.00	(0.2%)	4.3%
Southern California	207	76.5%	2.10	1.0%	8.5%
Dallas	263	76.8%	3.22	4.8%	15.4%
Austin	169	34.1%	5.10	1.1%	7.2%
Northern Virginia	508	91.9%	4.46	(2.1%)	3.1%
South Florida	42	74.6%	1.69	8.3%	20.7%
Seattle	88	47.5%	2.25	6.1%	13.3%
Suburban Maryland	—	—	—	—	—
Flex Totals by Region	1,481	71.0%	$3.30	0.8%	7.1%

Office
Northern California	85	60.6%	$0.82	(12.0%)	(10.4%)
Southern California	10	57.3%	2.16	3.2%	10.5%
Dallas	—	—	—	—	—
Austin	—	—	—	—	—
Northern Virginia	458	69.6%	8.89	(4.1%)	2.4%
South Florida	—	—	—	—	—
Seattle	12	41.1%	8.08	5.7%	15.5%
Suburban Maryland	147	78.4%	3.11	(5.8%)	2.9%
Office Totals by Region	712	69.9%	$6.63	(5.6%)	0.7%

Company Totals by Type	7,098	72.8%	$3.33	4.9%	14.4%

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

For the year ended December 31, 2021, weighted average occupancy was 94.4%, an increase from weighted average occupancy of 92.7% for the year ended December 31, 2020. Weighted average cash rental rate growth on leases executed during the year ended December 31, 2021 was 4.9% while average net effective rent1 growth was 14.4%. Renewals of leases with existing customers represented 63.3% of our leasing activity for the year ended December 31, 2021. Average lease term of the leases executed during the year ended December 31, 2021 was 3.4 years, with associated average transaction costs (tenant improvements and leasing commissions) of $3.33 per square foot. For comparative purposes, average lease term and transaction costs on leases executed in the same period of 2020 were 3.4 years and $2.58 per square foot, respectively.

________________________

1Net effective rent represents average rental payments for the term of a lease on a straight-line basis in accordance with GAAP, excluding operating expense reimbursements.

Non-Same Park Portfolio: The table below reflects the assets comprising our Non-Same Park portfolio (in thousands):

			Purchase	Square	Occupancy at
Acquired Property	Date Acquired	Location	Price	Feet	December 31, 2021
Jupiter Business Park	November 2021	Plano, TX	$25,600	141	97.3%
Port America	September 2021	Grapevine, TX	123,268	718	95.2%
Pickett Industrial Park	October 2020	Alexandria, VA	46,582	246	36.6%
La Mirada Commerce Center	January 2020	La Mirada, CA	13,513	73	98.4%
San Tomas Business Center	December 2019	Santa Clara, CA	16,787	79	89.4%
Hathaway Industrial Park	September 2019	Santa Fe Springs, CA	104,330	543	100.0%
Walnut Avenue Business Park	April 2019	Signal Hill, CA	13,824	74	98.3%
Total Acquired Property			$343,904	1,874	89.0%

	Date		Total	Square	Occupancy at
Developed Property	Completed	Location	Cost	Feet	December 31, 2021
Freeport Industrial Building	March 2021	Irving, TX	$9,052	83	100.0%
Total			$352,956	1,957	89.4%

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

Multifamily: As of December 31, 2021, we held a 95.0% controlling interest in a joint venture that owns Highgate at The Mile, a 395-unit apartment complex in Tysons, Virginia. The following table summarizes the historical operating results of Highgate at The Mile and certain statistical information (in thousands, except per unit data):

	For the Years			For the Years
	Ended December 31,			Ended December 31,
	2021	2020	Change	2020	2019	Change
Rental income	$9,069	$9,464	(4.2%)	$9,464	$10,075	(6.1%)
Cost of operations	4,647	4,264	9.0%	4,264	4,137	3.1%
NOI	$4,422	$5,200	(15.0%)	$5,200	$5,938	(12.4%)

Selected Statistical Data
Weighted average square foot occupancy	94.5%	92.9%	1.6%	92.9%	95.4%	(2.5%)

	As of December 31, 2021
Total costs (1)						$115,426
Physical occupancy						95.7%
Average rent per unit (2)						$2,078

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

The decrease in NOI in 2021 compared to 2020 was primarily due to a decline in rental rates as result of the COVID-19 pandemic combined with an increase in cost of operations. The increase in cost of operations was attributed to an increase in property tax assessments. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels and rental rates, we may continue to experience NOI levels below those which were achieved prior to the onset of the COVID-19 pandemic in the future.

Assets sold or held for sale: These amounts include historical operating results with respect to properties that were sold or held for sale.

For the year ended December 31, 2021, the operating results include the following: 0.7 million square feet of AHFS and 1.0 million square feet of 2021 Assets Sold.

For the year ended December 31, 2020, the operating results include the following: 0.7 million square feet of AHFS, 1.0 million square feet of 2021 Assets Sold, and 153,000 square feet of 2020 Assets Sold.

For the year ended December 31, 2019, the operating results include the following: 0.7 million square feet of AHFS, 1.0 million square feet of 2021 Assets Sold, 153,000 square feet of 2020 Assets Sold, and 1.3 million square feet of 2019 Assets Sold.

Depreciation and Amortization Expense: Depreciation and amortization expense decreased 2.9% in 2021 compared to 2020 and decreased 7.6% in 2020 compared to 2019. The decrease in 2021 over 2020 was primarily due to acceleration of depreciation expense related to a building reclassified to held for development in 2020, which is also the primary reason for the decrease in 2020 over 2019.

General and Administrative Expense: General and administrative expense primarily represents executive and other compensation, including non-cash stock compensation, audit and tax fees, legal expenses and other costs associated with being a public company. General and administrative expense increased $4.5 million, or 31.2%, in 2021 compared to 2020 and $0.8 million, or 5.6%, in 2020 compared to 2019.

The increase in 2021 over 2020 was primarily due to increase in compensation expense mainly due to the addition of the new President and CEO, partially offset by the departure of the former COO, combined with an increase in stock compensation expense, as well as an increase in professional fees related to the reincorporation of PSB from the state of California to the state of Maryland in the second quarter of 2021, the increase was also attributable to legal fees related to various corporate service projects and an increase in executive procurement costs. The increase was partially offset by a reduction in expense due to accelerated stock compensation expense related to the former CEO retirement in the prior year. The increase in 2020 over 2019 was primarily due to higher stock compensation expense due to accelerated stock compensation expense for the former CEO (mentioned above) and an increase in professional fees related to various corporate service projects. The increase was partially offset by a decrease in compensation expense related to our President and CEO’s retirement and stock compensation expense incurred during 2019 tied to a modification of the Director Retirement Plan which did not recur in 2020.

Sale of Real Estate Facilities

On December 30, 2021, the Company sold a 53,000 square foot industrial building located in Beltsville, Maryland, for net sale proceeds of $4.5 million, which resulted in a gain on sale of $3.2 million.

On December 29, 2021, the Company sold a 70,000 square foot industrial-flex building located in Irving, Texas, for net sale proceeds of $8.8 million, which resulted in a gain on sale of $6.3 million.

On October 19, 2021, the Company sold a 371,000 square foot industrial-flex business park located in San Diego, California, for net sale proceeds of $311.1 million, which resulted in a gain on sale of $301.3 million.

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

On September 16, 2020, the Company sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net sale proceeds of $11.4 million, which resulted in a gain on sale of $7.7 million.

On January 7, 2020, the Company sold a 113,000 square foot office building located at Metro Park North in Rockville, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million.

On October 8, 2019, the Company sold 1.3 million rentable square feet located in Rockville and Silver Spring, Maryland, for net sale proceeds of $144.6 million, which resulted in a gain on sale of $16.6 million.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated statements of cash flows for the years ended December 31, 2021, 2020, and 2019 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.

Overview

Our expected material cash requirements for the twelve months ended December 31, 2022 and thereafter consist of (i) contractually obligated expenditures, including payments of principal and interest; (ii) other essential expenditures, including property operating expenses, maintenance capital expenditures and dividends paid in accordance with REIT distribution requirements; and (iii) opportunistic expenditures, including acquisitions and developments and repurchases of our securities. We expect to satisfy these short-term and long-term cash requirements through operating cash flow, disposition proceeds and opportunistic debt and equity financing.

Sources of Capital

Operating Cash Flow: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for debt service, capital expenditures and distributions to our stockholders for the foreseeable future. In the last five years, we have retained $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less stockholder and unit holder distributions and capital expenditures, excluding development costs. In addition, as of December 31, 2021, we had $27.1 million in unrestricted cash.

Proceeds from Dispositions: Refer to “Business Overview—Sale of Real Estate Facilities” above for a discussion of our dispositions. We expect to continue sell properties that are no longer consistent with our investment strategy and expect to use the proceeds from these dispositions to fund new acquisitions, development or other cash requirements.

Access to Capital Markets: As a REIT, we are required to distribute at least 90% of our “REIT taxable income” to our stockholders each year, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investment purposes, such as to fund acquisitions and developments. As a result, in order to grow our asset base, access to capital is important.

Our financial profile is characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows. We are a highly rated REIT, as determined by Moody’s and Standard & Poor’s. Our corporate credit rating by Standard and Poor’s is A-, while our preferred stock are rated BBB by Standard and Poor’s and Baa2 by Moody’s. We believe our credit profile and ratings will enable us to efficiently access both the public and private capital markets to raise capital, as necessary.

In order to maintain efficient access to the capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Ratio of FFO to fixed charges and preferred distributions is calculated by dividing FFO excluding fixed charges and preferred distributions by fixed charges and preferred distributions paid. Fixed charges include interest expense, capitalized interest and preferred equity distributions paid. For the year ended December 31, 2021, the ratio of FFO to combined fixed charges and preferred distributions paid was 6.1 to 1.0.

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

Cash Requirements

Contractual Commitments: Our material contractual commitments as of December 31, 2021 consist of principal and interest on our Credit Facility, payment of dividends on our preferred stock (which if not paid will accrue), contractual construction commitments for development projects, and ground lease obligations:

•Credit Facility: As of December 31, 2021, we have $32.0 million outstanding on our Credit Facility. Subsequent to December 31, 2021, the Company repaid in full the balance outstanding as of December 31, 2021. We are in compliance with all of the covenants and other requirements of our Credit Facility. Our Credit Facility expires in August 2025.

•Preferred stock dividends: We paid $46.6 million to preferred stockholders during the year ended December 31, 2021. We expect to continue to pay quarterly distributions of $9.6 million to our preferred stockholders for the foreseeable future or until such time as there is a change in the amount or composition of our series of preferred equity outstanding. Dividends on preferred equity are paid when and if declared by our Board and accumulate if not paid.

•Contractual commitments: Contractual construction commitments as of December 31, 2021 are approximately $43.6 million.

•Ground lease obligations: Our contractual payment requirements under various operating leases as of December 31, 2021 are approximately $0.2 million for 2022 and $1.4 million thereafter.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements generally are related to property reconfigurations and other capital expenditures related to repositioning asset acquisitions.

The following table sets forth our commercial capital expenditures paid for in the years ended December 31, 2021, 2020, and 2019 on an aggregate and per square foot basis:

	For the Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Commercial Real Estate	(in thousands)			(per total weighted average square foot)
Recurring capital expenditures
Capital improvements (1)	$11,636	$9,497	$11,224	$0.42	$0.34	$0.40
Tenant improvements	14,767	15,948	17,360	0.53	0.58	0.62
Lease commissions	8,719	8,878	8,267	0.31	0.32	0.29
Total commercial recurring
capital expenditures (1)	35,122	34,323	36,851	1.26	1.24	1.31
Nonrecurring capital improvements	2,705	1,715	2,494	0.10	0.06	0.09
Total commercial capital
expenditures (1)	$37,827	$36,038	$39,345	$1.36	$1.30	$1.40

____________________________

(1)Per square foot amounts are calculated based on capital expenditures divided by total weighted average square feet owned for the periods presented.

(2)Excludes $13, $24, and $20 of recurring capital improvements on our multifamily asset in 2021, 2020, and 2019, respectively.

The following table summarizes recurring capital expenditures paid and the related percentage of NOI for Same Park by region for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	For the Years Ended December 31,
							Recurring Capital Expenditures
	Recurring Capital Expenditures						as a Percentage of NOI
Region	2021	2020	Change	2020	2019	Change	2021	2020	2019
Same Park
Northern California	$8,654	$6,354	36.2%	$6,354	$4,411	44.0%	9.5%	7.7%	5.3%
Southern California	3,302	3,209	2.9%	3,209	4,007	(19.9%)	8.3%	9.0%	11.1%
Dallas	3,491	2,466	41.6%	2,466	2,655	(7.1%)	25.8%	20.0%	19.7%
Austin	1,887	1,955	(3.5%)	1,955	4,539	(56.9%)	8.9%	9.2%	22.9%
Northern Virginia	8,880	8,751	1.5%	8,751	11,880	(26.3%)	17.3%	16.8%	23.1%
South Florida	2,273	2,313	(1.7%)	2,313	2,191	5.6%	6.3%	7.3%	6.9%
Seattle	1,713	1,326	29.2%	1,326	914	45.1%	11.3%	9.4%	7.0%
Suburban Maryland	2,141	1,793	19.4%	1,793	2,046	(12.4%)	17.1%	14.0%	15.9%
Total Same Park	32,341	28,167	14.8%	28,167	32,643	(13.7%)	11.5%	10.7%	12.5%
Non-Same Park
Northern California	68	76	(10.5%)	76	—	100.0%
Southern California	508	2,134	(76.2%)	2,134	54	3851.9%
Dallas	371	—	100.0%	—	—	—
Northern Virginia	219	51	329.4%	51	—	100.0%
Total Non-Same Park	1,166	2,261	(48.4%)	2,261	54	4087.0%
Assets sold or held for sale	1,615	3,895	(58.5%)	3,895	4,154	(6.2%)
Total commercial recurring
capital expenditures	35,122	34,323	2.3%	34,323	36,851	(6.9%)
Multifamily	13	24	(45.8%)	24	20	20.0%
Total	$35,135	$34,347	2.3%	$34,347	$36,871	(6.8%)

In the last five years, our annual Same Park recurring capital expenditures have ranged between 10.7% and 14.3% as a percentage of NOI, and we expected future recurring capital expenditures to be within this range. While what we disclose herein with respect to capital expenditures represents our best estimates at this time, there can be no assurance that these amounts will not change substantially in the future for various reasons, including the potential impact of the COVID-19 pandemic on capital projects and leasing volume.

Redemption of Preferred Stock: Shares of preferred stock are redeemable by the Company five years after issuance or in order to preserve its status as a REIT, but shares of preferred stock are never redeemable at the option of the holder. Historically, we have reduced our cost of capital by refinancing higher coupon preferred securities with lower coupon preferred securities. In November 2021, our 5.20% Series W preferred shares, with a par value of $189.8 million, were redeemed at par. Our Series X preferred shares, with a coupon rate of 5.25%, at a par value of $230.0 million and Series Y preferred shares, with a coupon rate of 5.20% ,at a par value of $200.0 million are redeemable in September 2022 and December 2022, respectively. Future redemptions of preferred stock will depend upon many factors, including available cash and our cost of capital. Refer to Note 9 to our consolidated financial statements or more information on our preferred stock.

Acquisitions of real estate facilities: Refer to “Business Overview—Acquisition of Real Estate Facilities” above for a discussion of our recent acquisitions. We continue to seek to acquire additional real estate facilities; however, there is significant competition to acquire existing facilities in our markets and there can be no assurance as to the volume of future acquisition activity.

Development real estate facilities: Refer to “Business Overview—Development of Real Estate Facilities” above for a discussion of our recently completed developments.

As of December 31, 2021, we were in the process of developing an approximately 83,000 square foot multi-tenant industrial building at our 212 Business Park located in Kent, Washington. As of December 31, 2021, $2.2 million of the estimated $15.4 million total development costs had been incurred and was reflected under land and building held for development, net on our consolidated balance sheets. This construction project is scheduled to be completed in the fourth quarter of 2022. As of December 31, 2021, we have contractual construction commitments totaling $1.2 million that will be paid to various contractors as the project is completed.

As of December 31, 2021, we were in the process of developing an approximately 17,000 square foot multi-tenant industrial building at our Boca Commerce Park, located in Boca Raton, Florida. As of December 31, 2021, $1.1 million of the estimated $4.0 million total development costs had been incurred and was reflected under land and building held for development, net on our consolidated balance sheets. This construction project is scheduled to be completed in the fourth quarter of 2022. As of December 31, 2021, we have contractual construction commitments totaling $2.9 million that will be paid to various contractors as the project is completed.

In August 2020, we entered into the Brentford Joint Venture for the purpose of developing a second multifamily property, Brentford at The Mile, a planned 411-unit multifamily apartment complex. We contributed the Brentford Parcel at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.1 million as of December 31, 2021.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of December 31, 2021, the development cost incurred was $54.8 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.1 million cost basis in the Brentford Parcel. During the year ended December 31, 2020, the Company recorded non-capitalizable demolition costs of $0.3 million in interest and other expense on our consolidated statements of income. As of December 31, 2021, we have contractual construction commitments totaling $39.3 million that will be paid to various contractors as the project is completed.

Repurchase of Common Stock: Our Board has approved a common stock repurchase program and we may in the future acquire our shares under the program. As of December 31, 2021, management has the authorization to repurchase an additional 1,614,721 shares. No shares of common stock were repurchased under the board-approved common stock repurchase program during the years ended December 31, 2021, 2020, and 2019.

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

We paid REIT qualifying distributions of $288.3 million ($45.7 million to preferred stockholders and $242.6 million to common stockholders) during the year ended December 31, 2021.

We declared a one-time special cash dividend of $4.60 per share (the “Special Cash Dividend”) along with the fourth quarter regular dividend of $1.05 per share for the three months ended December 31, 2021. The Special Cash Dividend was declared to distribute a portion of the excess income attributable to gains on sales from asset dispositions during 2021.

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

FFO for the year ended December 31, 2021 was $6.67 per share representing an increase of 2.5% from the same period in 2020. The increases in FFO per share were the result of higher NOI, partially offset by the $6.4 million non-cash charge related to the redemption of the Series W preferred stock, the $3.6 million for state income tax provision as described above, as well as higher general and administrative expense.

Core FFO was $6.97 and $6.57 per share for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, Core FFO excludes the impact of (i) the $6.4 million non-cash charge related to the redemption of the Series W preferred stock in November 2021 (ii) a $3.6 million charge for a state income tax provision due to differences between state and federal tax code, and (iii) a one-time cost associated with the Company’s reincorporation as a Maryland corporation of $0.5 million incurred during the second quarter of 2021. For the year ended December 31, 2020, Core FFO excludes the impact of (i) accelerated amortization of stock compensation expense of $1.7 million related to the retirement of our former President and CEO and (ii) non-capitalizable demolition costs of $0.3 million.

The following table reconciles net income allocable to common stockholders to FFO, Core FFO and FAD as well as net income per share to FFO per share and Core FFO per share (amounts in thousands, except per share data):

	For the Years Ended December 31,
	2021	2020	2019
Net income allocable to common stockholders	$393,088	$124,645	$108,703
Adjustments
Gain on sale of real estate facilities	(359,875)	(27,273)	(16,644)
Depreciation and amortization expense	93,486	96,314	104,249
Net income allocated to noncontrolling interests	104,270	33,158	29,006
Net income allocated to restricted stock unit holders	2,613	716	910
FFO allocated to JV partner	(78)	(118)	(149)
FFO allocable to diluted common stock and units	233,504	227,442	226,075
Maryland reincorporation costs	510	—	—
Non-capitalizable demolition costs	—	335	—
Acceleration of stock compensation expense
due to President and CEO retirement	—	1,687	—
Preferred securities redemption charge	6,434	—	11,007
Income tax expense	3,600	—	—
Core FFO allocable to diluted common stock and units	$244,048	$229,464	$237,082
Adjustments
Recurring capital improvements	(11,649)	(9,521)	(11,244)
Tenant improvements	(14,767)	(15,948)	(17,360)
Capitalized lease commissions	(8,719)	(8,878)	(8,267)
Non-cash rental income (1)	(2,800)	(4,713)	(3,936)
Non-cash stock compensation expense (2)	8,495	3,961	4,956
Cash paid for taxes in lieu of stock upon vesting
of restricted stock units	(3,940)	(4,216)	(6,350)
FAD allocable to diluted common stock and units	$210,668	$190,149	$194,881

Weighted average outstanding
Common stock	27,534	27,475	27,418
Common operating partnership units	7,305	7,305	7,305
Restricted stock units	50	51	124
Common stock equivalents	102	88	108
Total common and dilutive stock	34,991	34,919	34,955

Reconciliation of Earnings per Share to FFO per Share
Net income per common share — diluted	$14.22	$4.52	$3.95
Gain on sale of real estate facilities	(10.29)	(0.78)	(0.48)
Net income allocated to restricted stock unit holders	0.07	0.02	0.02
Depreciation and amortization expense	2.67	2.75	2.98
FFO per share	6.67	6.51	6.47
Maryland reincorporation costs	0.02	—	—
Non-capitalizable demolition costs	—	0.01	—
Acceleration of stock compensation expense
due to President and CEO retirement	—	0.05	—
Preferred securities redemption charge	0.18	—	0.31
Income tax expense	0.10	—	—
Core FFO per share	$6.97	$6.57	$6.78

____________________________

(1)Non-cash rental income includes amortization of deferred rent receivable (net of write-offs), in-place lease intangible, tenant improvement reimbursements, and lease incentives.

(2)Amounts shown are net of accelerated stock compensation expense related to the former President and CEO retirement, which is also excluded from the computation of Core FFO.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. As of December 31, 2021, we have $32.0 million outstanding on our Credit Facility. As a result, the Company’s debt as a percentage of total equity (based on book values) was 1.6 % as of December 31, 2021.

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. See Notes 2 and 6 to the consolidated financial statements included in this Form 10-K for additional information regarding the terms, valuations, and approximate principal maturities of the Company’s indebtedness, including the Credit Facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020, and 2019 and the report of Ernst & Young LLP, independent registered public accounting firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods and that such information is accumulated and communicated to management. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

PS Business Parks, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PS Business Parks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2021 and 2020, the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

February 22, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual stockholders’ meeting to be held in 2022 (the “Proxy Statement”) under the caption “Proposal 1: Election of Directors.”

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

Information required by this item with respect to a code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Corporate Governance and Board Matters.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at www.psbusinessparks.com. The information contained on the Company’s website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K. Any amendments to or waivers of the code of ethics granted to the Company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules. The public may also download these materials from the SEC’s website at www.sec.gov.

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

The following table sets forth information as of December 31, 2021 on the Company’s equity compensation plans:

	(a)	(b)	(c)
	Number of	Weighted	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued Upon	Exercise Price of	Future Issuance under
	Exercise of	Outstanding	Equity Compensation
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Securities Reflected in
Plan Category	and Rights	Rights	Column (a)) (2)
Equity compensation plans approved by security holders (1)	159,570	$123.87	714,146
Equity compensation plans not approved by security holders	—	—	—
Total	159,570	$123.87	714,146

____________________________

(1)Represents shares of our common stock available for issuance under the Company’s 2012 Equity and Performance-Based Incentive Compensation Plan (2012 Plan). The 2012 Plan will expire in February 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

PS Business Parks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Purchase price accounting
Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company completed two acquisitions during 2021 for consideration of approximately $149 million. As explained in Note 3 to the consolidated financial statements, the transactions were accounted for as asset acquisitions, and as such, are recorded at the price to acquire the real estate property, including acquisition costs. The purchase price is allocated to land, building, and acquired lease intangible assets and/or liabilities based upon the relative fair value of the acquired tangible and intangible lease assets and liabilities. The relative fair value of the acquired tangible and intangible lease assets and liabilities were determined by the Company and its valuation specialist utilizing available market information.

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

For each of the Company’s real estate property acquisitions, we read the purchase and sale agreements, and evaluated whether the Company had appropriately determined whether the transaction was a business combination or asset acquisition. We also evaluated the significant assumptions and methods used in developing the fair value estimates of the tangible assets and intangible lease assets acquired and liabilities assumed. To test the estimated fair value of the land, building and intangible lease assets and liabilities, we performed audit procedures that included, among other procedures, evaluating the Company’s use of the income approach and testing the significant assumptions used in the discounted cash flow model, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we agreed the contractual rents used in the determination of the in-place and above/below market lease intangible assets and liabilities to tenant leases and market information. We also involved our valuation specialists to assist in the assessment of the methodology utilized by the Company, performed procedures to corroborate the reasonableness of the significant assumptions utilized in the developing the fair value estimates, and performed corroborative calculations to assess the reasonableness of the acquired building asset. For example, our valuation specialists (i) used independently identified data sources to evaluate the appropriateness of management’s selected comparable land sales, (ii) recalculated the asset values and performed comparative calculations assuming a combination of some or all of management’s assumptions and our independently verified assumptions, and (iii) obtained market specific information for the revenue growth rates, discount rates, market rental rates, and capitalization rates to corroborate the market information utilized by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Los Angeles, California

February 22, 2022

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a)(1) and Item 15(a)(2))

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2021	2020
ASSETS

Cash and cash equivalents	$27,074	$69,083

Real estate facilities, at cost
Land	867,345	843,765
Buildings and improvements	2,239,137	2,080,895
	3,106,482	2,924,660
Accumulated depreciation	(1,178,397)	(1,101,739)
	1,928,085	1,822,921
Properties held for sale, net	33,609	75,138
Land and building held for development, net	78,990	37,922
	2,040,684	1,935,981
Rent receivable	1,621	1,519
Deferred rent receivable	37,581	36,788
Other assets	16,262	14,334
Total assets	$2,123,222	$2,057,705

LIABILITIES AND EQUITY

Accrued and other liabilities	$97,151	$82,065
Credit facility	32,000	—
Total liabilities	129,151	82,065
Commitments and contingencies
Equity
PS Business Parks, Inc.’s stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
30,200 and 37,790 shares issued and outstanding at
December 31, 2021 and 2020, respectively	755,000	944,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,589,807 and 27,488,547 shares issued and outstanding at
December 31, 2021 and 2020, respectively	275	274
Paid-in capital	752,444	738,022
Accumulated earnings	226,737	73,631
Total PS Business Parks, Inc.’s stockholders’ equity	1,734,456	1,756,677
Noncontrolling interests	259,615	218,963
Total equity	1,994,071	1,975,640
Total liabilities and equity	$2,123,222	$2,057,705

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019

Rental income	$438,703	$415,623	$429,846

Expenses
Cost of operations	130,896	125,513	128,343
Depreciation and amortization	93,486	96,314	104,249
General and administrative	19,057	14,526	13,761
Total operating expenses	243,439	236,353	246,353

Interest and other income	2,536	1,234	4,492
Interest and other expense	(4,646)	(1,072)	(657)
Gain on sale of real estate facilities	359,875	27,273	16,644
Net income	553,029	206,705	203,972
Allocation to noncontrolling interests	(104,270)	(33,158)	(29,006)
Net income allocable to PS Business Parks, Inc.	448,759	173,547	174,966
Allocation to preferred stockholders based upon
Distributions	(46,624)	(48,186)	(54,346)
Preferred securities redemption charge (Note 9)	(6,434)	—	(11,007)
Allocation to restricted stock unit holders	(2,613)	(716)	(910)
Net income allocable to common stockholders	$393,088	$124,645	$108,703

Net income per share of common stock
Basic	$14.28	$4.54	$3.96
Diluted	$14.22	$4.52	$3.95

Weighted average common stock outstanding
Basic	27,534	27,475	27,418
Diluted	27,636	27,563	27,526

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except share data)

							Total PS
							Business Parks,
	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.’s Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Interests	Equity
Balances at December 31, 2018	38,390	$959,750	27,362,101	$274	$736,131	$69,207	$1,765,362	$218,091	$1,983,453
Issuance of preferred stock,
net of issuance costs	13,000	325,000	—	—	(8,962)	—	316,038	—	316,038
Redemption of preferred stock,
net of issuance costs	(13,600)	(340,000)	—	—	11,007	(11,007)	(340,000)	—	(340,000)
Issuance of common stock in connection
with stock-based compensation	—	—	78,852	—	969	—	969	—	969
Stock-based compensation, net	—	—	—	—	4,046	—	4,046	—	4,046
Cash paid for taxes in lieu of stock upon
vesting of restricted stock units	—	—	—	—	(6,350)	—	(6,350)	—	(6,350)
Net income	—	—	—	—	—	174,966	174,966	29,006	203,972
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(54,346)	(54,346)	—	(54,346)
Common stock ($4.20)	—	—	—	—	—	(115,154)	(115,154)	—	(115,154)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(30,683)	(30,683)
Joint venture	—	—	—	—	—	—	—	(134)	(134)
Adjustment to noncontrolling interests—
common units in the OP	—	—	—	—	145	—	145	(145)	—
Balances at December 31, 2019	37,790	944,750	27,440,953	274	736,986	63,666	1,745,676	216,135	1,961,811
Issuance of common stock in connection
with stock-based compensation	—	—	47,594	—	258	—	258	—	258
Stock-based compensation, net	—	—	—	—	4,994	—	4,994	—	4,994
Cash paid for taxes in lieu of stock upon							—
vesting of restricted stock units	—	—	—	—	(4,216)	—	(4,216)	—	(4,216)
Capital contribution from non controlling
interests - joint venture (Note 4)	—	—	—	—	—	—	—	493	493
Net income	—	—	—	—	—	173,547	173,547	33,158	206,705
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(48,186)	(48,186)	—	(48,186)
Common stock ($4.20)	—	—	—	—	—	(115,396)	(115,396)	—	(115,396)
Noncontrolling interests—							—
Common units	—	—	—	—	—	—	—	(30,683)	(30,683)
Joint venture	—	—	—	—	—	—	—	(140)	(140)
Balances at December 31, 2020	37,790	944,750	27,488,547	274	738,022	73,631	1,756,677	218,963	1,975,640
Redemption of preferred stock,							—
net of issuance costs	(7,590)	(189,750)	—	—	6,434	(6,434)	(189,750)	—	(189,750)
Issuance of common stock in connection
with stock-based compensation	—	—	101,260	1	5,011	—	5,012	—	5,012
Stock-based compensation, net	—	—	—	—	7,022	—	7,022	—	7,022
Cash paid for taxes in lieu of stock upon
vesting of restricted stock units	—	—	—	—	(3,940)	—	(3,940)	—	(3,940)
Capital contribution from non controlling
interests - joint venture (Note 4)	—	—	—	—	—	—	—	746	746
Issuance costs	—	—	—	—	(105)	—	(105)	—	(105)
Net income	—	—	—	—	—	448,759	448,759	104,270	553,029
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(46,624)	(46,624)	—	(46,624)
Common stock ($8.80)	—	—	—	—	—	(242,595)	(242,595)	—	(242,595)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(64,287)	(64,287)
Joint venture	—	—	—	—	—	—	—	(77)	(77)
Balances at December 31, 2021	30,200	$755,000	27,589,807	$275	$752,444	$226,737	$1,734,456	$259,615	$1,994,071
See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$553,029	$206,705	$203,972
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization expense	93,486	96,314	104,249
Straight-line rent and amortization of lease intangibles, net	(2,800)	(4,713)	(3,936)
Gain on sale of real estate facilities	(359,875)	(27,273)	(16,644)
Stock compensation expense	8,495	5,648	4,956
Amortization of financing costs	725	548	544
Other, net	9,177	(254)	(2,546)
Total adjustments	(250,792)	70,270	86,623
Net cash provided by operating activities	302,237	276,975	290,595
Cash flows from investing activities
Capital expenditures to real estate facilities	(37,840)	(36,062)	(39,365)
Capital expenditures to land and building held for development, net	(46,047)	(16,412)	(5,278)
Acquisition of real estate facilities	(147,702)	(60,019)	(134,278)
Proceeds from sale of real estate facilities	400,955	40,674	144,599
Net cash provided by (used in) investing activities	169,366	(71,819)	(34,322)
Cash flows from financing activities
Proceeds from borrowings on credit facility	32,000	—	70,000
Repayment of borrowings on credit facility	—	—	(70,000)
Payment of deferred financing costs	(2,248)	—	—
Payment of financing costs	(246)	(335)	(296)
Proceeds from the exercise of stock options	5,012	258	969
Payment of issuance costs	(105)	—	—
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	(3,940)	(4,216)	(6,350)
Redemption of preferred stock	(189,750)	—	(340,000)
Net proceeds from the issuance of preferred stock	—	—	316,038
Capital contribution from noncontrolling interests - joint venture	746	493	—
Cash paid to restricted stock unit holders	(1,498)	(654)	(910)
Distributions paid to preferred stockholders	(46,624)	(48,186)	(54,346)
Distributions paid to common stockholders	(242,595)	(115,396)	(115,154)
Distributions paid to noncontrolling interests—common units	(64,287)	(30,683)	(30,683)
Distributions paid to noncontrolling interests—joint venture	(77)	(140)	(134)
Net cash used in financing activities	(513,612)	(198,859)	(230,866)
Net increase (decrease) in cash and cash equivalents	(42,009)	6,297	25,407
Cash, cash equivalents and restricted cash at the beginning of the period	70,171	63,874	38,467
Cash, cash equivalents and restricted cash at the end of the period	$28,162	$70,171	$63,874

Supplemental disclosures
Interest paid	$—	$—	$67

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Supplemental schedule of non-cash investing and financing activities
Adjustment to noncontrolling interests—common units in the OP
Noncontrolling interests—common units	$—	$—	$(145)
Paid-in capital	$—	$—	$145
Preferred redemption allocation
Paid-in capital	$6,434	$—	$11,007
Accumulated earnings	$(6,434)	$—	$(11,007)
Accrued capital expenditures to land and building held for development
Land and building held for development, net	$5,746	$1,698	$—
Accrued and other liabilities	$(5,746)	$(1,698)	$—

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”), a Maryland corporation, was organized in 1990. Effective May 19, 2021, following approval by its common and preferred stockholders, PSB reincorporated from the state of California to the state of Maryland. As of December 31, 2021, PSB owned 79.1% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive, and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and its consolidated joint ventures, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS also owns 7.2 million shares of common stock and would own 41.4% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for shares of common stock.

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires, and develops commercial properties, primarily multi-tenant industrial, industrial-flex and low-rise suburban office space. As of December 31, 2021, the Company owned and operated 27.7 million rentable square feet of commercial space in six states comprising 97 parks and 666 buildings. The Company also held a 95.0% interest in a joint venture entity which owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia, and a 98.2% interest in a joint venture formed to develop Brentford at The Mile, a planned 411-unit multifamily apartment complex also located in Tysons, Virginia. The Company also manages for a fee approximately 0.3 million rentable square feet on behalf of PS.

References herein to the number of properties, parks, apartment units or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Basis of presentation and summary of significant accounting policies

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

We have a 98.2% interest in Brentford at The Mile, a planned 411-unit multifamily apartment complex (the “Brentford Joint Venture”). An unrelated real estate development company (the “JV Partner”) holds the remaining 1.8% interest. Based on management’s analysis of the joint venture and certain related agreements, we determined Brentford Joint Venture is a VIE because (a) Brentford Joint Venture does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, and (b) there are no substantive kick-out rights. We have also concluded we have control over the Brentford Joint Venture as we (a) are the managing member of the Brentford Joint Venture, (b) have designated decision making power to direct the activities that most significantly affect the economic performance of the Brentford Joint Venture, and (c) have a 98.2% economic interest in the investment. Thus, we determined that we are the primary beneficiary of Brentford Joint Venture. As such, we consolidate the Brentford Joint Venture, and the related land and development costs of $59.9 million and $15.1 million were included in land and building held for development, net on our consolidated balance sheets as of December 31, 2021 and 2020, respectively. The assets of the Brentford Joint Venture may only be used to settle obligations of the Brentford Joint Venture and the creditors of the Brentford Joint Venture have no recourse to the general credit of the Company. See Note 4 for more information relating to this joint venture arrangement.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets as of December 31, 2021, 2020, and 2019 (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Consolidated balance sheets
Cash and cash equivalents	$27,074	$69,083	$62,786
Restricted cash included in
Land and building held for development, net (1)	1,088	1,088	1,088
Cash, cash equivalents and restricted cash
at the end of the period	$28,162	$70,171	$63,874

____________________________

(1)In conjunction with seeking entitlements to develop our multifamily projects in Tysons, Virginia, we contributed $1.1 million into an escrow account for the future development of an athletic field. This amount is reflected in the table above as restricted cash included in land and building held for development, net.

Intangible assets/liabilities

When we acquire real estate facilities, an intangible asset is recorded in other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded in other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of December 31, 2021, the value of above-market in-place rents resulted in net intangible assets of $0.6 million, net of $11.6 million of accumulated amortization, and the value of below-market in-place rents resulted in net intangible liabilities of $2.8 million, net of $13.1 million of accumulated amortization. As of December 31, 2020, the value of above-market in-place rents resulted in net intangible assets of $1.2 million, net of $11.1 million of accumulated amortization, and the value of below-market in-place rents resulted in net intangible liabilities of $2.2 million, net of $12.2 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place lease intangible (i.e., customer lease-up costs) is recorded in other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of December 31, 2021, the value of acquired in-place leases resulted in net intangible assets of $6.0 million, net of $10.5 million of accumulated amortization. As of December 31, 2020, the value of acquired in-place leases resulted in net intangible assets of $5.3 million, net of $7.2 million of accumulated amortization.

As of December 31, 2021, the value of our right-of-use (“ROU”) assets relating to our existing ground lease arrangements, included in “other assets” on our consolidated balance sheets and the corresponding liability included under “accrued and other liabilities,” was $1.3 million, net of $0.3 million of accumulated amortization. As of December 31, 2020, the value of our ROU assets and related liability relating to our ground lease arrangements was $1.5 million, net of $0.2 million of accumulated amortization. The ground leases expire in 2029 and 2030 and do not have options to extend. As of December 31, 2021, the remaining lease terms were 7.8 years and 8.1 years. Lease expense for these ground leases is recognized in the period the applicable costs are incurred, and the monthly lease amount for these operating leases is constant and without contractual increases throughout the remaining terms.

Real estate facilities

Real estate facilities are recorded at cost. Property taxes, insurance, interest, and costs essential to the development of property for its intended use are capitalized during the period of development. Direct costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to provide benefit for a period greater than two years are capitalized and depreciated over their estimated useful life. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives, which generally range from five to 30 years. Transaction costs, which include tenant improvements and lease commissions, for leases with terms greater than one year are capitalized and depreciated over the corresponding lease term.

Property held for development

Property is classified as held for development when it is no longer used in its original form and it will be developed to an alternate use. Property held for development is not depreciated.

Property held for sale

Property is classified as held for sale when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation of assets ceases upon designation of a property as held for sale.

If the disposal of a property represents a strategic shift that has (or will have) a major effect on our operations or financial results, such as (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity, then the operations of the property, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of operations, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and therefore will typically not meet the criteria for classification as a discontinued operation.

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

Evaluation of asset impairment

We evaluate our real estate and finite-lived intangible assets for impairment each quarter. We review current activities and changes in the business conditions of all of our long-lived assets to determine the existence of any triggering events or impairment indicators requiring an impairment analysis. If triggering events or impairment indicators are identified, we review an estimate of the future undiscounted cash flows, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.

Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount of the asset to its estimated fair value. If an impairment charge is not required to be recognized, the recognition of depreciation or amortization is adjusted prospectively, as necessary, to reduce the carrying amount of the asset to its estimated disposition value over the remaining period that the asset is expected to be held and used. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

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

Stock-based compensation

Stock-based payments to employees, including grants of employee stock options, are recognized as stock compensation expense in the Company’s consolidated statements of income based on their grant date fair values, except for performance-based grants, which are accounted for based on their fair values at the beginning of the service period. See Note 10.

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

The Company monitors the collectability of its receivable balances, including deferred rent receivable balances, on an ongoing basis. The Company writes off uncollectible customer receivable balances, including deferred rent receivable balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis, plus any accruable variable lease payments for those customer receivable balances. The Company wrote-off accounts receivable, net of recoveries of $0.1 million, $1.6 million, and $1.1 million, respectively, and wrote off deferred rent receivable of $0.3 million, $3.1 million, and $0.5 million, respectively for the year ended December 31, 2021, 2020, and 2019, respectively.

The Company recognized revenue from its lease arrangements aggregating to $438.7 million, $415.6 million, and $429.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. This revenue consisted primarily of rental income from operating leases and the related variable lease payments resulting from reimbursements of property operating expenses. Base rental income was $333.9 million, $319.2 million, and $333.3 million for the years ended December 31, 2021, 2020, and 2019, respectively, while variable lease payments, consisting primarily of reimbursement of property operating expenses, were $104.8 million, $96.4 million, and $96.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

During the year ended December 31, 2021 the Company agreed to defer $0.5 million and abate $0.3 million of billed rental income, which was significantly lower than the $5.7 million of rent deferrals and $1.3 million of rent abatements granted during the year ended December 31, 2020. Since the onset of the COVID-19 pandemic, the Company entered into rent relief agreements consisting of $6.2 million of rent deferrals and $1.6 million of rent abatements. As of December 31, 2021, the 317 current customers that received rent relief account for 9.5% of rental income. Also as of December 31, 2021, the Company had collected $5.3 million of rent deferral repayment, representing 99.8% of the amounts scheduled to be repaid through December 2021. An additional $0.9 million of rent deferral repayment is scheduled to be repaid thereafter. The duration and severity of the effects of the COVID-19 pandemic on the economy are uncertain and are likely to impact collectability of certain customers’ rent receivable balances in the future. The Company has taken into account the current financial condition of its tenants, including consideration of COVID-19 impacts, in its estimation of its uncollectible accounts and deferred rents receivable at December 31, 2021. The Company is closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

In April 2020, the Financial Accounting Standards Board issued a Staff Question-and-Answer (“Lease Modification Q&A”) to respond to frequently asked questions about accounting for lease concessions related to the coronavirus (“COVID-19”) pandemic. Under existing lease guidance, an entity would have to determine, on a lease by lease basis, if a lease concession contained a lease modification which would be accounted for under the lease modification framework, or if a lease concession was an enforceable right or obligation that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides that, to the extent that cash flow after the lease concessions are substantially the same, or less than, the cash flow previously required by the existing lease, an entity is not required to evaluate each contract to determine whether a concession provided by a lessor to a lessee in response to the COVID-19 pandemic is a lease modification. Instead, an entity can account for such lease concessions either (i) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or (ii) as a lease modification. Based on the Lease Modification Q&A, an entity is not required to account for all lease concessions in response to the COVID-19 pandemic under one elected option; however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances.

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

Income taxes

We have elected to be treated as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we do not incur U.S. federal corporate income tax if we distribute all our “REIT taxable income” each year, and if we meet certain organizational and operational requirements. We believe we have met these REIT requirements for all periods presented herein. Accordingly, we have recorded no U.S. federal corporate income tax expense related to our “REIT taxable income.”

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of December 31, 2021 and 2020, we did not recognize any tax benefit for uncertain tax positions.

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

Net income per share of common stock

Notwithstanding the presentation of income allocations on our consolidated statements of income, net income is allocated to (a) preferred stockholders, for distributions paid or payable, (b) preferred stockholders, to the extent redemption value exceeds the related carrying value (“Preferred Redemption Allocation”), (c) our joint venture partner in proportion to its percentage interest in the joint ventures, to the extent the consolidated joint ventures produce net income or loss during the period and (d) restricted stock unit (“RSU”) holders, for non-forfeitable dividends paid adjusted for participation rights in undistributed earnings. The remaining net income is allocated to the common partnership units and our common stockholders, respectively, based upon the pro-rata aggregate number of units and stock outstanding.

Basic and diluted net income per share of common stock are each calculated based upon net income allocable to common stockholders, divided by (i) in the case of basic net income per share of common stock, weighted average common stock and (ii) in the case of diluted net income per share of common stock, weighted average common stock adjusted for the impact of stock compensation awards outstanding (see Note 10) using the treasury stock method.

The following table sets forth the components of our basic and diluted net income per share that are not reflected on the face of our consolidated statements of income, including the allocation of income to common stockholders and common partnership units, the percentage of weighted average common stock and common partnership units outstanding, as well as basic and diluted weighted average common stock outstanding for the years ended December 31, (in thousands):

	2021	2020	2019
Calculation of net income allocable to common stockholders
Net income	$553,029	$206,705	$203,972
Net (income) loss allocated to
Preferred stockholders based upon distributions	(46,624)	(48,186)	(54,346)
Preferred stockholders based upon redemptions	(6,434)	—	(11,007)
Noncontrolling interests—joint venture	20	(17)	(44)
Restricted stock unit holders	(2,613)	(716)	(910)
Net income allocable to common stockholders
and noncontrolling interests—common units	497,378	157,786	137,665
Net income allocation to noncontrolling interests—
common units	(104,290)	(33,141)	(28,962)
Net income allocable to common stockholders	$393,088	$124,645	$108,703

Calculation of common partnership units as a percentage of common stock equivalents
Weighted average common stock outstanding	27,534	27,475	27,418
Weighted average common partnership units outstanding	7,305	7,305	7,305
Total common stock equivalents	34,839	34,780	34,723
Common partnership units as a percentage of common
stock equivalents	21.0%	21.0%	21.0%

Weighted average common stock outstanding
Basic weighted average common stock outstanding	27,534	27,475	27,418
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	102	88	108
Diluted weighted average common stock outstanding	27,636	27,563	27,526

Segment reporting

The Company has two operating segments: (i) the acquisition, development, ownership, and management of commercial real estate and (ii) the acquisition, development, ownership, and management of multifamily real estate, but has only one reportable segment as the multifamily segment does not meet the quantitative thresholds necessary to require reporting as a separate segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2020 to conform to the 2021 presentation, including reclassifying assets held for sale or sold during 2021 from “real estate facilities, at cost” of $70.0 million and “land and building held for development, net” of $5.1 million as of December 31, 2020 into “properties held for sale, net” of $75.1 million on our consolidated balance sheets. Additionally, we combined all non-cash rental income items into “straight-line rent and amortization of lease intangibles, net” within the operating activities section of our consolidated statements of cash flows for all periods presented herein.

3. Real estate facilities

Activity related to our real estate facilities for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2018	$725,411	$1,973,658	$(968,680)	$1,730,389
Acquisition of real estate facilities	88,093	44,313	—	132,406
Capital expenditures	—	40,092	—	40,092
Disposals (1)	—	(15,796)	15,796	—
Depreciation and amortization expense	—	—	(93,416)	(93,416)
Transfer to properties held for sale	—	(3,796)	10,691	6,895
Balances at December 31, 2019	813,504	2,038,471	(1,035,609)	1,816,366
Acquisition of real estate facilities	30,261	27,168	—	57,429
Capital expenditures	—	36,328	—	36,328
Disposals (1)	—	(19,399)	19,399	—
Depreciation and amortization expense	—	—	(90,058)	(90,058)
Transfer to properties held for sale	—	(1,673)	4,529	2,856
Balances at December 31, 2020 (2)	843,765	2,080,895	(1,101,739)	1,822,921
Acquisition of real estate facilities	22,591	123,711	—	146,302
Capital expenditures	—	37,976	—	37,976
Disposals (1)	—	(9,892)	9,892	—
Depreciation and amortization expense	—	—	(90,175)	(90,175)
Transfer from property held for development	989	8,063	—	9,052
Transfer to properties held for sale	—	(1,616)	3,625	2,009
Balances at December 31, 2021	$867,345	$2,239,137	$(1,178,397)	$1,928,085

____________________________

(1)Disposals primarily represent the book value of tenant improvements that have been removed upon the customer vacating their space.

(2)Land, building and improvements, and accumulated depreciation, respectively, totaling $30.9 million, $166.5 million, and $127.4 million were reclassified as of December 31, 2020 to “properties held for sale, net” representing a 772,000 square foot industrial-flex business park located in Irving, Texas, a 371,000 square foot industrial-flex business park located in San Diego, California, a 244,000 square foot office business park located in Herndon, Virginia, a 198,000 square foot office-oriented flex business park located in Chantilly, Virginia, a 53,000 square foot industrial building located in Beltsville, Maryland, and a 22,000 square foot single-tenant industrial-flex building located in Irving, Texas.

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

The unaudited December 31, 2021 net federal tax basis of real estate facilities was approximately $1.7 billion.

As of December 31, 2021, we have commitments, pursuant to executed leases throughout our portfolio, to spend $9.8 million on transaction costs, which include tenant improvements and lease commissions.

Acquisitions

We account for acquisitions as asset acquisitions. The purchase price of acquired properties is allocated to land, buildings, and improvements (including tenant improvements, and intangible assets and intangible liabilities (see Note 2), based upon the relative fair value of each component, which are evaluated independently.

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

On November 18, 2021, the Company acquired a multi-tenant industrial business park comprising approximately 141,000 rentable square feet in Plano, Texas, for a total purchase price of $25.6 million, inclusive of capitalized transaction costs.

On September 1, 2021, the Company acquired a multi-tenant industrial business park comprising approximately 718,000 rentable square feet in Grapevine, Texas, for a total purchase price of $123.3 million, inclusive of capitalized transaction costs.

On October 28, 2020, the Company acquired a multi-tenant industrial business park comprising approximately 246,000 rentable square feet in Alexandria, Virginia, for a total purchase price of $46.6 million, inclusive of capitalized transaction costs.

On January 10, 2020, the Company acquired a multi-tenant industrial business park comprising approximately 73,000 rentable square feet in La Mirada, California, for a total purchase price of $13.5 million, inclusive of capitalized transaction costs.

On December 20, 2019, the Company acquired a multi-tenant industrial-flex business park comprising approximately 79,000 rentable square feet in Santa Clara, California, for a total purchase price of $16.8 million, inclusive of capitalized transaction costs.

On September 5, 2019, the Company acquired a multi-tenant industrial business park comprising approximately 543,000 rentable square feet in Santa Fe Springs, California, for a total purchase price of $104.3 million, inclusive of capitalized transaction costs.

On April 18, 2019, the Company acquired a multi-tenant industrial business park comprising approximately 74,000 rentable square feet in Signal Hill, California, for a total purchase price of $13.8 million, inclusive of capitalized transaction costs.

The following table summarizes assets acquired and liabilities assumed for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Land	$22,591	$30,261	$88,093
Buildings and improvements	123,711	27,168	44,313
Other assets (above-market in-place rents)	—	523	—
Accrued and other liabilities (below-market in-place rents)	(1,457)	(557)	(1,241)
Other assets (in-place lease intangible)	4,023	2,700	3,777
Total purchase price	148,868	60,095	134,942
Net operating assets acquired and liabilities assumed	(1,166)	(76)	(664)
Total cash paid	$147,702	$60,019	$134,278

During 2021, we completed the development of an 83,000 square foot shallow-bay industrial building at our Freeport Business Park locatedin Irving, Texas for total development costs of $8.1 million. The total developed asset value, inclusive of land costs, of $9.1 million was placed into service on March 1, 2021 and accordingly was reflected under real estate facilities, at cost on our consolidated balance sheets at December 31, 2021.

As of December 31, 2021, we were in the process of developing an approximately 83,000 square foot multi-tenant industrial building at our 212 Business Park located in Kent, Washington. As of December 31, 2021, $2.2 million of the estimated $15.4 million total development costs had been incurred and was reflected under land and building held for development, net on our consolidated balance sheets. This construction project is scheduled to be completed in the fourth quarter of 2022. As of December 31, 2021, we have contractual construction commitments totaling $1.2 million that will be paid to various contractors as the project is completed.

As of December 31, 2021, we were in the process of developing an approximately 17,000 square foot multi-tenant industrial building at our Boca Commerce Park, located in Boca Raton, Florida. As of December 31, 2021, $1.1 million of the estimated $4.0 million total development costs had been incurred and was reflected under land and building held for development, net on our consolidated balance sheets. This construction project is scheduled to be completed in the fourth quarter of 2022. As of December 31, 2021, we have contractual construction commitments totaling $2.9 million that will be paid to various contractors as the project is completed.

Dispositions

On December 30, 2021, the Company sold a 53,000 square foot industrial building located in Beltsville, Maryland, for net sale proceeds of $4.5 million, which resulted in a gain on sale of $3.2 million.

On December 29, 2021, the Company sold a 70,000 square foot industrial-flex building located in Irving, Texas, for net sale proceeds of $8.8 million, which resulted in a gain on sale of $6.3 million.

On October 19, 2021, we sold a 371,000 square foot industrial-flex business park located in San Diego, California, for net sale proceeds of $311.1 million, which resulted in a gain on sale of $301.3 million.

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

On June 17, 2021, the Company sold a 198,000 square foot office-oriented flex business park located in Chantilly, Virginia, for net sale proceeds of $32.6 million, which resulted in a gain on sale of $19.2 million. (Collectively the “2021 Assets Sold”).

During 2021, the Company reclassified such assets as properties held for sale, net, in the consolidated balance sheet as of December 31, 2020.

On September 16, 2020, the Company sold two industrial buildings totaling 40,000 square feet located in Redmond, Washington, which were subject to an eminent domain process for net sale proceeds of $11.4 million, which resulted in a gain on sale of $7.7 million.

On January 7, 2020, the Company sold an 113,000 square foot office building located at Metro Park North in Rockville, Maryland, for net sale proceeds of $29.3 million, which resulted in a gain on sale of $19.6 million. (Collectively the “2020 Assets Sold”).

On October 8, 2019, the Company sold 1.3 million rentable square feet of industrial-flex and office business parks located in Rockville and Silver Spring, Maryland, for net sale proceeds of $144.6 million, which resulted in a gain on sale of $16.6 million. (Collectively the “2019 Assets Sold”).

The Company determined that the 2021 Assets Sold, 2020 Assets Sold, and the 2019 Assets Sold did not meet the criteria for discontinued operations presentation, as the sale of such assets did not represent a strategic shift that will have a major effect on our operations and financial results.

4. Multifamily developmental activity

In August 2020, the Company entered the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411-unit multifamily apartment complex. Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed a parcel of land to the Brentford Joint Venture (the “Brentford Parcel”) at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.1 million as of December 31, 2021.

Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months. As of December 31, 2021, the development cost incurred was $54.8 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.1 million cost basis in the Brentford Parcel. As of December 31, 2021, we have contractual construction commitments totaling $39.3 million that will be paid to various contractors as the project is completed.

5. Leasing activity

The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses that may be collectable under these leases, as of December 31, 2021 is as follows (in thousands):

2022	$290,712
2023	226,498
2024	160,933
2025	100,741
2026	66,388
Thereafter	107,051
Total (1)	$952,323

____________________________

(1)Excludes future minimum rental income from assets held for sale as of December 31, 2021.

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $104.8 million, $96.4 million, and $96.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. These variable lease payment amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 2.5% of total leased square footage are subject to termination options, of which 1.6% have termination options exercisable through December 31, 2022 (unaudited). In general, these leases provide for termination payments to us should the termination options be exercised. Certain leases also have an option to extend the term of the lease. The future minimum rental income in the above table assumes termination options and lease extension options are not exercised.

6. Bank loans

In August 2021, the Company amended and restated the credit agreement (the “Amended Credit Agreement”) governing its unsecured revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the other lenders party thereto. The Amended Credit Agreement increased the aggregate principal amount of the Credit Facility from $250.0 million to $400.0 million, and extended the maturity date to August 24, 2025, with two six-month extension options or one 12-month extension option. The per annum rate of interest charged on borrowings is based on London Inter-bank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.35%. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.70% per annum. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.25% per annum calculated on the aggregate committed amount of the Credit Facility (currently 0.10% per annum). The interest rate margin and facility fee may increase in the future based on the ratio of the Company’s total consolidated indebtedness to its consolidated gross asset value defined in accordance with the Amended Credit Agreement. The Credit Facility also features a sustainability-linked pricing component whereby the pricing can improve by 0.01%, if the Company meets certain sustainability performance targets, and an accordion feature whereby it has an option to increase commitments under the Credit Facility up to an additional $300.0 million.

The Company had a $32.0 million balance outstanding, at an interest rate of 0.8%, on its Credit Facility at December 31, 2021 and a zero balance outstanding on its Credit Facility at December 31, 2020. Subsequent to December 31, 2021, the Company repaid in full the balance outstanding as of December 31, 2021. In connection with the Amended Credit Agreement, the Company paid $2.2 million of loan origination costs. The Company had $2.1 million and $0.2 million of total unamortized loan origination costs as of December 31, 2021 and 2020, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires the Company to meet certain covenants, all of which it was in compliance with at December 31, 2021. Interest on outstanding borrowings is payable monthly.

7. Noncontrolling interests

Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $255.7 million and $215.7 million at December 31, 2021 and 2020, respectively, and (ii) the JV Partner’s interests in our consolidated joint ventures, totaling $3.9 million and $3.3 million at December 31, 2021 and 2020, respectively.

PS OP Interests

Each common partnership unit receives a cash distribution equal to the dividend paid on our common stock and is redeemable at PS’s option. For the year ended December 31, 2021, the Company paid a one-time special cash dividend of $4.60 per share (the “Special Cash Dividend”) along with the fourth quarter regular dividend of $1.05 per share. PS received the same distribution as holders of our common stock.

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

In allocating net income and presenting equity, we treat the common partnership units as if converted to shares of common stock. Accordingly, they received the same net income allocation per unit as a share of common stock totaling $104.3 million, $33.1 million, and $29.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

JV Partner

During the years ended December 31, 2021, 2020 and 2019, the Company recorded capital contributions of $0.7 million, $0.5 million, and $0.0, respectively, from the JV Partner related to its noncontrolling interest in the Brentford Joint Venture.

8. Related party transactions

We manage certain industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees, and independent contractors. We receive a management fee based upon a percentage of revenues, which is included in interest and other income on our consolidated statements of income. Management fee revenues were $0.3 million for each of the years ended December 31, 2021, 2020, and 2019. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $0.3 million, $0.4 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees, and independent contractors. Management fee expenses were $0.1 million for each of the years ended December 31, 2021, 2020, and 2019. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling $0.1 million for each of the years ended December 31, 2021, 2020, and 2019. These amounts are included under cost of operations on our consolidated statements of income.

Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $1.4 million for costs PS incurred on our behalf for the year ended December 31, 2021 and $1.2 million for each of the years ended December 31, 2020, and 2019. PS reimbursed us less than $0.1 million for costs we incurred on their behalf for each of the years ended December 31, 2021, 2020, and 2019.

The Company had net amounts due from PS of $0.2 million and due to PS less than $0.1 million at December 31, 2021 and 2020, respectively, for these contracts.

9. Stockholders’ equity

Preferred stock

As of December 31, 2021 and 2020, the Company had the following series of preferred stock outstanding:

				December 31, 2021		December 31, 2020
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series X	September 2017	September 2022	5.250%	9,200	230,000	9,200	230,000
Series Y	December 2017	December 2022	5.200%	8,000	200,000	8,000	200,000
Series Z	November 2019	November 2024	4.875%	13,000	325,000	13,000	325,000
Series W	October 2016	November 2021 (Redeemed)	5.200%	—	—	7,590	189,750
Total				30,200	$755,000	37,790	$944,750

On November 3, 2021, the Company completed the redemption of its 5.20% Cumulative Preferred Stock, Series W, at par of $189.8 million. The Company recorded a Preferred Redemption Allocation of $6.4 million for the year ended December 31, 2021.

On December 30, 2019, the Company completed the redemption of its 5.75% Cumulative Preferred Stock, Series U, at par of $230.0 million as well as its 5.70% Cumulative Preferred Stock, Series V, at par of $110.0 million. The Company recorded a Preferred Redemption Allocation of $11.0 million for the year ended December 31, 2019.

On November 4, 2019, we issued $325.0 million or 13,000,000 depositary stock representing interests in our 4.875% Cumulative Preferred Stock, Series Z, at $25.00 per depositary share. The 4.875% Series Z Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption. We received $316.0 million in net issuance proceeds.

We paid $46.6 million, $48.2 million, and $54.3 million in distributions to our preferred stockholders for the years ended December 31, 2021, 2020, and 2019, respectively.

The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions, and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of our preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At December 31, 2021, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, our preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends.

Common stock and units

Dividends declared for the three months ended December 31, 2021 included a one-time Special Cash Dividend along with the fourth quarter regular dividend of $1.05 per share. The Special Cash Dividend was declared to distribute a portion of the excess income attributable to gains on sales from asset dispositions during 2021, as discussed in Note 3.

We paid $242.6 million ($8.80 per share of common stock), $115.4 million ($4.20 per share of common stock), and $115.2 million ($4.20 per share of common stock) in distributions to our common stockholders for the years ended December 31, 2021, 2020, and 2019, respectively. We paid $64.3 million ($8.80 per common unit), $30.7 million ($4.20 per common unit), and $30.7 million ($4.20 per common unit) in distributions to our common unit holders for the years ended December 31, 2021, 2020, and 2019, respectively.

The portion of the distributions classified as ordinary income was 35.0%, 100.0% and 100.0% for the years ended December 31, 2021, 2020, and 2019, respectively. The portion of the distributions classified as long-term capital gain income was 65.0%, 0.0% and 0.0% for the years ended December 31, 2021, 2020, and 2019, respectively. The percentages in the two preceding sentences are unaudited.

Equity stock

The Company is authorized to issue 100.0 million shares of equity stock. Our articles of incorporation provide that equity stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of equity stock. As of December 31, 2021 and 2020, no equity stock had been issued.

10. Stock compensation

Under various share-based compensation plans, PSB grants non-qualified options to purchase the Company’s common stock at a price not less than fair value on the date of grant, as well as RSUs, to certain directors, officers, and key employees.

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

Effective September 1, 2020, Maria Hawthorne retired from her role as President and CEO and continues to serve as a director of the Company. Due to Ms. Hawthorne’s continued service as a director of the Company, her unvested stock options and restricted stock units will continue to vest on their original vesting schedule in accordance with the Company’s 2012 Equity and Performance-Based Incentive Compensation Plan and related award agreements. For financial reporting purposes, the end of the service periods for these stock option and restricted stock unit grants have changed from the various respective vesting dates to September 1, 2020, the date of her retirement as President and CEO. Accordingly, all remaining stock compensation expense for Ms. Hawthorne, which totaled $1.7 million, was amortized, and included in general and administrative expense during the year ended December 31, 2020.

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

	2021	2020	2019
Stock option expense for the year ( in 000's)	$712	$412	$299
Aggregate exercise date intrinsic value of options exercised during the year (in 000's)	$4,559	$305	$1,567

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	0.8%	0.4%	2.0%
Expected volatility, based upon historical volatility	15.4%	22.3%	22.2%
Expected dividend yield	2.6%	3.3%	2.6%

Average estimated value of options granted during the year	$14.40	$15.27	$26.85

Included in 2021 compensation expense related to stock options was $0.1 million of expense resulting from modifications made to outstanding stock options because of the Special Cash Dividend paid in December 31, 2021. As of December 31, 2021, there was $0.9 million of unamortized compensation expense related to stock options expected to be recognize over a weighted average period of 3.0 years.

Cash received from 55,546 stock options exercised during the year ended December 31, 2021 was $5.0 million. Cash received from 4,136 stock options exercised during the year ended December 31, 2020 was $0.3 million. Cash received from 15,585 stock options exercised during the year ended December 31, 2019 was $1.0 million.

In connection with the Special Cash Dividend discussed in Note 9, the number of options and exercise prices of all outstanding options were adjusted pursuant to the anti-dilution provisions of the applicable plans so that the option holders would be neither advantaged nor disadvantaged because of the Special Cash Dividend.

Information with respect to stock options during 2021, 2020, and 2019 is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2018	143,415	$86.42
Granted	34,000	$163.95
Exercised	(15,585)	$62.15
Forfeited	(4,000)	$110.04
Outstanding at December 31, 2019	157,830	$104.92
Granted	18,000	$127.22
Exercised	(4,136)	$62.69
Forfeited	—	$—
Outstanding at December 31, 2020	171,694	$108.29
Granted	38,000	$162.63
Exercised	(55,546)	$90.24
Forfeited	—	$—
Special cash dividend adjustment (1)	5,422	$124.13
Outstanding at December 31, 2021	159,570	$123.87	6.21 Years	$9,622
Exercisable at December 31, 2021 (1)	79,651	$99.71	3.98 Years	$6,727

____________________________

(1)In accordance with the applicable equity award plan documents, the number and exercise price of outstanding options have been adjusted because of the Special Cash Dividend so that the option holder maintains their economic position with respect to the stockholders.

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

In March 2020, the Compensation Committee of the Board approved an annual performance-based equity incentive program (“Annual Equity Incentive Program”) under the Company’s 2012 Equity and Performance-Based Incentive Compensation Plan. Under the program, certain employees will be eligible on an annual basis to receive RSUs based on the Company’s achievement of pre-established targets for (i) growth in net asset value per share, and (ii) stockholder value creation, each as computed pursuant to the terms of the Annual Equity Incentive Program. In the event the pre-established targets are achieved, eligible employees will receive the target award, except that the Compensation Committee of the Board may adjust the actual award to 75%-125% of the target award based on the its assessment of whether certain strategic and operational goals were accomplished in the performance period. RSUs awarded under the Annual Equity Incentive Program for the 2021 performance year will be awarded on or around March 1, 2022 and will vest in five equal installments, with the first installment vesting on the award date. RSU holders will earn dividend equivalent rights during the vesting period.

In connection with the Annual Equity Incentive Program for the 2021 performance year, targets for 2021 were achieved at the threshold total return level. As such, subsequent to December 31, 2021, 25,140 restricted stock units were awarded with a March 1, 2021 grant date fair value of $3.6 million.

Information with respect to RSUs during 2021, 2020, and 2019 is as follows (dollar amounts in thousands):

		Weighted
	Number of	Average Grant
Restricted Stock Units:	RSUs	Date Fair Value
Nonvested at December 31, 2018	243,290	$23,386
Granted	6,400	1,137
Vested	(95,500)	(8,753)
Forfeited	(3,342)	(345)
Nonvested at December 31, 2019	150,848	15,425
Granted	46,036	5,562
Vested	(73,256)	(6,991)
Forfeited	(2,120)	(290)
Nonvested at December 31, 2020	121,508	$13,706
Granted	76,266	11,948
Vested	(61,243)	(6,255)
Forfeited	(17,940)	(2,107)
Nonvested at December 31, 2021	118,591	$17,292

Of the 76,266 RSUs the Company granted during the year ended December 31, 2021, 41,186 RSUs were granted to our President and CEO in April 2021 (discussed above), 10,955 were granted to our former Chief Financial Officer (“CFO”), 3,053 were granted to our Chief Accounting Officer and 16,970 RSUs in aggregate to our Divisional Vice Presidents. Subsequent to December 31, 2021, 14,070 RSUs previously awarded to our former CFO were forfeited.

As of December 31, 2021, there was $12.6 million of unamortized compensation expense related to RSUs expected to be recognized over a weighted average period of 3.3 years.

(In thousands, except number of shares)	2021	2020	2019
Restricted stock unit expense	$6,685	$4,475	$3,196
Shares of common stock issued upon vesting	35,714	43,458	55,267
Fair value of vested common stock on vesting date	$9,474	$10,350	$15,078
Cash paid for taxes in lieu of shares of common stock withheld upon vesting of RSUs	$3,940	$4,216	$6,350

Under the Retirement Plan for Non-Employee Directors (the “Director Retirement Plan”), the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 10,000 shares issued upon retirement. The Company recognizes compensation expense with regard to grants to be issued in the future under the Director Retirement Plan over the requisite service period. The Company recorded compensation expense related to these shares of $1.1 million, $0.8 million, and $1.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

In April 2021, we issued 10,000 shares of common stock to a director upon retirement with an aggregate fair value of $1.6 million. No director retirement shares were issued during the year ended December 31, 2020. In April 2019, we issued 8,000 shares of common stock to a director upon retirement with an aggregate fair value of $1.2 million. Compensation expense for such shares issued in 2021 and 2019 was previously recognized.

11. Commitments and contingencies

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

PS BUSINESS PARKS, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(IN THOUSANDS)

					Cost
					Capitalized
					Subsequent to	Gross Carrying Amount at
			Initial Cost to Company		Acquisition	December 31, 2021
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Buena Park Industrial Center	Buena Park, CA	317	$3,245	$7,703	$3,663	$3,245	$11,366	$14,611	$8,982	1997	5	-	30
Carson	Carson, CA	77	990	2,496	1,805	990	4,301	5,291	3,591	1997	5	-	30
Cerritos Business Center	Cerritos, CA	395	4,218	10,273	4,952	4,218	15,225	19,443	12,417	1997	5	-	30
Cerritos/Edwards	Cerritos, CA	31	450	1,217	1,728	450	2,945	3,395	2,443	1997	5	-	30
Concord Business Park	Concord, CA	246	12,454	20,491	1,282	12,454	21,773	34,227	8,788	2011	5	-	30
Culver City	Culver City, CA	147	3,252	8,157	6,608	3,252	14,765	18,017	12,572	1997	5	-	30
Bayview Business Park	Fremont, CA	104	4,990	4,831	412	4,990	5,243	10,233	2,379	2011	5	-	30
Christy Business Park	Fremont, CA	334	11,451	16,254	1,714	11,451	17,968	29,419	7,927	2011	5	-	30
Industrial Drive Distribution Center	Fremont, CA	199	7,482	6,812	1,257	7,482	8,069	15,551	3,477	2011	5	-	30
Bay Center Business Park	Hayward, CA	463	19,052	50,501	3,631	19,052	54,132	73,184	21,477	2011	5	-	30
Cabot Distribution Center	Hayward, CA	249	5,859	10,811	532	5,859	11,343	17,202	4,144	2011	5	-	30
Diablo Business Park	Hayward, CA	271	9,102	15,721	1,189	9,102	16,910	26,012	6,778	2011	5	-	30
Eden Landing	Hayward, CA	83	3,275	6,174	212	3,275	6,386	9,661	2,558	2011	5	-	30
Hayward Business Park	Hayward, CA	1,091	28,256	54,418	8,582	28,256	63,000	91,256	23,024	2011	5	-	30
Huntwood Business Park	Hayward, CA	176	7,391	11,819	1,383	7,391	13,202	20,593	5,213	2011	5	-	30
Parkway Commerce	Hayward, CA	407	4,398	10,433	4,724	4,398	15,157	19,555	12,384	1997	5	-	30
La Mirada Commerce Center	La Mirada, CA	73	11,122	2,153	513	11,122	2,666	13,788	364	2020	5	-	30
Laguna Hills Commerce Center	Laguna Hills, CA	513	16,262	39,559	9,422	16,262	48,981	65,243	39,294	1997	5	-	30
Plaza Del Lago	Laguna Hills, CA	101	2,037	5,051	4,232	2,037	9,283	11,320	7,755	1997	5	-	30
Canada Business Center	Lake Forest, CA	297	5,508	13,785	6,961	5,508	20,746	26,254	16,826	1997	5	-	30
Dixon Landing Business Park	Milpitas, CA	505	26,301	21,121	4,438	26,301	25,559	51,860	11,490	2011	5	-	30
Monterey/Calle	Monterey, CA	12	288	706	382	288	1,088	1,376	927	1997	5	-	30
Monterey Park	Monterey Park, CA	199	3,078	7,862	1,878	3,078	9,740	12,818	8,158	1997	5	-	30
Port of Oakland	Oakland, CA	200	5,638	11,066	914	5,638	11,980	17,618	4,901	2011	5	-	30
Kearney Mesa	San Diego, CA	164	2,894	7,089	3,983	2,894	11,072	13,966	8,642	1997	5	-	30
Rose Canyon Business Park	San Diego, CA	233	15,129	20,054	3,058	15,129	23,112	38,241	15,452	2005	5	-	30
Charcot Business Park	San Jose, CA	283	18,654	17,580	2,113	18,654	19,693	38,347	8,692	2011/2014	5	-	30
Las Plumas	San Jose, CA	214	4,379	12,889	6,900	4,379	19,789	24,168	17,082	1998	5	-	30
Little Orchard Distribution Center	San Jose, CA	213	7,725	3,846	1,851	7,725	5,697	13,422	2,135	2011	5	-	30
Montague Industrial Park	San Jose, CA	316	14,476	12,807	782	14,476	13,589	28,065	6,345	2011	5	-	30
Oakland Road	San Jose, CA	177	3,458	8,765	3,415	3,458	12,180	15,638	10,210	1997	5	-	30
Rogers Ave	San Jose, CA	67	3,540	4,896	564	3,540	5,460	9,000	3,379	2006	5	-	30
Doolittle Business Park	San Leandro, CA	113	3,929	6,231	355	3,929	6,586	10,515	2,677	2011	5	-	30
Bayshore Corporate Center	San Mateo, CA	340	25,109	36,891	7,647	25,109	44,538	69,647	18,644	2013	5	-	30
San Ramon/Norris Canyon	San Ramon, CA	52	1,486	3,642	1,385	1,486	5,027	6,513	4,154	1997	5	-	30
Commerce Park	Santa Clara, CA	251	17,218	21,914	4,012	17,218	25,926	43,144	18,298	2007	5	-	30

g

					Cost
					Capitalized
					Subsequent to	Gross Carrying Amount at
			Initial Cost to Company		Acquisition	December 31, 2021
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Santa Clara Tech Park	Santa Clara, CA	178	7,673	15,645	3,792	7,673	19,437	27,110	15,356	2000	5	-	30
San Tomas Business Center	Santa Clara, CA	79	12,932	3,549	931	12,932	4,480	17,412	707	2019	5	-	30
Walsh at Lafayette	Santa Clara, CA	321	13,439	17,890	1,223	13,439	19,113	32,552	8,535	2011	5	-	30
Hathaway Industrial Park	Santa Fe Springs, CA	543	65,494	36,786	2,715	65,494	39,501	104,995	3,557	2019	5	-	30
Signal Hill	Signal Hill, CA	343	16,360	16,678	3,851	16,360	20,529	36,889	12,634	1997/2006/2019	5	-	30
Airport Boulevard	So San Francisco, CA	52	899	2,387	809	899	3,196	4,095	2,702	1997	5	-	30
South San Francisco/Produce	So San Francisco, CA	41	776	1,886	514	776	2,400	3,176	1,987	1997	5	-	30
Studio City/Ventura	Studio City, CA	22	621	1,530	552	621	2,082	2,703	1,775	1997	5	-	30
Kifer Industrial Park	Sunnyvale, CA	287	13,227	37,874	1,946	13,227	39,820	53,047	15,730	2011	5	-	30
Torrance	Torrance, CA	147	2,318	6,069	3,833	2,318	9,902	12,220	8,206	1997	5	-	30
Boca Commerce	Boca Raton, FL	135	7,795	9,258	3,208	7,795	12,466	20,261	8,093	2006	5	-	30
MICC	Miami, FL	3,468	95,115	112,583	44,849	95,115	157,432	252,547	110,110	2003/2011/2014	5	-	30
Wellington	Wellington, FL	263	10,845	18,560	2,705	10,845	21,265	32,110	12,067	2006	5	-	30
Ammendale	Beltsville, MD	255	3,652	15,218	10,333	3,652	25,551	29,203	22,126	1998	5	-	30
Gaithersburg/Christopher	Gaithersburg, MD	29	475	1,203	905	475	2,108	2,583	1,733	1997	5	-	30
Gude Drive (Land)	Rockville, MD	—	1,142	—	328	1,142	328	1,470	243	2001	5	-	30
Parklawn Business Park	Rockville, MD	231	3,387	19,628	6,193	3,387	25,821	29,208	13,777	2010	5	-	30
The Grove 270	Rockville, MD	577	11,009	58,364	23,703	11,009	82,067	93,076	41,184	2010/2016	5	-	30
Ben White	Austin, TX	108	1,550	7,015	3,385	1,550	10,400	11,950	7,398	1998	5	-	30
Lamar Business Park	Austin, TX	198	2,528	6,596	8,477	2,528	15,073	17,601	12,321	1997	5	-	30
McKalla	Austin, TX	236	1,945	13,212	2,568	1,945	15,780	17,725	10,130	1998/2012	5	-	30
McNeil	Austin, TX	525	5,477	24,495	5,992	5,477	30,487	35,964	16,293	1999/2010/2012/2014	5	-	30
Rutland	Austin, TX	235	2,022	9,397	3,007	2,022	12,404	14,426	9,583	1998/1999	5	-	30
Waterford	Austin, TX	106	2,108	9,649	4,007	2,108	13,656	15,764	11,391	1999	5	-	30
Braker Business Park	Austin, TX	257	1,874	13,990	3,140	1,874	17,130	19,004	9,417	2010	5	-	30
Mopac Business Park	Austin, TX	117	719	3,579	739	719	4,318	5,037	2,347	2010	5	-	30
Southpark Business Park	Austin, TX	181	1,266	9,882	2,701	1,266	12,583	13,849	6,771	2010	5	-	30
Valwood Business Center	Carrollton, TX	356	2,510	13,859	4,002	2,510	17,861	20,371	7,506	2013	5	-	30
Northway Plaza	Farmers Branch, TX	131	1,742	4,503	2,629	1,742	7,132	8,874	2,763	2013	5	-	30
Springlake Business Center	Farmers Branch, TX	206	2,607	5,715	1,698	2,607	7,413	10,020	3,516	2013/2014	5	-	30
Westwood Business Park	Farmers Branch, TX	112	941	6,884	2,501	941	9,385	10,326	6,825	2003	5	-	30
Eastgate	Garland, TX	36	480	1,203	552	480	1,755	2,235	1,443	1997	5	-	30
Port America	Grapevine, TX	718	20,308	100,896	143	20,308	101,039	121,347	1,511	2021	5	-	30
Freeport Business Park	Irving, TX	339	5,552	17,568	3,428	5,552	20,996	26,548	6,664	2013/2021	5	-	30
NFTZ (1)	Irving, TX	231	1,517	6,499	4,024	1,517	10,523	12,040	8,919	1998	5	-	30
La Prada	Mesquite, TX	56	495	1,235	823	495	2,058	2,553	1,728	1997	5	-	30
Jupiter Business Park	Plano, TX	141	2,283	22,817	—	2,283	22,817	25,100	86	2021	5	-	30
The Summit	Plano, TX	184	1,536	6,654	4,420	1,536	11,074	12,610	9,252	1998	5	-	30
Arapaho Business Park	Richardson, TX	408	5,226	10,661	4,989	5,226	15,650	20,876	8,068	2013/2014	5	-	30
Richardson Business Park	Richardson, TX	117	799	3,568	3,232	799	6,800	7,599	5,872	1998	5	-	30
Bren Mar	Alexandria, VA	113	2,197	5,380	4,523	2,197	9,903	12,100	8,151	1997	5	-	30
Eisenhower	Alexandria, VA	95	1,440	3,635	2,947	1,440	6,582	8,022	5,567	1997	5	-	30

					Cost
					Capitalized
					Subsequent to	Gross Carrying Amount at
			Initial Cost to Company		Acquisition	December 31, 2021
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Pickett Industrial Park	Alexandria, VA	246	19,138	25,016	1,429	19,138	26,445	45,583	1,336	2020	5	-	30
Beaumont	Chantilly, VA	107	4,736	11,051	2,294	4,736	13,345	18,081	9,110	2006	5	-	30
Dulles South	Chantilly, VA	99	1,373	6,810	3,172	1,373	9,982	11,355	7,932	1999	5	-	30
Lafayette	Chantilly, VA	197	1,680	13,398	6,794	1,680	20,192	21,872	15,849	1999/2000	5	-	30
Fair Oaks Business Park	Fairfax, VA	290	13,598	36,232	10,498	13,598	46,730	60,328	31,981	2004/2007	5	-	30
Gunston	Lorton, VA	247	4,146	17,872	13,136	4,146	31,008	35,154	24,173	1998	5	-	30
The Mile	McLean, VA	628	38,279	83,596	27,497	38,279	111,093	149,372	58,282	2010/2011	5	-	30
Prosperity at Merrifield	Merrifield, VA	659	23,147	67,575	40,476	23,147	108,051	131,198	79,924	2001	5	-	30
Alban Road	Springfield, VA	150	1,935	4,736	5,261	1,935	9,997	11,932	8,385	1997	5	-	30
I-95	Springfield, VA	210	3,535	15,672	15,128	3,535	30,800	34,335	25,926	2000	5	-	30
Fullerton Road Industrial Park	Springfield, VA	243	7,438	24,971	1,241	7,438	26,212	33,650	3,990	2018	5	-	30
Northern Virginia Industrial Park	Springfield, VA	814	18,369	87,258	7,575	18,369	94,833	113,202	14,750	2018	5	-	30
Northpointe	Sterling, VA	147	2,767	8,778	5,182	2,767	13,960	16,727	11,920	1997/1998	5	-	30
Shaw Road	Sterling, VA	149	2,969	10,008	5,094	2,969	15,102	18,071	12,864	1998	5	-	30
Tysons Corporate Center	Vienna, VA	270	9,885	25,302	11,028	9,885	36,330	46,215	19,502	2010	5	-	30
Woodbridge	Woodbridge, VA	114	1,350	3,398	2,484	1,350	5,882	7,232	4,947	1997	5	-	30
212th Business Park	Kent, WA	951	19,573	17,695	13,478	19,573	31,173	50,746	15,437	2012	5	-	30
Overlake	Redmond, WA	371	20,906	38,522	8,045	20,906	46,567	67,473	32,500	2007	5	-	30
Renton	Renton, WA	28	330	889	760	330	1,649	1,979	1,393	1997	5	-	30

Total commercial real estate		27,010	845,531	1,678,797	475,368	845,531	2,154,165	2,999,696	1,167,824

Highgate at The Mile	McLean, VA	395 units	21,814	84,923	49	21,814	84,972	106,786	10,573	2018	5	-	40
Total real estate facilities			867,345	1,763,720	475,417	867,345	2,239,137	3,106,482	1,178,397

Properties held for sale
Royal Tech	Irving, TX	702	12,683	48,521	26,214	12,683	74,735	87,418	56,285	1998-2000/2011	5	-	30
Total		27,712	$880,028	$1,812,241	$501,631	$880,028	$2,313,872	$3,193,900	$1,234,682

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

4.4		Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Filed.
10.1

Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 14, 1995. Filed as exhibit 10.8 to PS’s Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 001-08389) and incorporated herein by reference.

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

10.4	*	Form of Indemnification Agreement. Filed with Registrant’s Current Report on Form 8-K dated May 17, 2021 (SEC File No. 001-10709) and incorporated herein by reference.
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

10.10

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

10.11	*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (SEC File No. 333-104604) and incorporated herein by reference.
10.12	*	Revised Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.13	*

Amendment to Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.

10.14	*

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

10.19	*

Offer Letter/Employment Agreement, dated February 26, 2021, between the Company and Dan M. Chandler, III. Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (SEC File No. 001-10709) and incorporated herein by reference.

10.20	*†	Offer Letter/Employment Agreement, dated October 5, 2021, between the Company and Adeel Khan. Filed herewith.
21	†	List of Subsidiaries. Filed herewith.
23	†	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101	.INS	XBRL Instance Document. Filed herewith.
101	.SCH	XBRL Taxonomy Extension Schema. Filed herewith.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.
101	.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Denotes management contract or compensatory plan agreement or arrangement.

†Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2022

PS Business Parks, Inc.

By:	/s/ Stephen W. Wilson
Stephen W. Wilson
Interim President and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr.	Chairman of the Board	February 22, 2022
Ronald L. Havner, Jr.

/s/ Stephen W. Wilson	Director, Interim Chief Executive Officer	February 22, 2022
Stephen W. Wilson	(Interim Principal Executive Officer)

/s/ Maria R. Hawthorne	Director, Interim Chief Operating Officer	February 22, 2022
Maria R. Hawthorne

/s/ Adeel Khan	Chief Financial Officer (Principal	February 22, 2022
Adeel Khan	Financial and Accounting Officer)

/s/ Jennifer Holden Dunbar	Director	February 22, 2022
Jennifer Holden Dunbar

/s/ M. Christian Mitchell	Director	February 22, 2022
M. Christian Mitchell

/s/ Irene H. Oh	Director	February 22, 2022
Irene H. Oh

/s/ Kristy M. Pipes	Director	February 22, 2022
Kristy M. Pipes

/s/ Gary E. Pruitt	Director	February 22, 2022
Gary E. Pruitt

/s/ Robert S. Rollo	Director	February 22, 2022
Robert S. Rollo

/s/ Joseph D. Russell, Jr.	Director	February 22, 2022
Joseph D. Russell, Jr.

/s/ Peter Schultz	Director	February 22, 2022
Peter Schultz