Form 10-Q
period 2022-03-31
PS BUSINESS PARKS, INC./MD
filed 2022-05-02
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of April 27, 2022, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,627,443.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS

Cash and cash equivalents	$104,204	$27,074

Real estate facilities, at cost
Land	865,214	867,345
Buildings and improvements	2,244,104	2,239,137
	3,109,318	3,106,482
Accumulated depreciation	(1,197,811)	(1,178,397)
	1,911,507	1,928,085
Properties held for sale, net	—	33,609
Land and building held for development, net	97,212	78,990
	2,008,719	2,040,684
Rent receivable	2,988	1,621
Deferred rent receivable	37,484	37,581
Other assets	13,176	16,262
Total assets	$2,166,571	$2,123,222

LIABILITIES AND EQUITY

Accrued and other liabilities	$95,509	$97,151
Credit facility	20,000	32,000
Total liabilities	115,509	129,151
Commitments and contingencies
Equity
PS Business Parks, Inc.’s stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 30,200 shares issued and outstanding at March 31, 2022 and December 31, 2021	755,000	755,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 27,627,443 and 27,589,807 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	276	275
Paid-in capital	754,387	752,444
Accumulated earnings	270,243	226,737
Total PS Business Parks, Inc.’s stockholders’ equity	1,779,906	1,734,456
Noncontrolling interests	271,156	259,615
Total equity	2,051,062	1,994,071
Total liabilities and equity	$2,166,571	$2,123,222
See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Rental income	$112,840	$108,047

Expenses
Cost of operations	34,114	33,218
Depreciation and amortization	23,132	22,985
General and administrative	11,324	4,382
Total operating expenses	68,570	60,585

Interest and other income	246	256
Interest and other expense	(330)	(211)
Gain on sale of real estate facilities	56,959	—
Net income	101,145	47,507
Allocation to noncontrolling interests	(19,049)	(7,411)
Net income allocable to PS Business Parks, Inc.	82,096	40,096
Allocation to preferred stockholders	(9,580)	(12,046)
Allocation to restricted stock unit holders	(523)	(164)
Net income allocable to common stockholders	$71,993	$27,886

Net income per share of common stock
Basic	$2.61	$1.01
Diluted	$2.60	$1.01

Weighted average common stock outstanding
Basic	27,607	27,495
Diluted	27,691	27,594
See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in thousands, except share data)
(Unaudited)

Three months ended March 31, 2022	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Earnings	Total PS Business Parks, Inc.’s Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	30,200	$755,000	27,589,807	$275	$752,444	$226,737	$1,734,456	$259,615	$1,994,071
Issuance of common stock in connection with share-based compensation	—	—	37,636	1	2,101	—	2,102	—	2,102
Stock compensation, net	—	—	—	—	773	—	773	—	773
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	—	—	—	—	(931)	—	(931)	—	(931)
Capital contribution from noncontrolling interests—joint venture	—	—	—	—	—	—	—	186	186
Net income	—	—	—	—	—	82,096	82,096	19,049	101,145
Distributions						—
Preferred stock (Note 9)	—	—	—	—	—	(9,580)	(9,580)	—	(9,580)
Common stock ($1.05 per share)	—	—	—	—	—	(29,010)	(29,010)	—	(29,010)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(7,671)	(7,671)
Joint venture	—	—	—	—	—	—	—	(23)	(23)
Balances at March 31, 2022	30,200	$755,000	27,627.443	$276	$754,387	$270,243	$1,779,906	$271,156	$2,051,062

Three months ended March 31, 2021
Balances at December 31, 2020	37,790	$944,750	27,488,547	$274	$738,022	$73,631	$1,756,677	$218,963	$1,975,640
Issuance of common stock in connection with share-based compensation	—	—	28,392	—	—	—	—	—	—
Stock compensation, net	—	—	—	—	1,616	—	1,616	—	1,616
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	—	—	—	—	(3,197)	—	(3,197)	—	(3,197)
Capital contribution from noncontrolling interests—joint venture	—	—	—	—	—	—	—	159	159
Issuance costs	—	—	—	—	(105)	—	(105)	—	(105)
Net income	—	—	—	—	—	40,096	40,096	7,411	47,507
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(12,046)	(12,046)	—	(12,046)
Common stock ($1.05 per share)	—	—	—	—	—	(28,872)	(28,872)	—	(28,872)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(7,671)	(7,671)
Joint venture	—	—	—	—	—	—	—	(17)	(17)
Balances at March 31, 2021	37,790	$944,750	27,516,939	$274	$736,336	$72,809	$1,754,169	$218,845	$1,973,014
See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$101,145	$47,507
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	23,132	22,985
Straight-line rent and amortization of lease intangibles, net	(1,157)	(1,307)
Gain on sale of real estate facilities	(56,959)	—
Stock compensation expense	940	1,780
Amortization of financing costs	252	136
Other, net	(798)	(2,277)
Total adjustments	(34,590)	21,317
Net cash provided by operating activities	66,555	68,824
Cash flows from investing activities
Capital expenditures to real estate facilities	(7,860)	(5,816)
Capital expenditures to land and building held for development, net	(16,251)	(10,608)
Proceeds from sale of real estate facilities	91,907	—
Net cash provided by (used in) investing activities	67,796	(16,424)
Cash flows from financing activities
Proceeds from borrowing on credit facility	20,000	—
Repayment of borrowing on credit facility	(32,000)	—
Payment of financing costs	(106)	(78)
Proceeds from the exercise of stock options	2,102	—
Payment of Issuance costs	—	(105)
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	(931)	(3,197)
Cash paid to restricted stock unit holders	(188)	(164)
Capital contribution from noncontrolling interests – joint venture	186	159
Distributions paid to preferred stockholders	(9,580)	(12,046)
Distributions paid to common stockholders	(29,010)	(28,872)
Distributions paid to noncontrolling interests—common units	(7,671)	(7,671)
Distributions paid to noncontrolling interests—joint venture	(23)	(17)
Net cash used in financing activities	(57,221)	(51,991)
Net increase in cash and cash equivalents	77,130	409
Cash, cash equivalents and restricted cash at the beginning of the period	28,162	70,171
Cash, cash equivalents and restricted cash at the end of the period	$105,292	$70,580

Supplemental disclosures
Interest Paid	$35	$—
Supplemental schedule of non-cash investing and financing activities
Accrued capital expenditures to land and building held for development
Land and building held for development, net	$5,565	$2,615
Accrued and other liabilities	$(5,565)	$(2,615)
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
1. Organization and description of business
Organization
PS Business Parks, Inc. (“PSB”), a Maryland corporation, was organized in 1990. Effective May 19, 2021, following approval by its common and preferred stockholders, PSB reincorporated from the state of California to the state of Maryland. As of March 31, 2022, PSB owned 79.1% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and its consolidated joint ventures, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS also owns 7.2 million shares of common stock and would own 41.4% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for shares of common stock.

Refer to Note 12 for information regarding the Merger Agreement (defined below) the Company entered into on April 24, 2022.
Description of business
The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, industrial-flex and low-rise suburban office space. As of March 31, 2022, the Company owned and operated 27.0 million rentable square feet of commercial space in six states, comprising 96 parks and 652 buildings. The Company also held a 95.0% interest in a joint venture entity which owns Highgate at The Mile, a 395- unit multifamily apartment complex located in Tysons, Virginia, and a 98.2% interest in a joint venture formed to develop Brentford at The Mile, a planned 411- unit multifamily apartment complex also located in Tysons, Virginia. The Company also manages for a fee approximately 0.3 million rentable square feet on behalf of PS.
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
The accompanying unaudited consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP and its consolidated joint ventures. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
We have a 98.2% interest in Brentford at The Mile, a planned 411- unit multifamily apartment complex (the “Brentford Joint Venture”). An unrelated real estate development company (the “JV Partner”) holds the remaining 1.8% interest. Based on management’s analysis of the joint venture and certain related agreements, we determined Brentford Joint Venture is a VIE because (a) Brentford Joint Venture does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, and (b) there are no substantive kick-out rights. We have also concluded we have control over the Brentford Joint Venture as we (i) are the managing member of the Brentford Joint Venture, (ii) have designated decision making power to direct the activities that most significantly affect the economic performance of the Brentford Joint Venture, and (iii) have a 98.2% economic interest in the investment. Thus, we determined that we are the primary beneficiary of Brentford Joint Venture. As such, we consolidate the Brentford Joint Venture, and the related land and development costs of $69.5 million and $59.9 million were included in land and building held for development, net on our consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. The assets of the Brentford Joint Venture may only be used to settle obligations of the Brentford Joint Venture and the creditors of the Brentford Joint Venture have no recourse to the general credit of the Company. See Note 4 for more information relating to this joint venture arrangement.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets (in thousands):

	December 31,
	2021	2020
Consolidated balance sheets
Cash and cash equivalents	$27,074	$69,083
Restricted cash included in Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash at the end of the period	$28,162	$70,171

	March 31,
	2022	2021
Consolidated balance sheets
Cash and cash equivalents	$104,204	$69,492
Restricted cash included in Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash at the end of the period	$105,292	$70,580
Intangible assets/liabilities
When we acquire real estate facilities, an intangible asset is recorded in other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded in other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of March 31, 2022, the value of above-market in-place rents resulted in net intangible assets of $0.6 million, net of $11.7 million of accumulated amortization, and the value of below-market in-place rents resulted in net intangible liabilities of $2.5 million, net of $13.4 million of accumulated amortization. As of December 31, 2021, the value of above-market in-place rents resulted in net intangible assets of $0.6 million, net of $11.6 million of accumulated amortization, and the value of below-market in-place rents resulted in net intangible liabilities of $2.8 million, net of $13.1 million of accumulated amortization.
Additionally, when we acquire real estate facilities, the value of in-place lease intangible (i.e., customer lease-up costs) is recorded in other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of March 31, 2022, the value of acquired in-place lease intangible resulted in net intangible assets of $5.2 million, net of $11.3 million of accumulated amortization. As of December 31, 2021, the value of acquired in-place leases resulted in net intangible assets of $6.0 million, net of $10.5 million of accumulated amortization.
As of March 31, 2022, the value of our right-of-use (“ROU”) assets relating to our existing ground lease arrangements, included in “other assets” on our consolidated balance sheets and the corresponding liability included under “accrued and other liabilities,” was $1.3 million, net of $0.4 million of accumulated amortization. As of December 31, 2021, the value of our ROU assets and related liability relating to our ground lease arrangements was $1.3 million, net of $0.3 million of accumulated amortization. The ground leases expire in 2029 and 2030 and do not have options to extend. As of March 31, 2022, the remaining lease terms were 7.5 years and 7.8 years. Lease expense for these ground leases is recognized in the period the applicable costs are incurred, and the monthly lease amount for these operating leases is constant and without contractual increases throughout the remaining terms.
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

Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount of the asset to its estimated fair value. If an impairment charge is not required to be recognized, the recognition of depreciation or amortization is adjusted prospectively, as necessary, to reduce the carrying amount of the asset to its estimated disposition value over the remaining period that the asset is expected to be held and used. We may adjust the depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.
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

The Company recognized revenue from its lease arrangements aggregating to $112.8 million and $108.0 million for the three months ended March 31, 2022 and 2021, respectively. This revenue consisted primarily of rental income from operating leases and the related variable lease payments resulting from reimbursements of property operating expenses. Base rental income was $84.8 million and $82.1 million for the three months ended March 31, 2022 and 2021, respectively. Variable lease payments, consisting primarily of reimbursement of property operating expenses, were $28.0 million and $25.9 million for the three months ended March 31, 2022 and 2021.
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
Since the onset of the COVID-19 pandemic, the Company entered into rent relief agreements consisting of $6.2 million of rent deferrals and $1.6 million of rent abatements. As of March 31, 2022, the 307 current customers that received rent relief account for 9.60% of rental income. Also as of March 31, 2022, the Company had collected $5.4 million of rent deferral repayment, representing 99.8% of the amounts scheduled to be repaid through March 31, 2022. An additional $0.8 million of rent deferral repayment is scheduled to be repaid thereafter. The duration and severity of the effects of the COVID-19 pandemic on the economy are uncertain and are likely to impact collectability of certain customers’ rent receivable balances in the future. The Company has taken into account the current financial condition of its tenants, including consideration of COVID-19 impacts, in its estimation of its uncollectible accounts and deferred rents receivable at March 31, 2022. The Company is closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.
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
We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of March 31, 2022 and December 31, 2021, we did not recognize any tax benefit for uncertain tax positions.

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

	Three Months Ended March 31,
	2022	2021
Calculation of net income allocable to common stockholders
Net income	$101,145	$47,507
Net (income) loss allocated to
Preferred stockholders based upon distributions	(9,580)	(12,046)
Noncontrolling interests—joint venture	1	(2)
Restricted stock unit holders	(523)	(164)
Net income allocable to common stockholders and noncontrolling interests—common units	91,043	35,295
Net income allocation to noncontrolling interests—common units	(19,050)	(7,409)
Net income allocable to common stockholders	$71,993	$27,886

Calculation of common partnership units as a percentage of common stock equivalents
Weighted average common stock outstanding	27,607	27,495
Weighted average common partnership units outstanding	7,305	7,305
Total common stock equivalents	34,912	34,800
Common partnership units as a percentage of common stock equivalents	20.9%	21.0%
Weighted average common stock outstanding
Basic weighted average common stock outstanding	27,607	27,495
Net effect of dilutive stock compensation—based on treasury stock method using average market price	84	99
Diluted weighted average common stock outstanding	27,691	27,594

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
3. Real estate facilities
Activity related to our real estate facilities for the three months ended March 31, 2022 was as follows (in thousands):

	Land	Buildings and Improvements	Accumulated Depreciation	Total
Balances at December 31, 2021	$867,345	$2,239,137	$(1,178,397)	$1,928,085
Capital expenditures	—	7,868	—	7,868
Disposals (1)	—	(2,894)	2,894	—
Depreciation and amortization expense	—	—	(22,308)	(22,308)
Transfer to properties held for development	(2,131)	—	—	(2,131)
Transfer to properties held for sale	—	(7)	—	(7)
Balances at March 31, 2022	$865,214	$2,244,104	$(1,197,811)	$1,911,507
_______________
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
As of March 31, 2022, we have commitments, pursuant to executed leases throughout our portfolio, to spend $11.4 million on leasing transaction costs, which include tenant improvements and lease commissions.
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

As of March 31, 2022, we were in the process of developing an approximately 83,000 square foot multi-tenant industrial building at our 212 Business Park located in Kent, Washington. During the quarter ended March 31, 2022, $1.5 million was reclassified from land to property held for development on our consolidated balance sheet and, as of March 31, 2022, $5.5 million of the estimated $16.0 million total development costs had been incurred. The total investment, inclusive of land and development costs, for the 212 Business Park development is projected to be $17.5 million. This construction project is scheduled to be completed in the fourth quarter of 2022. As of March 31, 2022, we have contractual construction commitments totaling $10.5 million that will be paid to various contractors as the project is completed.
As of March 31, 2022, we were in the process of developing an approximately 17,000 square foot multi-tenant industrial building at our Boca Commerce Park, located in Boca Raton, Florida. During the quarter ended March 31, 2022, $0.6 million was reclassified from land to property held for development on our consolidated balance sheet and, as of March 31, 2022, $2.3 million of the estimated $4.2 million total development costs had been incurred. The total investment, inclusive of land and development costs, for the Boca Commerce Park development is projected to be $4.8 million. This construction project is scheduled to be completed in the fourth quarter of 2022. As of March 31, 2022, we have contractual construction commitments totaling $1.9 million that will be paid to various contractors as the project is completed.
Dispositions

Refer to “Note 12. Subsequent Events” for information regarding the Merger Agreement the Company entered into on April 24, 2022.

In March 29, 2022, the Company sold a 702,000 square foot industrial-flex business park located in Irving, Texas, for net sale proceeds of $91.9 million, which resulted in a gain on sale of $57.0 million. (the "2022 Asset Sold"). There were no asset sales during the three months ended March 31, 2021.
The Company determined that the 2022 Asset Sold did not meet the criteria for discontinued operations presentation, as the sale of such assets did not represent a strategic shift that will have a major effect on our operations and financial results.
4. Multifamily developmental activity
In August 2020, the Company entered into the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411- unit multifamily apartment complex. Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed a parcel of land to the Brentford Joint Venture (the “Brentford Parcel”) at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.1 million as of March 31, 2022.
Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months. As of March 31, 2022, the development cost incurred was $64.4 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.1 million cost basis in the Brentford Parcel. As of March 31, 2022, we have contractual construction commitments totaling $31.6 million that will be paid to various contractors as the project is completed.
5. Leasing activity
The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses that may be collectable under these leases, as of March 31, 2022 is as follows (in thousands):

Remainder of 2022	$226,849
2023	247,271
2024	179,063
2025	112,943
2026	76,014
Thereafter	115,503
Total	$957,643
In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $28.0 million and $25.9 million for the three months ended March 31, 2022 and 2021, respectively. These variable lease payment amounts are included as rental income in the accompanying consolidated statements of income.
Leases accounting for 2.5% of total leased square footage are subject to termination options, of which 1.6% have termination options exercisable through December 31, 2022. In general, these leases provide for termination payments to us should the termination options be exercised. Certain leases also have an option to extend the term of the lease. The future minimum rental income in the above table assumes termination options and lease extension options are not exercised.
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
The Company had a $20.0 million and $32.0 million balance outstanding, at an interest rate of 1.16% and 0.80%, on its Credit Facility at March 31, 2022 and December 31, 2021, respectively. In connection with the Amended Credit Agreement, the Company paid $2.2 million of loan origination costs. The Company had $2.0 million and $2.1 million of total unamortized loan origination costs as of March 31, 2022 and December 31, 2021, respectively, which are included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires the Company to meet certain covenants, all of which it was in compliance with as of March 31, 2022. Interest on outstanding borrowings is payable monthly.
7. Noncontrolling interests
Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $267.1 million and $255.7 million at March 31, 2022 and December 31, 2021, respectively, and (ii) the JV Partner’s interests in our consolidated joint ventures, totaling $4.1 million and $3.9 million at March 31, 2022 and December 31, 2021, respectively.
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
In allocating net income and presenting equity, we treat the common partnership units as if converted to shares of common stock. Accordingly, they received the same net income allocation per unit as a share of common stock totaling $19.1 million and $7.4 million for the three months ended March 31, 2022 and 2021, respectively.
JV Partner
During the three months ended March 31, 2022, the Company recorded capital contributions of $0.2 million, from the JV Partner related to its noncontrolling interest in the Brentford Joint Venture.
8. Related party transactions
We manage certain industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues, which is included in interest and other income on our consolidated statements of income. Management fee revenues were $0.1 million for each of the three months ended March 31, 2022 and 2021. We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses totaling $0.1 million for each of the three months ended March 31, 2022 and 2021.
The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.
PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were less than $0.1 million for each of the three months ended March 31, 2022 and 2021. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling less than $0.1 million for each of the three months ended March 31, 2022 and 2021. These amounts are included under cost of operations on our consolidated statements of income.
Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $0.2 million for costs PS incurred on our behalf for each of the three months ended March 31, 2022 and 2021. PS reimbursed us less than $0.1 million for costs we incurred on their behalf for each of the three months ended March 31, 2022 and 2021.
The Company had net amounts due to PS of $0.3 million and due from PS of $0.2 million at March 31, 2022 and December 31, 2021, respectively, for these contracts.
9. Stockholders’ equity
Preferred stock
As of March 31, 2022 and December 31, 2021, the Company had the following series of preferred stock outstanding:

Series	Issuance Date	Earliest Potential Redemption Date	Dividend Rate	Shares Outstanding	Amount (in thousands)
Series X	September 2017	September 2022	5.250%	9,200	230,000
Series Y	December 2017	December 2022	5.200%	8,000	200,000
Series Z	November 2019	November 2024	4.875%	13,000	325,000
Total				30,200	$755,000

We paid $9.6 million and $12.0 million in distributions to our preferred stockholders for the three months ended March 31, 2022 and 2021, respectively.
The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of our preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At March 31, 2022, there were no dividends in arrears.
Except under certain conditions relating to the Company’s qualification as a REIT, our preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depository share, plus any accrued and unpaid dividends.
Common stock and units
We paid $29.0 million and $28.9 million ($1.05 per share of common stock) in distributions to our common stockholders for each of the three months ended March 31, 2022 and 2021, respectively.
We paid $7.7 million ($1.05 per common unit) in distributions to our common unit holders for each of the three months ended March 31, 2022 and 2021, respectively.
Equity stock
The Company is authorized to issue 100.0 million shares of equity stock. Our articles of incorporation provide that equity stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of equity stock. As of March 31, 2022 and December 31, 2021, no equity stock had been issued.
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
In connection with the separation agreement with our former President and Chief Executive Officer (“CEO”), who stepped down from his positions with the Company for health reasons effective March 23, 2022,     the Company paid a lump sum payment of $6.6 million in exchange for 41,186 restricted stock units owned by the former CEO, which represents the market value of the Company common stock underlying such units as of March 18, 2022.
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
For the three months ended March 31, 2022, we recorded $0.1 million in compensation expense related to stock options as compared to $0.2 million for the same period in 2021.
During the three months ended March 31, 2022, no stock options were granted, 27,403 options were exercised and no options were forfeited. A total of 132,167 and 159,570 options were outstanding at March 31, 2022 and December 31, 2021, respectively.
Restricted Stock Units
RSUs granted prior to 2016 are subject to a six-year vesting, with 20% vesting after year two, and 20% vesting after each of the next four years. RSUs granted during and subsequent to 2016 are subject to a five-year vesting at the rate of 20% per year or a three-year vesting at the rate of one-third per year. Grantees receive dividends for each outstanding RSU equal to the per share dividend received by common stockholders, which are recorded in paid-in capital. We expense any dividends previously paid upon forfeiture of the related RSU. Upon vesting, the grantee receives shares of common stock equal to the number of vested RSUs, less shares of common stock withheld in exchange for tax withholding made by the Company to satisfy the grantee’s statutory tax liabilities arising from the vesting. The fair value of our RSUs is determined based upon the applicable closing trading price of our common stock on the date of grant.
In March 2020, the Compensation Committee of the Board approved an annual performance-based equity incentive program (“Annual Equity Incentive Program”) under the Company’s 2012 Equity and Performance-Based Incentive Compensation Plan. Under the program, certain employees will be eligible on an annual basis to receive RSUs based on the Company’s achievement of pre-established targets for (i) growth in net asset value per share, and (ii) stockholder value creation, each as computed pursuant to the terms of the Annual Equity Incentive Program. In the event the pre-established targets are achieved, eligible employees will receive the target award, except that the Compensation Committee of the Board may adjust the actual award to 75% to 125% of the target award based on its assessment of whether certain strategic and operational goals were accomplished in the performance period. RSUs awarded under the Annual Equity Incentive Program for the 2022 performance year will be awarded on or around March 1, 2023 and will vest in five equal installments, with the first installment vesting on the award date. RSU holders will earn dividend equivalent rights during the vesting period.
For the three months ended March 31, 2022, respectively, we recorded $0.5 million in compensation expense related to RSUs as compared to $1.4 million for the same period in 2021.
During the three months ended March 31, 2022, 38,151 RSUs were granted, 16,076 RSUs vested and 55,396 RSUs were forfeited. Tax withholding totaling $0.9 million were made on behalf of employees in exchange for 5,843 shares of common stock withheld upon vesting for the three months ended March 31, 2022 resulting in the issuance of 10,233 shares of common stock.
Tax withholding totaling $3.2 million were made on behalf of employees in exchange for 20,791 shares of common stock withheld upon vesting for the three months ended March 31, 2021 resulting in the issuance of 28,392 shares of common stock. A total of 85,270 and 118,591 RSUs were outstanding at March 31, 2022 and December 31, 2021, respectively.
Under the Retirement Plan for Non-Employee Directors (the “Director Retirement Plan”), the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 10,000 shares issued upon retirement. The Company recognizes compensation expense with regard to grants to be issued in the future under the Director Retirement Plan over the requisite service period. For the three months ended March 31, 2022, we recorded $0.3 million in compensation expense related to these shares as compared to $0.2 million for the same period in 2021.
No director retirement shares were issued during the three months ended March 31, 2022 and March 31, 2021, respectively.

12. Subsequent Events
On April 24, 2022, PSB and the OP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sequoia Parent LP, a Delaware limited partnership (“Parent”), Sequoia Merger Sub I LLC, a Maryland limited liability company (“Merger Sub I”), and Sequoia Merger Sub II LLC, a Maryland limited liability company (“Merger Sub II,” together with Parent and Merger Sub I, the “Parent Parties”), whereby affiliates of Blackstone Inc. (“Blackstone”) will acquire all outstanding shares of PSB common stock for $187.50 per share in cash. Pursuant to the Merger Agreement, Merger Sub II will merge with and into the OP (the “Partnership Merger”), and, immediately following the Partnership Merger, Merger Sub I will merge with and into PSB (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Partnership Merger, the Partnership will survive and the separate existence of Merger Sub II will cease. Upon completion of the Company Merger, PSB will survive and the separate existence of Merger Sub I will cease. Prior to the closing of the Mergers, the OP will be converted from a California limited partnership into a Maryland limited partnership.
Subject to the terms and conditions set forth in the Merger Agreement, each share of the Company’s common stock and each common unit of partnership interest of the OP, respectively, will be converted into the right to receive an amount in cash equal to $187.50, without interest. Each share of PSB’s outstanding preferred stock (and each depositary share representing an interest therein) will be unaffected and will remain outstanding in accordance with their respective terms.
From the date of the Merger Agreement through the closing, the Company may declare and pay regular, quarterly cash distributions to holders of its common stock and to holders of common units of partnership interest of the OP, in an amount of up to $1.05 per share or unit, including a pro rata distribution in respect of any stub period. Additionally, the Company is permitted to declare and pay regular quarterly dividends on its shares of preferred stock. Subject to the terms of the Merger Agreement, immediately prior to the effective time of the Partnership Merger, the Company will also pay a closing cash dividend (the “Closing Cash Dividend”) to holders of record of Company common stock as of the close of business on the business day immediately prior to the closing date in an aggregate amount no greater than the cash available for distribution, which Closing Cash Dividend will be designated, to the maximum extent permitted by applicable law, as a “capital gains dividend” under the Code. The per share merger consideration will be reduced by the per share amount of such Closing Cash Dividend.
The consummation of the Mergers is subject to certain customary closing conditions, including, among others, approval of the Company Merger by holders of a majority of the outstanding shares of Company common stock. A termination fee equal to $110 million may be payable by PSB if the Merger Agreement is terminated by the Company prior to June 4, 2022, as more fully described in the Merger Agreement. A fee of up to $220 million may be payable by PSB if the Merger Agreement is terminated in certain other specified circumstances, as more fully described in the Merger Agreement. A fee of $735 million may be payable by an affiliate of Blackstone upon termination of the transaction, as more fully described in the Merger Agreement.
In connection with the transaction, the Company, Blackstone and PS entered into a support agreement, pursuant to which PS agreed, among other things, that at any meeting of the stockholders of the Company or partners of the OP, vote its common equity interests in the Company and the OP in favor of adopting the Merger Agreement and approving the Mergers and the transactions contemplated thereby. The support agreement will automatically terminate in certain cases, including upon the termination of the Merger Agreement in accordance with its terms. As of April 21, 2022, PS held approximately 25.9% of the issued and outstanding shares of common stock of the Company and 20.9% of the issued and outstanding common units of partnership interest of the OP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (i) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement described in Note 12 – “Subsequent Events” to our consolidated financial statements under Item 15 in this quarterly report on Form 10-Q; (ii) the failure to obtain the approval of PSB’s stockholders of the proposed transaction or the failure to satisfy any of the other conditions to the completion of the proposed transaction; (iii) stockholder litigation in connection with the proposed transaction, which may affect the timing or occurrence of the proposed transaction or result in significant costs of defense, indemnification and liability; (iv) the effect of the announcement of the proposed transaction on the ability of PSB to retain and hire key personnel and maintain relationships with its tenants, vendors and others with whom it does business, or on its operating results and businesses generally; (v) risks associated with the disruption of management’s attention from ongoing business operations due to the proposed transaction; (vi) the ability to meet expectations regarding the timing and completion of the proposed transaction; (vii) significant transaction costs, fees, expenses and charges; (viii) the duration and severity of the coronavirus (“COVID-19”) pandemic and its impact on our business and our customers; (ix) changes in general economic and business conditions, including as a result of the economic fallout of the COVID-19 pandemic; (x) potential regulatory actions to close our facilities or limit our ability to evict delinquent customers; (xi) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (xii) tenant defaults; (xiii) the effect of the recent credit and financial market conditions; (xiv) our failure to maintain our status as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”); (xv) the economic health of our customers; (xvi) the health of our officers and directors; (xvii) increases in operating costs; (xviii) casualties to our properties not covered by insurance; (xix) the availability and cost of capital; (xx) increases in interest rates and its effect on our stock price; (xxi) security breaches, including ransomware, or a failure of our networks, systems or technology which could adversely impact our operations or our business, customer and employee relationships or result in fraudulent payments; (xxii) the impact of inflation; and (xxiii) other factors discussed under the heading “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.
Critical Accounting Policies and Estimates:
Our critical accounting estimates are defined as accounting estimates or assumptions made in accordance with U.S. generally accepted accounting principles ("GAAP"), which involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our significant accounting policies, which utilize these critical accounting estimates, are described in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements under Item 15 in this quarterly report on Form 10-Q.

During the three months ended March 31, 2022, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Business Overview
The Company is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, industrial-flex, and low rise-suburban office space. As of March 31, 2022, the Company owned and operated 27.0 million rentable square feet of commercial space in six states consisting of 96 parks and 652 buildings. The Company’s properties are primarily located in major coastal markets that have experienced long-term economic growth. The Company also held a 95.0% interest in a joint venture entity which owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia, and a 98.2% interest in a joint venture formed to develop Brentford at The Mile, a planned 411-unit multifamily apartment complex also located in Tysons, Virginia.

Pending merger transaction: Refer to Note 12 – “Subsequent Events” to our consolidated financial statements under Item 15 in this quarterly report on Form 10-Q, for information regarding the merger agreement the Company enter into on April 24, 2022 (the mergers described therein, the “Merger”).
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
As of March 31, 2022, we were in the process of developing an approximately 83,000 square foot multi-tenant industrial building at our 212 Business Park located in Kent, Washington. During the quarter ended March 31, 2022, $1.5 million was reclassified from land to property held for development on our consolidated balance sheet and, as of March 31, 2022, $5.5 million of the estimated $16.0 million total development costs had been incurred. The total investment, inclusive of land and development costs, for the 212 Business Park development is projected to be $17.5 million. This construction project is scheduled to be completed in the fourth quarter of 2022. As of March 31, 2022, we have contractual construction commitments totaling $10.5 million that will be paid to various contractors as the project is completed.
As of March 31, 2022, we were in the process of developing an approximately 17,000 square foot multi-tenant industrial building at our Boca Commerce Park, located in Boca Raton, Florida. During the quarter ended March 31, 2022, $0.6 million was reclassified from land to property held for development on our consolidated balance sheet and, as of March 31, 2022, $2.3 million of the estimated $4.2 million total development costs had been incurred. The total investment, inclusive of land and development costs, for the Boca Commerce Park development is projected to be $4.8 million. This construction project is scheduled to be completed in the fourth quarter of 2022. As of March 31, 2022, we have contractual construction commitments totaling $1.9 million that will be paid to various contractors as the project is completed.
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

In August 2020, the Company entered into a new joint venture with the JV Partner (the “Brentford Joint Venture”) for the purpose of developing a second multifamily property, Brentford at The Mile, a planned 411-unit multifamily apartment complex. Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed a parcel of land to the Brentford Joint Venture (the “Brentford Parcel”) at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.1 million as of March 31, 2022.
Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of March 31, 2022, the development cost incurred was $64.4 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.1 million cost basis in the Brentford Parcel.
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
On March 29, 2022, the Company sold a 702,000 square foot industrial-flex business park located in Irving, Texas, for net sale proceeds of $91.9 million, which resulted in a gain on sale of $57.0 million. (the "2022 Asset Sold"). There were no asset sales during the three months ended March 31, 2021.
The operations of these facilities are presented in the tables below under “assets sold.”
Certain Factors that May Impact Future Results
Pending merger transaction: Refer to Note 12 – “Subsequent Events” to our consolidated financial statements under Item 15 in this quarterly report on Form 10-Q, for information regarding the Merger.

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
Since the onset of the COVID-19 pandemic, the Company has entered into rent relief agreements consisting of $6.2 million of rent deferrals and $1.6 million of rent abatements. As of March 31, 2022, the 307 current customers that received rent relief account for 9.6% of rental income. Also as of March 31, 2022, the Company had collected $5.4 million of rent deferral repayment, representing 99.8% of the amounts scheduled to be repaid through March 31, 2022. An additional $0.8 million of rent deferral repayment is scheduled to be repaid thereafter.
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
Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of March 31, 2022, leases from our top 10 customers comprised 10.0% of our annualized rental income, with only four customers representing 1% or more– the US Government (2.6%), Amazon Inc. (1.6%), KZ Kitchen Cabinet & Stone (1.3%), and Luminex Corporation (1.0%). In terms of industry concentration, 23.8% of our annualized rental income comes from Business services, and 15.0% from Logistics. No other industry group represents more than 10% of our annualized rental income.
Customer credit risk: Historically, we have experienced a low level of write-offs of uncollectible rents, with less than 0.4% of rental income written off in any single year from 2011-2019. As of March 31, 2022 and December 31, 2021, our level of write-offs of uncollectible rents were 0.1%, and 0.0% of rental income,respectively.
As of April 27, 2022, we had 29,320 square feet of leased space occupied by two customers that are protected by Chapter 11 of the U.S. Bankruptcy Code, which have an aggregate remaining lease value of $1.2 million. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or rent abatement, which we are not obligated to grant but will consider and grant under certain circumstances.
Net Operating Income
We utilize net operating income (“NOI”), a measure that is not defined in accordance with GAAP, to evaluate the operating performance of our real estate. We define NOI as rental income less Cost of Operations.
We believe NOI assists investors in analyzing the performance of our real estate by excluding (i) corporate overhead (i.e., general and administrative expense) because it does not relate to the direct operating performance of our real estate, and (ii) depreciation and amortization expense because it does not accurately reflect changes in the fair value of our real estate. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to performance measures calculated in accordance with GAAP. NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. NOI should not be used as a substitute for cash flow from operating activities in accordance with GAAP.
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

Results of Operations
Operating Results Overview: Three Months Ended March 31, 2022 and 2021
For the three months ended March 31, 2022, net income allocable to common stockholders was $72.0 million, or $2.60 per diluted share, compared to $27.9 million, or $1.01 per diluted share, for the same period in 2021. The increase was mainly due to a $57.0 million gain on sale of assets sold during the first quarter of 2022, compared to no assets sold in the first quarter of 2021, combined with a $5.3 million increase in NOI from our Same Park portfolio (defined below), a $1.5 million increase in NOI from our Non-Same Park portfolio (defined below), and $2.5 million lower preferred distributions in 2022 compared to 2021 due to the redemption of preferred stock in November 2021, partially offset by a decrease of $2.7 million in NOI generated from assets sold or held for sale, and a one-time cash payment of $6.7 million to the former Chief Executive Officer ("CEO"), which consists of a $6.6 million cash payment for RSUs, a $0.1 million cash payment for COBRA coverage reimbursement in accordance with his separation agreement, partially offset by $0.6 million non-cash adjustment related to the reversal of stock compensation for the unvested former CEO's shares, net of dividend forfeiture expense.

Analysis of Net Income
Our net income is comprised primarily of our real estate operations, depreciation and amortization expense, general and administrative expense, interest and other income, interest and other expenses and gain on sale of real estate facilities.
We segregate our real estate activities into (i) same park operations, generally representing all operating properties acquired prior to January 1, 2020, comprising 25.7 million rentable square feet of our 27.0 million of rentable square feet at March 31, 2022 the “Same Park” portfolio), (ii) non-same park operations, representing those facilities we own that were acquired after January 1, 2020 (the “Non-Same Park” portfolio), (iii) multifamily operations, and (iv) assets sold or held for sale, including the 2022 Asset Sold totaling 0.7 million square feet and the 2021 Assets Sold totaling 1.0 million square feet.
The table below sets forth the various components of our net income (in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Rental income
Same Park	$105,014	$98,012	7.1%
Non-Same Park	3,348	1,246	168.7%
Multifamily	2,369	2,327	1.8%
Assets sold or held for sale (1)	2,109	6,462	(67.4)%
Total rental income	112,840	108,047	4.4%

Cost of Operations (2)
Same Park	30,900	29,175	5.9%
Non-Same Park	1,060	422	151.2%
Multifamily	1,224	1,067	14.7%
Assets sold or held for sale (1)	930	2,554	(63.6)%
Total cost of operations	34,114	33,218	2.7%
Stock compensation expense (3)	(536)	(456)	17.5%
Total cost of operations excluding stock compensation expense	33,578	32,762	2.5%

NOI (4)
Same Park	74,114	68,837	7.7%
Non-Same Park	2,288	824	177.7%
Multifamily	1,145	1,260	(9.1)%
Assets sold or held for sale (1)	1,179	3,908	(69.8)%
Depreciation and amortization expense	(23,132)	(22,985)	0.6%
General and administrative expense	(11,324)	(4,382)	158.4%
Interest and other income	246	256	(3.9)%
Interest and other expense	(330)	(211)	56.4%
Gain on sale of real estate facilities	56,959	—	100.0%
Net income	$101,145	$47,507	112.9%
_______________
(1)Amounts shown for the three months ended March 31, 2022 and 2021 include operating results attributable to the 2022 Asset Sold and the 2021 Assets Sold, respectively.

(2)Cost of Operations under Cash NOI excludes the impact of stock compensation expense.
(3)Stock compensation expense, as shown here, represents stock compensation expense for employees whose compensation expense is recorded in cost of operations. Note that stock compensation expense attributable to our executive management team (including divisional vice presidents) and other corporate employees is recorded within general and administrative expense.
(4)NOI represents rental income less Cost of Operations.
Rental income increased $4.8 million for the three months ended March 31, 2022 as compared to the same period in 2021 due primarily to higher occupancy in 2022 compared to the same period in 2021 combined with rental income from our Non-Same Park portfolio acquired during the third and fourth quarters of 2021. These increases were partially offset by a decrease in rental income from assets sold.
Cost of operations, excluding stock compensation expense, increased $0.8 million for the three months ended March 31, 2022, as compared to the same period in 2021 due primarily to higher Cost of Operations incurred by our Same Park (discussed below) and Non-Same Park portfolios, partially offset by a decrease in Cost of Operations from assets sold.
Net income increased $53.6 million for the three months ended March 31, 2022, as compared to the same period in 2021. The three month increase was mainly due to a $57.0 million gain on sale of assets sold during the first quarter of 2022 compared to 2021 as there were no assets sold in the first quarter of 2021, a $5.3 million increase in NOI from our Same Park portfolio (defined below), a $1.5 million increase in NOI from our Non-Same Park portfolio (defined below), partially offset by a decrease of $2.7 million in NOI generated from assets sold or held for sale, and a one-time cash payment of $6.7 million to the former CEO, which consists of a $6.6 million cash payment for RSUs, a $0.1 million cash payment for COBRA coverage reimbursement in accordance with his separation agreement, partially offset by $0.6 million non-cash adjustment related to the reversal of stock compensation for the unvested former CEO's shares, net of dividend forfeiture expense.
Same Park Portfolio
We believe that evaluation of the Same Park portfolio provides an informative view of how the Company’s portfolio has performed over comparable periods. We believe that investors and analysts use Same Park information in a comparable manner.

The following table summarizes the historical operating results of our Same Park portfolio and certain statistical information related to leasing activity during the three months ended March 31, 2022 and 2021 (in thousands, except per square foot data):

	Three Months Ended March 31,
	2022	2021	% Change
Rental income
Cash Rental Income (1)	$104,096	$96,638	7.7%
Non-Cash Rental Income (2)	918	1,374	(33.2%)
Total rental income	105,014	98,012	7.1%

Cost of Operations
Property taxes	11,788	11,197	5.3%
Utilities	4,637	4,417	5.0%
Repairs and maintenance	5,679	5,244	8.3%
Compensation	5,168	4,559	13.4%
Snow removal	846	1,002	(15.6%)
Property insurance	1,268	1,167	8.7%
Other expenses	1,514	1,589	(4.7%)
Total Cost of Operations (3)	30,900	29,175	5.9%
Less: Non-cash stock based compensation in operating costs	(496)	(421)	17.8%
Total Cash Cost of Operations	30,404	28,754	5.7%
NOI (4)	$74,114	$68,837	7.7%

Cash NOI (5)	$73,692	$67,884	8.6%

Selected Statistical Data
Square footage at period end	25,749	25,749	—
NOI margin (6)	70.6%	70.2%	0.4%
Cash NOI margin (7)	70.8%	70.2%	0.6%
Weighted average square foot occupancy	96.0%	93.3%	2.7%
Revenue per Occupied Square Foot (8)	$16.99	$16.32	4.1%
Cash Rental Income per Occupied Square Foot (9)	$16.84	$16.10	4.6%
_______________
(1)Cash Rental Income represents rental income excluding Non-Cash Rental Income (defined below). See table below for the change in Cash Rental Income.
(2)Non-Cash Rental Income represents amortization of deferred rent receivable (net of write-offs), in-place lease intangible, tenant improvement reimbursements, and lease incentives. Same Park Non-Cash Rental Income is presented net of deferred rent receivable write-offs of $0.0 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively
(3)Cost of Operations, as presented above, includes stock compensation expense for employees whose compensation expense is recorded in cost of operations.
(4)NOI represents rental income less Cost of Operations.
(5)Cash NOI represents Cash Rental Income less Cash Cost of Operations.
(6)NOI margin is computed by dividing NOI by rental income.
(7)Cash NOI margin is computed by dividing Cash NOI by Cash Rental Income.
(8)Revenue per Occupied Square Foot is computed by dividing rental income for the period by weighted average occupied square feet for the same period. Revenue per Occupied Square Foot for the three month period shown is annualized.
(9)Cash Rental Income per Occupied Square Foot is computed by dividing Cash Rental Income for the period by weighted average occupied square feet for the same period. Cash rental Income per Occupied Square Foot for the three month period shown is annualized.

Analysis of Same Park Rental Income
Rental income for our Same Park portfolio increased 7.1% for the three months ended March 31, 2022, as compared to the same period in 2021. The three month increase was due primarily due to an increase in weighted average occupancy and higher rental rates charged to our customers, as revenue per occupied square foot increased 4.1%, in the three months ended March 31, 2022, compared to the same period in 2021.
The following table details the change in Same Park rental income for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Rental income
Base rental income	$77,002	$71,600	$5,402
Expense recovery income	26,545	24,022	2,523
Lease buyout income	245	377	(132)
Rent receivable recovery/(write-off)	(87)	(1)	(86)
Abatements	(2)	(83)	81
Deferrals	—	(187)	187
Deferral repayments, net	147	738	(591)
Fee Income	246	172	74
Cash Rental Income	104,096	96,638	7,458
Non-Cash Rental Income (1)	918	1,374	(456)
Total rental income	$105,014	$98,012	$7,002
_______________
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
The following table sets forth the expirations of existing leases in our Same Park portfolio over the next five years based on lease data at March 31, 2022 (dollars and square feet in thousands):

Year of Lease Expiration	Number of Customers	Square Footage Subject to Expiring Leases	Percent of Total Leased Square Footage	Annualized Rental Income Under Expiring Leases	Percent of Annualized Rental Income Represented by Expiring Leases
Remainder of 2022	1,629	4,063	16%	72,761	16%
2023	1,463	5,931	24%	102,748	23%
2024	923	4,978	20%	90,522	20%
2025	377	3,695	15%	68,558	15%
2026	223	2,372	10%	43,422	10%
Thereafter	159	3,696	15%	69,794	16%
Total	4,774	24,735	100%	447,805	100%
See “Analysis of Same Park Market Trends” below for further analysis of such data on a by market basis.

Analysis of Same Park Cost of Operations
Cost of Operations for our Same Park portfolio increased 5.9% for the three months ended March 31, 2022, as compared to the same period in the prior year. The three month increase was due to increases in almost all cost of operations categories except for snow removal and other expenses.
Property taxes increased 5.3% for the three months ended March 31, 2022, as compared to the same period in the prior year. These increases were due to higher assessed values. We expect potential property tax growth in the future due to higher assessed values.
Utilities are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities increased 5.0% during the three months ended March 31, 2022, as compared to the same period in the prior year. The three-month increase was driven by reduced consumption in the first quarter of 2021 resulting from the ongoing “shelter in place order” due to the COVID-19 pandemic during the first quarter of 2021. It is difficult to estimate future utility costs, because weather, temperature and energy prices are volatile and not readily predictable. However, we expect utility costs in the future to return to pre-COVID-19 pandemic levels over time due to expected increases in traffic and use at our parks as our customers resume operations.
Repairs and maintenance expense increased 8.3% for the three months ended March 31, 2022, as compared to the same period in the prior year. The three-month increase was due a reduction in general repairs and property services resulting from the ongoing “shelter in place order” due to the COVID-19 pandemic during the first quarter of 2021. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs and random events, and as a result are not always predictable. We expect repairs and maintenance costs for the remainder of 2022 to be more consistent with pre-COVID-19 pandemic levels as a result of expected increases in traffic and use at our parks as customers resume operations.
Compensation increased 13.4% for the three months ended March 31, 2022, as compared to the same period in the prior year. Compensation expense is comprised of on-site and supervisory personnel costs incurred in the operation of our properties. The increase in compensation was primarily due to salary increases and promotions. We expect compensation and payroll expenses to continue to increase in the future.
Snow removal costs decreased 15.6% during the three months ended March 31, 2022 as compared to the same period in the prior year. Snow removal costs are weather dependent and therefore not predictable.
Property insurance expense increased 8.7% for the three months ended March 31, 2022, as compared to the same period in the prior year. The three-month increase was primarily due to an increase in our property insurance premium for the policy period June 2021 to May 2022 due to unfavorable market conditions pervasive throughout commercial real estate sectors combined with insurance deductibles recorded during 2021 related to damage from the winter storm in Texas. We expect to experience increases in property insurance expense in the future as unfavorable market conditions pervasive throughout commercial real estate sectors persist.
Other expenses decreased 4.7% for the three months ended March 31, 2022, as compared to the same period in the prior year. Other expenses are comprised of general property expenses incurred in the operation of our properties. We expect other expenses for the remainder of 2022 to be similar to our results for the three months March 31, 2022.

Analysis of Same Park Market Trends
The following tables set forth historical data by region related to the operations of our Same Park portfolio for Cash Rental Income, Cash Cost of Operations, weighted average occupancy, and Cash Rental Income per Occupied Square Foot (in thousands, except per square foot data):

		Three Months Ended March 31,
Region		2022	2021	Change

Geographic Data on Same Park

Cash Rental Income	Square Feet
Northern California	7,324	$30,652	$27,791	10.3%
Southern California	3,529	15,955	14,093	13.2%
Dallas	2,093	5,446	5,044	8.0%
Austin	1,963	8,834	8,633	2.3%
Northern Virginia	4,532	19,900	19,484	2.1%
South Florida	3,866	13,175	11,786	11.8%
Seattle	1,350	5,232	4,920	6.3%
Suburban Maryland	1,092	4,902	4,887	0.3%
Total Same Park	25,749	$104,096	$96,638	7.7%

Cash Cost of Operations
Northern California		$6,761	$6,498	4.0%
Southern California		4,212	3,854	9.3%
Dallas		1,792	1,921	(6.7)%
Austin		3,505	3,215	9.0%
Northern Virginia		7,368	7,039	4.7%
South Florida		3,526	3,184	10.7%
Seattle		1,439	1,292	11.4%
Suburban Maryland		1,801	1,751	2.9%
Total Same Park		$30,404	$28,754	5.7%

Cash NOI
Northern California		$23,891	$21,293	12.2%
Southern California		11,743	10,239	14.7%
Dallas		3,654	3,123	17.0%
Austin		5,329	5,418	(1.6)%
Northern Virginia		12,532	12,445	0.7%
South Florida		9,649	8,602	12.2%
Seattle		3,793	3,628	4.5%
Suburban Maryland		3,101	3,136	(1.1)%
Total Same Park		$73,692	$67,884	8.6%

Weighted average square foot occupancy
Northern California		97.6%	93.1%	4.5%
Southern California		97.8%	96.2%	1.6%
Dallas		92.9%	86.9%	6.0%
Austin		94.2%	95.1%	(0.9)%
Northern Virginia		93.7%	91.7%	2.0%
South Florida		98.0%	95.5%	2.5%
Seattle		95.4%	93.3%	2.1%
Suburban Maryland		92.1%	92.2%	(0.1)%
Total Same Park		96.0%	93.3%	2.7%

Cash Rental Income per Occupied Square Foot (1)
Northern California		$17.16	$16.31	5.2%
Southern California		$18.50	$16.62	11.3%
Dallas		$11.19	$11.09	0.9%
Austin		$19.10	$18.50	3.2%
Northern Virginia		$18.75	$18.75	0.0%
South Florida		$13.91	$12.76	9.0%
Seattle		$16.24	$15.62	4.0%
Suburban Maryland		$19.43	$19.37	0.3%
Total Same Park		$16.84	$16.10	4.6%
_______________
(1)Defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations–Analysis of Net Income–Same Park Portfolio table.

Our past revenue growth has come from contractual annual rent increases, as well as re-leasing of space at rates above outgoing rental rates. We believe the percentage difference between outgoing cash rent inclusive of estimated expense recoveries and incoming cash rent inclusive of estimated expense recoveries for leases executed (“Cash Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following table summarizes Cash Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park portfolio for the three months ended March 31, 2022 (square feet in thousands):

	Three Months Ended March 31, 2022
Industrial	Square Footage Leased	Customer Retention	Transaction Costs per Executed Foot	Cash Rental Rate Change (1)	GAAP Rent Change (2)
Northern California	226	81.0%	$2.01	14.5%	29.6%
Southern California	240	81.6%	1.82	11.8%	22.8%
Dallas	97	44.9%	3.22	10.6%	25.7%
Austin	28	—	3.19	19.9%	47.7%
Northern Virginia	141	97.4%	1.92	6.7%	17.9%
South Florida	299	66.2%	1.36	25.1%	51.0%
Seattle	45	71.9%	1.80	18.4%	37.7%
Suburban Maryland	9	100.0%	1.09	(1.6)%	0.5%
Industrial Totals by Region	1,085	74.3%	$1.90	15.2%	31.4%

Flex
Northern California	43	91.5%	$0.75	6.4%	13.1%
Southern California	44	81.1%	4.88	8.0%	20.4%
Dallas	51	79.0%	2.46	7.8%	18.9%
Austin	108	90.3%	7.28	5.1%	16.8%
Northern Virginia	34	53.0%	3.74	(0.9)%	0.4%
South Florida	6	58.5%	2.10	16.6%	34.1%
Seattle	32	51.1%	2.80	7.7%	16.8%
Flex Totals by Region	318	75.4%	$4.36	5.9%	15.6%

Office
Northern California	19	91.7%	$0.04	(6.6)%	(5.8)%
Southern California	1	30.9%	—	1.0%	9.0%
Northern Virginia	85	69.1%	9.97	(8.4)%	1.1%
Seattle	1	100.0%	—	6.2%	15.3%
Suburban Maryland	22	76.2%	8.15	(1.3)%	4.0%
Office Totals by Region	128	72.3%	$8.00	(6.8)%	(0.1)%

Company Totals by Type	1,531	74.4%	$2.92	10.4%	23.5%
_______________
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
(2)GAAP rent represents average rental payments for the term of a lease on a straight-line basis in accordance with GAAP and excludes operating expense reimbursements.
For the three months ended March 31, 2022, weighted average occupancy was 96.0%, an increase from weighted average occupancy of 93.3% for the three months ended March 31, 2021. Renewals of leases with existing customers represented 76.3% of our leasing activity for the three months ended March 31, 2022. Average lease term of the leases executed during the three months ended March 31, 2022 was 3.4 years with associated average transaction costs (tenant improvements and leasing commissions) of $2.92 per square foot. For comparative purposes, average lease term and transaction costs on leases executed during the three months ended March 31, 2021 were 3.3 years and $2.58 per square foot, respectively. The uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to increase or maintain existing occupancy levels, possible decreases in rental rates on new and renewal transactions, and potential additional rent deferrals, rent abatements, and customer defaults, may affect our ability to grow Same Park rental income in the near future.
Non-Same Park Portfolio: The table below reflects the assets comprising our Non-Same Park portfolio (in thousands):

Acquired Property	Date Acquired	Location	Purchase Price	Square Feet	Occupancy at March 31, 2022
Jupiter Business Park	November 2021	Plano, TX	$25,600	141	100.0%
Port America	September 2021	Grapevine, Texas	123,268	718	95.6%
Pickett Industrial Park	October 2020	Alexandria, VA	46,582	246	44.3%
La Mirada Commerce Center	January 2020	La Mirada, CA	13,513	73	95.6%
Total acquired property			$208,963	1,178	85.3%
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
Multifamily: As of March 31, 2022, we held a 95.0% controlling interest in a joint venture that owns Highgate at The Mile, a 395-unit apartment complex in Tysons, Virginia. The following table summarizes the historical operating results of Highgate at The Mile and certain statistical information (in thousands, except per unit data):

	Three Months Ended March 31,
	2022	2021	% Change
Rental income	$2,369	$2,327	1.8%
Cost of operations	1,224	1,067	14.7%
NOI	$1,145	$1,260	(9.1%)

Selected Statistical Data
Weighted average square foot occupancy	95.0%	94.2%	0.8%

		As of March 31, 2022
Total costs (1)			$115,426
Physical occupancy			96.9%
Average rent per unit (2)			$2,123
_______________
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
The decrease in NOI in 2022 compared to 2021 was primarily due to an increase in cost of operations. The increase in cost of operations was attributed to an increase in utility charges, increased costs for common area cleaning, increased turnover costs, unscheduled repairs to the garage door and HVAC units. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels and rental rates, we may continue to experience NOI levels below those which were achieved prior to the onset of the COVID-19 pandemic in the future.

Assets sold or held for sale: These amounts include historical operating results with respect to properties that were sold or held for sale.
For the three months ended March 31, 2022, the operating results include 0.7 million square feet of 2022 Assets Sold.
Depreciation and Amortization Expense: Depreciation and amortization expense was $23.1 million for the three months ended March 31, 2022, and consistent with the $23.0 million for the same period in 2021.
General and Administrative Expense: General and administrative expense primarily represents executive and other compensation, including non-cash stock compensation, audit and tax fees, legal expenses and other costs associated with being a public company. For the three months ended March 31, 2022, general and administrative expense increased $6.9 million compared to the same period in 2021 primarily due to a one-time cash payment of $6.7 million to the former CEO, which consists of a $6.6 million cash payment for RSUs, a $0.1 million cash payment for COBRA coverage reimbursement in accordance with his separation agreement, partially offset by the non-cash $0.6 million reversal of stock compensation for the unvested former CEO's shares net of dividend forfeiture expense.
Gain on Sale of Real Estate Facilities
On March 29, 2022, the Company sold a 702,000 square foot industrial-flex business park located in Irving, Texas, for net sale proceeds of $91.9 million, which resulted in a gain on sale of $57.0 million. There were no asset sales during the three months ended March 31, 2021.

Liquidity and Capital Resources
This section should be read in conjunction with our consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.
Overview
Our expected material cash requirements for the three months ended March 31, 2022 and thereafter consist of (i) contractually obligated expenditures, including payments of principal and interest; (ii) other essential expenditures, including property operating expenses, maintenance capital expenditures and dividends paid in accordance with REIT distribution requirements; and (iii) opportunistic expenditures, including acquisitions and developments and repurchases of our securities. We expect to satisfy these short-term and long-term cash requirements through operating cash flow, disposition proceeds and opportunistic debt and equity financing.
Sources of Capital
Operating Cash Flow: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for debt service, capital expenditures and distributions to our stockholders for the foreseeable future. In the last five years, we have retained $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less stockholder and unit holder distributions and capital expenditures, excluding development costs. In addition, as of March 31, 2022, we had $104.2 million in unrestricted cash.
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

As a result of the announced Merger, our corporate credit rating by Standard and Poor’s (S&P) was downgraded to BBB+, while our preferred stock were downgraded to a rating of BBB-. S&P placed all their ratings on PSB, including our 'BBB+' issuer credit rating, on CreditWatch with negative implications. The CreditWatch placement reflects that S&P could lower their ratings upon closing of the transaction, based on the pro forma capital structure and their view of the acquirer's financial policy. S&P no longer views PSB as being strategic to Public Storage. Public Storage, which holds approximately 41% common equity interest in PSB, has agreed to Blackstone's acquisition bid. S&P previously considered PSB to be moderately strategic to Public Storage and, as such, S&P believed that Public Storage would provide support to PSB under a stress scenario. As a result, S&P applied a one-notch improvement to their standalone rating on PSB. The transaction changes S&P's view, such that they no longer expect Public Storage to support PSB under a hypothetical stress scenario. As a result, S&P downgraded PSB by one notch to 'BBB+'. S&P also lowered their ratings on PSB's preferred stock by one notch to 'BBB-', two notches below its issuer credit rating, in line with S&P's criteria.

In addition, Moody’s Investors Service (“Moody’s”) has placed under review for downgrade the ratings of the Company and our Baa2 preferred stock rating and the Baa1 senior unsecured shelf rating of our main operating subsidiary, PS Business Parks, L.P. The review for downgrade follows the announcement of the Merger. The review for downgrade reflects the likelihood that PSB’s credit profile will deteriorate under Blackstone’s ownership, with the potential for meaningfully higher leverage and secured debt levels that could result in a multi-notch downgrade of the REIT’s ratings, including crossing over to non-investment grade territory, upon transaction close.
In order to maintain efficient access to the capital markets, we target a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Ratio of FFO to fixed charges and preferred distributions is calculated by dividing FFO excluding fixed charges and preferred distributions by fixed charges and preferred distributions paid. Fixed charges include interest expense, capitalized interest and preferred equity distributions paid. For the year ended March 31, 2022, the ratio of FFO to combined fixed charges and preferred distributions paid was 6.8 to 1.0.
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
Cash Requirements
Contractual Commitments: Our material contractual commitments as of March 31, 2022 consist of principal and interest on our Credit Facility, payment of dividends on our preferred stock (which if not paid will accrue), contractual construction commitments for development projects, and ground lease obligations:
•Credit Facility: As of March 31, 2022, we have $20.0 million outstanding on our Credit Facility. We are in compliance with all of the covenants and other requirements of our Credit Facility. Our Credit Facility expires in August 2025.
•Preferred stock dividends: We paid $9.6 million to preferred stockholders during the three months ended March 31, 2022. We expect to continue to pay quarterly distributions of $9.6 million to our preferred stockholders for the foreseeable future or until such time as there is a change in the amount or composition of our series of preferred equity outstanding. Dividends on preferred equity are paid when and if declared by our Board of Directors (the "Board") and accumulate if not paid.
•Contractual commitments: Contractual construction commitments as of March 31, 2022 are approximately $46.4 million.
•Ground lease obligations: Our contractual payment requirements under various operating leases as of March 31, 2022 are approximately $0.1 million for 2022 and $1.4 million thereafter.
•Leasing transaction cost commitments: We have commitments, pursuant to executed leases throughout our portfolio, to spend $11.4 million on transaction costs, which include tenant improvements and lease commissions as of March 31, 2022.

Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements generally are related to property reconfiguration and other capital expenditures related to repositioning asset acquisitions.
The following table sets forth our commercial capital expenditures paid for in the three months ended March 31, 2022 and 2021 on an aggregate and per square foot basis:

	Three Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)		(per square foot) (1)
Commercial Real Estate
Recurring capital expenditures
Capital improvements	$2,015	$648	$0.07	$0.02
Tenant improvements	3,027	2,909	0.11	0.10
Lease commissions	1,307	1,848	0.05	0.07
Total commercial recurring capital expenditures	6,349	5,405	0.23	0.19
Nonrecurring capital improvements	1,511	411	0.06	0.01
Total commercial capital expenditures	$7,860	$5,816	$0.29	$0.20
_______________
(1)Per square foot amounts are calculated based on capital expenditures divided by total weighted average square feet owned for the periods presented.

The following table summarizes recurring capital expenditures paid and the related percentage of NOI for Same Park by region for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	Recurring Capital Expenditures			Recurring Capital Expenditures as a Percentage of NOI
	2022	2021		2022	2021
Region
Same Park
Northern California	$392	$1,597	(75.5)%	1.6%	7.3%
Southern California	496	546	(9.2)%	4.2%	4.9%
Dallas	416	487	(14.6)%	11.5%	15.8%
Austin	340	187	81.8%	6.3%	3.7%
Northern Virginia	2,159	974	121.7%	16.8%	7.7%
South Florida	901	349	158.2%	9.4%	4.1%
Seattle	434	294	47.6%	11.4%	8.2%
Suburban Maryland	234	253	(7.5)%	7.7%	8.5%
Total Same Park	5,372	4,687	14.6%	7.2%	6.8%
Non-Same Park
Southern California	12	19	(36.8)%
Dallas	186	42	342.9%
Northern Virginia	771	23	3252.2%
Total Non-Same Park	969	84	1053.6%
Assets sold or held for sale	8	634	(98.7)%
Total commercial recurring capital expenditures	$6,349	$5,405	17.5%
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
Redemption of Preferred Stock: Shares of preferred stock are redeemable by the Company five years after issuance or in order to preserve its status as a REIT, but shares of preferred stock are never redeemable at the option of the holder. Historically, we have reduced our cost of capital by refinancing higher coupon preferred securities with lower coupon preferred securities. Our Series X preferred shares, with a coupon rate of 5.25%, at a par value of $230.0 million and Series Y preferred shares, with a coupon rate of 5.20%, at a par value of $200.0 million are redeemable in September 2022 and December 2022, respectively. Future redemptions of preferred stock will depend upon many factors, including available cash and our cost of capital. Refer to Note 9 to our consolidated financial statements or more information on our preferred stock.
Acquisitions of real estate facilities: Refer to “Business Overview—Acquisition of Real Estate Facilities” above for a discussion of our recent acquisitions. We continue to seek to acquire additional real estate facilities; however, there is significant competition to acquire existing facilities in our markets and there can be no assurance as to the volume of future acquisition activity.
Development real estate facilities: Refer to “Business Overview—Development or Redevelopment of Real Estate Facilities” above for a discussion of our recently completed developments.
As of March 31, 2022, we were in the process of developing an approximately 83,000 square foot multi-tenant industrial building at our 212 Business Park located in Kent, Washington. During the quarter ended March 31, 2022, $1.5 million was reclassified from land to property held for development on our consolidated balance sheet and, as of March 31, 2022, $5.5 million of the estimated $16.0 million total development costs had been incurred. The total investment, inclusive of land and development costs, for the 212 Business Park development is projected to be $17.5 million. This construction project is scheduled to be completed in the fourth quarter of 2022. As of March 31, 2022, we have contractual construction commitments totaling $10.5 million that will be paid to various contractors as the project is completed.
As of March 31, 2022, we were in the process of developing an approximately 17,000 square foot multi-tenant industrial building at our Boca Commerce Park, located in Boca Raton, Florida. During the quarter ended March 31, 2022, $0.6 million was reclassified from land to property held for development on our consolidated balance sheet and, as of March 31, 2022, $2.3 million of the estimated $4.2 million total development costs had been incurred. The total investment, inclusive of land and development costs, for the Boca Commerce Park development is projected to be $4.8 million. This construction project is scheduled to be completed in the fourth quarter of 2022. As of March 31, 2022, we have contractual construction commitments totaling $1.9 million that will be paid to various contractors as the project is completed.
In August 2020, we entered into the Brentford Joint Venture for the purpose of developing a second multifamily property, Brentford at The Mile, a planned 411-unit multifamily apartment complex. We contributed the Brentford Parcel at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.1 million as of March 31, 2022
Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of March 31, 2022, the development cost incurred was $64.4 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.1 million cost basis in the Brentford Parcel. As of March 31, 2022, we have contractual construction commitments totaling $31.6 million that will be paid to various contractors as the project is completed.
Repurchase of Common Stock: The Board has approved a common stock repurchase program and we may in the future acquire our shares under the program. As of March 31, 2022, management has the authorization to repurchase an additional 1,614,721 shares. No shares of common stock were repurchased under the board-approved common stock repurchase program during the three months ended March 31, 2022.
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
We paid REIT qualifying distributions of $38.6 million ($9.6 million to preferred stockholders and $29.0 million to common stockholders) during the three months ended March 31, 2022.
Our consistent, long-term dividend policy has been to set dividend distribution amounts based on our taxable income.
From the date of the Merger Agreement through the closing of the Merger, PSB may declare and pay regular, quarterly cash distributions to holders of its common stock and to holders of common units of partnership interest of the OP, in an amount of up to $1.05 per share or unit, including a pro rata distribution in respect of any stub period. Additionally, PSB is permitted to declare and pay regular quarterly dividends on its shares of preferred stock. Subject to the terms of the Merger Agreement, PSB will also pay a closing cash dividend (the “Closing Cash Dividend”) to holders of record PSB common stock as of the close of business on the business day immediately prior to the closing date in an aggregate amount no greater than the cash available for distribution, which Closing Cash Dividend will be designated, to the maximum extent permitted by applicable law, as a “capital gains dividend” under the Code. The merger consideration will be reduced by the per share amount of such Closing Cash Dividend. Refer to Note 12 – “Subsequent Events” to our consolidated financial statements under Item 15 in this quarterly report on Form 10-Q, for additional information regarding the Merger.

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
FFO for the three months ended March 31, 2022 was $1.65 per share, representing a 1.2% decrease from the same period in 2021. The decrease in FFO per share for the first quarter was due one-time cash payment of $6.6 million to the former Chief Executive Officer ("CEO"), for RSUs and a $0.1 million cash payment for COBRA coverage reimbursement, in accordance with his separation agreement, partially offset by $0.6 million non-cash adjustment related to the reversal of stock compensation for the unvested former CEO's shares, net of dividend forfeiture expense. The decrease in FFO was partially offset by lower preferred distributions in the first quarter due to the Series W preferred stock redemption in Q4 2021.
Core FFO for the three months ended March 31, 2022 was $1.82 per share, representing a 9.0% increase from the same period in 2021. Core FFO excludes the impact of the a one-time cash payment of $6.7 million to the former CEO, which consists of a $6.6 million cash payment for RSUs, a $0.1 million cash payment for COBRA coverage reimbursement in accordance with his separation agreement, partially offset by $0.6 million non-cash adjustment related to the reversal of stock compensation for the unvested former CEO's shares, net of dividend forfeiture expense.

The following table reconciles net income allocable to common stockholders to FFO, Core FFO and FAD as well as net income per share to FFO per share and Core FFO per share (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income allocable to common stockholders	$71,993	$27,886
Adjustments
Gain on sale of real estate facilities	(56,959)	—
Depreciation and amortization	23,132	22,985
Net income allocable to noncontrolling interests	19,049	7,411
Net income allocable to restricted stock unit holders	523	164
FFO allocated to joint venture partner	(23)	(27)
FFO allocable to diluted common stock and units	57,715	58,419
CEO cash payment for RSUs net of reversal of stock compensation	6,108	—
Core FFO allocable to diluted common stock and units	$63,823	$58,419

FAD
FFO allocable to diluted common stock and units	$57,715	$58,419
Adjustments:
Recurring capital improvements	(2,010)	(565)
Tenant improvements	(3,027)	(2,422)
Capitalized lease commissions	(1,304)	(1,784)
Total recurring capital expenditures for assets sold or held for sale	(8)	(634)
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	(931)	(3,197)
Non-cash rental income (1)	(1,157)	(1,307)
Non-cash stock compensation expense	940	1,780
FAD allocable to diluted common stock and units	50,218	50,290

Weighted average outstanding
Common stock	27,607	27,495
Operating partnership units	7,305	7,305
Restricted stock units	45	47
Common stock equivalents	84	99
Total diluted common stock and units	35,041	34,946

Reconciliation of Earnings per share to FFO per share
Net income per common stock—diluted	$2.60	$1.01
Gain on sale of real estate facilities	(1.63)	—
Depreciation and amortization expense	0.66	0.66
Net income allocated to restricted stock unit holders	0.02	—
FFO per share	$1.65	$1.67
CEO cash payment for RSUs net of reversal of stock compensation	0.17	—
Core FFO per share	$1.82	$1.67
_______________
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had only $20.0 million debt outstanding as of March 31, 2022, which consists entirely of amounts outstanding on the Credit Facility.
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
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2022, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company currently is not subject to any material legal proceedings other than ordinary routine litigation and administrative proceedings incidental to its business.
ITEM 1A. RISK FACTORS
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations. Except as set forth below, as of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.
The Merger may not be completed on the terms or timeline currently contemplated or at all.
The consummation of the Merger is subject to certain conditions, including the approval by our common stockholders. While it is currently anticipated that the Merger will be consummated in the third quarter of 2022, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that a development will not transpire that could delay or prevent these conditions from being satisfied. If the Merger is not consummated for any reason, the trading price of our common stock may significantly decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be completed and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:
a.the obligation to pay a termination fee (as described below);
b.the obligation to pay significant transaction costs, such as legal, accounting and financial advisory costs that are not contingent on closing; and
c.reputational harm including relationships with customers and business partners due to the adverse perception of any failure to successfully complete the Merger.
If the Merger Agreement is terminated we may be required to pay significant termination fees.
Subject to certain conditions set forth in the Merger Agreement, we may terminate the Merger Agreement. In certain cases, as set forth in the Merger Agreement, upon terminating the Merger Agreement we would be required to pay a termination fee equal to (i) $110,000,000 if the Merger Agreement is terminated by the Company prior to June 4, 2022 (as may be extended in specified circumstances) in order to enter into an alternative transaction with another party within the conditions set forth in the Merger Agreement, or (ii) $220,000,000 if the Merger Agreement is terminated in certain other specified circumstances.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to exceptions, restrict the Company’s ability to solicit or negotiate any alternative acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to an alternative acquisition proposal, the Company may be required to pay a termination fee of up to $220 million. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the market value proposed to be received or realized in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and other costs that may become payable in certain circumstances under the Merger Agreement.
Our business may be adversely impacted by the Merger prior to consummation.
The pending Merger could adversely affect our business and operations. For example, the pending Merger may make it difficult for us to retain and attract talented executives and employees and may distract our workforce and management team. Some of our tenants and business partners may defer decisions with respect to transactions with us as a result of the pending Merger. In addition, due to operating restrictions in the Merger Agreement, the Company may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

An adverse judgment in any litigation that may be filed to challenge the Merger may prevent the transaction from becoming effective or from becoming effective within the expected timeframe.
The Company may be subject to stockholder lawsuits challenging the Merger and any such suit may seek, among other things, to enjoin us from proceeding with the stockholder vote on the Merger. No assurance can be made as to the outcome of any such lawsuits, including the amount of costs associated with defending any of these claims or any other liabilities that may be incurred in connection with the litigation of any of these claims. If plaintiffs are successful in obtaining an injunction prohibiting completion the Merger on the agreed-upon terms, such an injunction may delay the completion of the transaction in the expected timeframe, or may prevent the transaction from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.
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
During the three months ended March 31, 2022, there were no shares of the Company’s common stock repurchased. As of March 31, 2022, 1,614,721 shares remain available for purchase under the program.
See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits Number		Description

Exhibit 3.1		Amendment to Bylaws of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated April 25, 2022 (SEC File No. 001-10709) and incorporated herein by reference.
Exhibit 10.1
Confidential Separation Agreement and General Release, effective March 23, 2022, between the Company and Dan “Mac” Chandler, III. Filed with Registrant’s Current Report on Form 8-K dated March 23, 2022 (SEC File No. 001-10709) and incorporated herein by reference.

Exhibit 10.2
Agreement and Plan of Merger, dated as of April 24, 2022, by and among PS Business Parks, Inc., PS Business Parks, L.P., Sequoia Parent LP, Sequoia Merger Sub I LLC and Sequoia Merger Sub II LLC. Filed with Registrant’s Current Report on Form 8-K dated April 25, 2022 (SEC File No. 001-10709) and incorporated herein by reference.* *

Exhibit 10.3		Support Agreement, dated as of April 24, 2022, by and between Sequoia Parent LP, PS Business Parks, Inc. and Public Storage.* *
Exhibit 31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
Exhibit 31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
Exhibit 32.1	†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
Exhibit 101.INS		Inline XBRL Instance Document. Filed herewith.
Exhibit 101.SCH		Inline XBRL Taxonomy Extension Schema. Filed herewith.
Exhibit 101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
Exhibit 101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.
Exhibit 101.LAB		Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.
Exhibit 101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.
Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Denotes management contract or compensatory plan agreement or arrangement.
* * Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and exhibits have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.
†Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2022

PS BUSINESS PARKS, INC.

BY:	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer
(Principal Financial Officer)