Form 10-Q
period 2022-06-30
PS BUSINESS PARKS, INC./MD
filed 2022-07-19
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 1-10709
=
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
Yes ☐ No ☒
As of July 13, 2022, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,631,499.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Cash and cash equivalents	$173,460	$27,074

Real estate facilities, at cost
Land	849,942	852,073
Buildings and improvements	2,202,358	2,186,849
	3,052,300	3,038,922
Accumulated depreciation	(1,182,746)	(1,141,727)
	1,869,554	1,897,195
Properties held for sale, net	—	66,914
Land and building held for development, net	112,952	76,575
	1,982,506	2,040,684
Rent receivable	1,571	1,621
Deferred rent receivable	37,525	37,581
Other assets	10,995	16,262
Total assets	$2,206,057	$2,123,222

LIABILITIES AND EQUITY

Accrued and other liabilities	$92,047	$97,151
Credit facility	—	32,000
Total liabilities	92,047	129,151
Commitments and contingencies
Equity
PS Business Parks, Inc.’s stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 30,200 shares issued and outstanding at June 30, 2022 and December 31, 2021	755,000	755,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 27,631,499 and 27,589,807 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	276	275
Paid-in capital	755,873	752,444
Accumulated earnings	318,782	226,737
Total PS Business Parks, Inc.’s stockholders’ equity	1,829,931	1,734,456
Noncontrolling interests	284,079	259,615
Total equity	2,114,010	1,994,071
Total liabilities and equity	$2,206,057	$2,123,222
See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental income	$110,910	$109,364	$223,750	$217,411

Expenses
Cost of operations	32,587	31,849	66,701	65,067
Depreciation and amortization	22,799	22,514	45,931	45,499
General and administrative	11,092	4,799	22,416	9,181
Total operating expenses	66,478	59,162	135,048	119,747

Interest and other income	1,722	923	1,968	1,179
Interest and other expense	(476)	(268)	(806)	(479)
Gain on sale of real estate facilities	61,842	19,193	118,801	19,193
Net income	107,520	70,050	208,665	117,557
Allocation to noncontrolling interests	(20,388)	(12,094)	(39,437)	(19,505)
Net income allocable to PS Business Parks, Inc.	87,132	57,956	169,228	98,052
Allocation to preferred stockholders	(9,580)	(12,047)	(19,160)	(24,093)
Allocation to restricted stock unit holders	(475)	(314)	(998)	(478)
Net income allocable to common stockholders	$77,077	$45,595	$149,070	$73,481

Net income per share of common stock
Basic	$2.79	$1.66	$5.40	$2.67
Diluted	$2.78	$1.65	$5.38	$2.66

Weighted average common stock outstanding
Basic	27,630	27,531	27,618	27,513
Diluted	27,722	27,632	27,707	27,611
See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in thousands, except share data)
(Unaudited)

Three Months Ended June 30, 2022	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Earnings	Total PS Business Parks, Inc.’s Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2022	30,200	$755,000	27,627,443	$276	$754,387	$270,243	$1,779,906	$271,156	$2,051,062
Issuance of common stock in connection with share-based compensation	—	—	4,056	—	—	—	—	—	—
Stock compensation, net	—	—	—	—	1,873	—	1,873	—	1,873
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	—	—	—	—	(387)	—	(387)	—	(387)
Capital contribution from noncontrolling interests—joint venture	—	—	—	—	—	—	—	227	227
Net income	—	—	—	—	—	87,132	87,132	20,388	107,520
Distributions						—
Preferred stock (Note 9)	—	—	—	—	—	(9,580)	(9,580)	—	(9,580)
Common stock ($1.05 per share)	—	—	—	—	—	(29,013)	(29,013)	—	(29,013)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(7,670)	(7,670)
Joint venture	—	—	—	—	—	—	—	(22)	(22)
Balances at June 30, 2022	30,200	$755,000	27,631.499	$276	$755,873	$318,782	$1,829,931	$284,079	$2,114,010

Three Months Ended June 30, 2021
Balances at March 31, 2021	37,790	$944,750	27,516,939	$274	$736,336	$72,809	$1,754,169	$218,845	$1,973,014
Issuance of common stock in connection with share-based compensation	—	—	24,525	1	906	—	907	—	907
Stock compensation, net	—	—	—	—	2,099	—	2,099	—	2,099
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	—	—	—	—	(5)	—	(5)	—	(5)
Capital contribution from noncontrolling interests—joint venture	—	—	—	—	—	—	—	128	128
Net income	—	—	—	—	—	57,956	57,956	12,094	70,050
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(12,047)	(12,047)	—	(12,047)
Common stock ($1.05 per share)	—	—	—	—	—	(28,918)	(28,918)	—	(28,918)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(7,670)	(7,670)
Joint venture	—	—	—	—	—	—	—	(23)	(23)
Balances at June 30, 2021	37,790	$944,750	27,541,464	$275	$739,336	$89,800	$1,774,161	$223,374	$1,997,535
See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in thousands, except share data)
(Unaudited)

Six Months Ended June 30, 2022	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Earnings	Total PS Business Parks, Inc.’s Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	30,200	$755,000	27,589,807	$275	$752,444	$226,737	$1,734,456	$259,615	$1,994,071
Issuance of common stock in connection with share-based compensation	—	—	41,692	1	2,101	—	2,102	—	2,102
Stock compensation, net	—	—	—	—	2,646	—	2,646	—	2,646
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	—	—	—	—	(1,318)	—	(1,318)	—	(1,318)
Capital contribution from noncontrolling interests—joint venture	—	—	—	—	—	—	—	413	413
Net income	—	—	—	—	—	169,228	169,228	39,437	208,665
Distributions	—	—	—	—	—	—	—
Preferred stock (Note 9)	—	—	—	—	—	(19,160)	(19,160)	—	(19,160)
Common stock ($2.10 per share)	—	—	—	—	—	(58,023)	(58,023)	—	(58,023)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(15,341)	(15,341)
Joint venture	—	—	—	—	—	—	—	(45)	(45)
Balances at June 30, 2022	30,200	$755,000	27,631.499	$276	$755,873	$318,782	$1,829,931	$284,079	$2,114,010

Six Months Ended June 30, 2021
Balances at December 31, 2020	37,790	$944,750	27,488,547	$274	$738,022	$73,631	$1,756,677	$218,963	$1,975,640
Issuance of common stock in connection with share-based compensation	—	—	52,917	1	906	—	907	—	907
Stock compensation, net	—	—	—	—	3,715	—	3,715	—	3,715
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	—	—	—	—	(3,202)	—	(3,202)	—	(3,202)
Capital contribution from noncontrolling interests—joint venture	—	—	—	—	—	—	—	287	287
Issuance costs	—	—	—	—	(105)	—	(105)	—	(105)
Net income	—	—	—	—	—	98,052	98,052	19,505	117,557
Distributions
Preferred stock (Note 9)	—	—	—	—	—	(24,093)	(24,093)	—	(24,093)
Common stock ($2.10 per share)	—	—	—	—	—	(57,790)	(57,790)	—	(57,790)
Noncontrolling interests—
Common units	—	—	—	—	—	—	—	(15,341)	(15,341)
Joint venture	—	—	—	—	—	—	—	(40)	(40)
Balances at June 30, 2021	37,790	$944,750	27,541,464	$275	$739,336	$89,800	$1,774,161	$223,374	$1,997,535
See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$208,665	$117,557
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	45,931	45,499
Straight-line rent and amortization of lease intangibles, net	(2,171)	(1,490)
Gain on sale of real estate facilities	(118,801)	(19,193)
Stock compensation expense	2,940	4,081
Amortization of financing costs	488	272
Other, net	(2,635)	1,381
Total adjustments	(74,248)	30,550
Net cash provided by operating activities	134,417	148,107
Cash flows from investing activities
Capital expenditures to real estate facilities	(19,120)	(15,707)
Capital expenditures to land and building held for development, net	(34,522)	(18,240)
Proceeds from sale of real estate facilities	189,509	32,622
Net cash provided by (used in) investing activities	135,867	(1,325)
Cash flows from financing activities
Proceeds from borrowing on credit facility	20,000	—
Repayment of borrowing on credit facility	(52,000)	—
Payment of financing costs	(198)	(157)
Proceeds from the exercise of stock options	2,102	907
Payment of Issuance costs	—	(105)
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	(1,318)	(3,202)
Cash paid to restricted stock unit holders	(328)	(366)
Capital contribution from noncontrolling interests – joint venture	413	287
Distributions paid to preferred stockholders	(19,160)	(24,093)
Distributions paid to common stockholders	(58,023)	(57,790)
Distributions paid to noncontrolling interests—common units	(15,341)	(15,341)
Distributions paid to noncontrolling interests—joint venture	(45)	(40)
Net cash used in financing activities	(123,898)	(99,900)
Net increase in cash and cash equivalents	146,386	46,882
Cash, cash equivalents and restricted cash at the beginning of the period	28,162	70,171
Cash, cash equivalents and restricted cash at the end of the period	$174,548	$117,053

Supplemental disclosures
Interest Paid	$71	$—
Supplemental schedule of non-cash investing and financing activities
Accrued capital expenditures to land and building held for development
Land and building held for development, net	$7,307	$4,642
Accrued and other liabilities	$(7,307)	$(4,642)
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
1. Organization and description of business
Organization
PS Business Parks, Inc. (“PSB”), a Maryland corporation, was organized in 1990. Effective May 19, 2021, following approval by its common and preferred stockholders, PSB reincorporated from the state of California to the state of Maryland. As of June 30, 2022, PSB owned 79.1% of the common partnership units of PS Business Parks, L.P. (the “OP”). The remaining common partnership units are owned by Public Storage (“PS”). PS’s interest in the OP is referred to as the “PS OP Interests.” PSB, as the sole general partner of the OP, has full, exclusive and complete responsibility and discretion in managing and controlling the OP. PSB and its subsidiaries, including the OP and its consolidated joint ventures, are collectively referred to as the “Company,” “we,” “us,” or “our.” PS also owns 7.2 million shares of common stock and would own 41.4% (or 14.5 million shares) of the outstanding shares of the Company’s common stock if it redeemed its common partnership units for shares of common stock.

Refer to Note 12 for information regarding the Merger Agreement (defined below) the Company entered into on April 24, 2022.
Description of business
The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, industrial-flex and low-rise suburban office space. As of June 30, 2022, the Company owned and operated 26.6 million rentable square feet of commercial space in six states, comprising 93 parks and 636 buildings. The Company also held a 95.0% interest in a joint venture entity which owns Highgate at The Mile, a 395- unit multifamily apartment complex located in Tysons, Virginia, and a 98.2% interest in a joint venture formed to develop Brentford at The Mile, a planned 411- unit multifamily apartment complex also located in Tysons, Virginia. The Company also manages for a fee approximately 0.3 million rentable square feet on behalf of PS.
References herein to the number of properties, parks, apartment units or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Pending acquisition by affiliates of Blackstone Inc.

As previously announced, on April 24, 2022, the Company and the OP entered into an agreement and plan of merger (the “Merger Agreement”) with certain affiliates of Blackstone Inc. (“Blackstone”) pursuant to which, subject to the terms and conditions set forth therein, the outstanding shares of common stock of the Company will be acquired for $187.50 per share in an all-cash transaction. Each share of the Company’s outstanding preferred stock (and each depositary share representing an interest therein) will remain outstanding in accordance with their respective terms. The transaction was approved by the Company’s common stockholders at a special meeting on July 15, 2022 and is expected to close on or around July 20, 2022, after the conditions to closing are satisfied or waived. Refer to Note 12 for information regarding the Merger Agreement.
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited consolidated financial statements include the accounts of PSB and its subsidiaries, including the OP and its consolidated joint ventures. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31,

2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
We have a 98.2% interest in Brentford at The Mile, a planned 411- unit multifamily apartment complex (the “Brentford Joint Venture”). An unrelated real estate development company (the “JV Partner”) holds the remaining 1.8% interest. Based on management’s analysis of the joint venture and certain related agreements, we determined Brentford Joint Venture is a VIE because (a) Brentford Joint Venture does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, and (b) there are no substantive kick-out rights. We have also concluded we have control over the Brentford Joint Venture as we (i) are the managing member of the Brentford Joint Venture, (ii) have designated decision making power to direct the activities that most significantly affect the economic performance of the Brentford Joint Venture, and (iii) have a 98.2% economic interest in the investment. Thus, we determined that we are the primary beneficiary of Brentford Joint Venture. As such, we consolidate the Brentford Joint Venture, and the related land and development costs of $77.2 million and $59.9 million were included in land and building held for development, net on our consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The assets of the Brentford Joint Venture may only be used to settle obligations of the Brentford Joint Venture and the creditors of the Brentford Joint Venture have no recourse to the general credit of the Company. See Note 4 for more information relating to this joint venture arrangement.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flow to the corresponding financial statement line items in the consolidated balance sheets (in thousands):

	December 31,
	2021	2020
Consolidated balance sheets
Cash and cash equivalents	$27,074	$69,083
Restricted cash included in Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash at the end of the period	$28,162	$70,171

	June 30,
	2022	2021
Consolidated balance sheets
Cash and cash equivalents	$173,460	$115,965
Restricted cash included in Land and building held for development, net	1,088	1,088
Cash and cash equivalents and restricted cash at the end of the period	$174,548	$117,053
Intangible assets/liabilities
When we acquire real estate facilities, an intangible asset is recorded in other assets for leases where the in-place rent is higher than market rents, and an intangible liability is recorded in other liabilities where the market rents are higher than the in-place rents. The amounts recorded are based upon the present value (using a discount rate which reflects the risks associated with the leases acquired) of such differences over the lease term and such amounts are amortized to rental income over the respective remaining lease term. As of June 30, 2022, the value of above-market in-place rents resulted in net intangible assets of $0.5 million, net of $11.8 million of accumulated amortization, and the value of below-market in-place rents resulted in net intangible liabilities of $2.2 million, net of $13.4 million of accumulated amortization. As of December 31, 2021, the value of above-market in-place rents resulted in net intangible assets of $0.6 million, net of $11.6 million of accumulated amortization, and the value of below-market in-place rents resulted in net intangible liabilities of $2.8 million, net of $13.1 million of accumulated amortization.

Additionally, when we acquire real estate facilities, the value of in-place lease intangible (i.e., customer lease-up costs) is recorded in other assets and is amortized to depreciation and amortization expense over the respective remaining lease term. As of June 30, 2022, the value of acquired in-place lease intangible resulted in net intangible assets of $4.5 million, net of $12.0 million of accumulated amortization. As of December 31, 2021, the value of acquired in-place leases resulted in net intangible assets of $6.0 million, net of $10.5 million of accumulated amortization.
As of June 30, 2022, the value of our right-of-use (“ROU”) assets relating to our existing ground lease arrangements, included in “other assets” on our consolidated balance sheets and the corresponding liability included under “accrued and other liabilities,” was $1.3 million, net of $0.4 million of accumulated amortization. As of December 31, 2021, the value of our ROU assets and related liability relating to our ground lease arrangements was $1.3 million, net of $0.3 million of accumulated amortization. The ground leases expire in 2029 and 2030 and do not have options to extend. As of June 30, 2022, the remaining lease terms were 7.3 years and 7.6 years. Lease expense for these ground leases is recognized in the period the applicable costs are incurred, and the monthly lease amount for these operating leases is constant and without contractual increases throughout the remaining terms.
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
The Company recognized revenue from its lease arrangements aggregating to $110.9 million and $109.4 million for the three months ended June 30, 2022 and 2021, respectively, and $223.7 million and $217.4 million for the six months ended June 30, 2022 and 2021, respectively. This revenue consisted primarily of rental income from operating leases and the related variable lease payments resulting from reimbursements of property operating expenses. Base rental income was $83.1 million and $83.7 million for the three months ended June 30, 2022 and 2021, respectively, and $167.9 million and $165.8 million for the six months ended June 30, 2022 and 2021, respectively. Variable lease payments, consisting primarily of reimbursement of property operating expenses, were $27.8 million and $25.7 million for the three months ended June 30, 2022 and 2021, respectively, and $55.8 million and $51.6 million for the six months ended June 30, 2022 and 2021, respectively.
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
Since the onset of the COVID-19 pandemic, the Company entered into rent relief agreements consisting of $6.2 million of rent deferrals and $1.6 million of rent abatements. As of June 30, 2022, the 289 current customers that received rent relief account for 9.30% of rental income. Also as of June 30, 2022, the Company had collected $5.7 million of rent deferral repayment, representing 99.8% of the amounts scheduled to be repaid through June 30, 2022. An additional $0.5 million of rent deferral repayment is scheduled to be repaid thereafter. The duration and severity of the effects of the COVID-19 pandemic on the economy are uncertain and are likely to impact collectability of certain customers’ rent receivable balances in the future. The Company has taken into account the current financial condition of its tenants, including consideration of COVID-19 impacts, in its estimation of its uncollectible accounts and deferred rents receivable at June 30, 2022. The Company is closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.
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
We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of June 30, 2022 and December 31, 2021, we did not recognize any tax benefit for uncertain tax positions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Calculation of net income allocable to common stockholders
Net income	$107,520	$70,050	$208,665	$117,557
Net (income) loss allocated to
Preferred stockholders based upon distributions	(9,580)	(12,047)	(19,160)	(24,093)
Noncontrolling interests—joint venture	(9)	7	(8)	5
Restricted stock unit holders	(475)	(314)	(998)	(478)
Net income allocable to common stockholders and noncontrolling interests—common units	97,456	57,696	188,499	92,991
Net income allocation to noncontrolling interests—common units	(20,379)	(12,101)	(39,429)	(19,510)
Net income allocable to common stockholders	$77,077	$45,595	$149,070	$73,481

Calculation of common partnership units as a percentage of common stock equivalents
Weighted average common stock outstanding	27,630	27,531	27,618	27,513
Weighted average common partnership units outstanding	7,305	7,305	7,305	7,305
Total common stock equivalents	34,935	34,836	34,923	34,818
Common partnership units as a percentage of common stock equivalents	20.9%	21.0%	20.9%	21.0%
Weighted average common stock outstanding
Basic weighted average common stock outstanding	27,630	27,531	27,618	27,513
Net effect of dilutive stock compensation—based on treasury stock method using average market price	92	101	89	98
Diluted weighted average common stock outstanding	27,722	27,632	27,707	27,611
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

3. Real estate facilities
Activity related to our real estate facilities for the six months ended June 30, 2022 was as follows (in thousands):

	Land	Buildings and Improvements	Accumulated Depreciation	Total
Balances at December 31, 2021	$852,073	$2,186,849	$(1,141,727)	$1,897,195
Capital expenditures	—	18,651	—	18,651
Disposals (1)	—	(2,889)	2,889	—
Depreciation and amortization expense	—	—	(43,908)	(43,908)
Transfer to properties held for development	(2,131)	—	—	(2,131)
Transfer to properties held for sale	—	(253)	—	(253)
Balances at June 30, 2022	$849,942	$2,202,358	$(1,182,746)	$1,869,554
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
As of June 30, 2022, we have commitments, pursuant to executed leases throughout our portfolio, to spend $7.1 million on leasing transaction costs, which include tenant improvements and lease commissions.
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
As of June 30, 2022, we were in the process of developing an approximately 83,000 square foot multi-tenant industrial building at our 212 Business Park located in Kent, Washington. During the quarter ended June 30, 2022, $1.5 million was reclassified from land to property held for development on our consolidated balance sheet and, as of June 30, 2022, $10.7 million of the estimated $17.1 million total development costs had been incurred. The total investment, inclusive of land and development costs, for the 212 Business Park development is projected to be $18.6 million. This construction project is scheduled to be completed in the fourth quarter of 2022. As of June 30, 2022, we have contractual construction commitments totaling $3.7 million that will be paid to various contractors as the project is completed.
As of June 30, 2022, we were in the process of developing an approximately 17,000 square foot multi-tenant industrial building at our Boca Commerce Park, located in Boca Raton, Florida. During the quarter ended June 30, 2022, $0.6 million was reclassified from land to property held for development on our consolidated balance sheet and, as of June 30, 2022, $3.4 million of the estimated $4.2 million total development costs had been incurred. The total investment, inclusive of land and development costs, for the Boca Commerce Park development is projected to be $4.8 million. This construction project is scheduled to be completed in the fourth quarter of 2022. As of June 30, 2022, we have contractual construction commitments totaling $0.8 million that will be paid to various contractors as the project is completed.
Dispositions

Refer to “Note 12. Merger Events” for information regarding the Merger Agreement the Company entered into on April 24, 2022. Refer to “Note 13. Subsequent Events” for information regarding the Company's asset sales in July 2022.

On June 1, 2022, the Company sold a 93,000 square foot industrial-flex business park located in San Francisco, California, for net sale proceeds of $62.1 million, which resulted in a gain on sale of $55.3 million.

On May 6, 2022, the Company sold a 291,000 square foot office-oriented business park located in Fairfax, Virginia, for net sale proceeds of $35.6 million, which resulted in a gain on sale of $6.5 million.

On March 29, 2022, the Company sold a 702,000 square foot industrial-flex business park located in Irving, Texas, for net sale proceeds of $91.9 million, which resulted in a gain on sale of $57.0 million. (The June 1, May 6, and March 29, 2022 sales, collectively the "2022 Assets Sold").
On June 17, 2021, the Company sold a 198,000 square foot office-oriented flex business park located in Chantilly, Virginia, for net sale proceeds of $32.6 million, which resulted in a gain on sale of $19.2 million. (The “2021 Asset Sold”).
The Company determined that the 2022 Assets Sold and the 2021 Asset Sold did not meet the criteria for discontinued operations presentation, as the sale of such assets did not represent a strategic shift that will have a major effect on our operations and financial results.
4. Multifamily developmental activity
In August 2020, the Company entered into the Brentford Joint Venture with the JV Partner for the purpose of developing Brentford at The Mile, a planned 411- unit multifamily apartment complex. Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed a parcel of land to the Brentford Joint Venture (the “Brentford Parcel”) at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.1 million as of June 30, 2022.
Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months. As of June 30, 2022, the development cost incurred was $77.2 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.1 million cost basis in the Brentford Parcel. As of June 30, 2022, we have contractual construction commitments totaling $20.8 million that will be paid to various contractors as the project is completed.
5. Leasing activity
The Company leases space in its commercial real estate facilities to customers primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental income, excluding recovery of operating expenses that may be collectable under these leases, as of June 30, 2022 is as follows (in thousands):

Remainder of 2022	$150,404
2023	258,127
2024	189,786
2025	122,009
2026	83,657
Thereafter	125,746
Total	$929,729

In addition to minimum rental payments, certain customers reimburse the Company for their pro rata share of specified property operating expenses. Such reimbursements amounted to $27.8 million and $25.7 million for the three months ended June 30, 2022 and 2021, respectively, and $55.8 million and $51.6 million for the six months ended June 30, 2022 and 2021, respectively. These variable lease payment amounts are included as rental income in the accompanying consolidated statements of income.
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
The Company had zero balance outstanding on its Credit Facility at June 30, 2022 and a $32.0 million balance outstanding, at an interest rate of 0.80%, at December 31, 2021. In connection with the Amended Credit Agreement, the Company paid $2.2 million of loan origination costs. The Company had $1.8 million and $2.1 million of total unamortized loan origination costs as of June 30, 2022 and December 31, 2021, respectively, which are included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires the Company to meet certain covenants, all of which it was in compliance with as of June 30, 2022. Interest on outstanding borrowings is payable monthly.
7. Noncontrolling interests
Noncontrolling interests represent (i) PS’s noncontrolling interest in the OP through its ownership of 7,305,355 common partnership units, totaling $279.8 million and $255.7 million at June 30, 2022 and December 31, 2021, respectively, and (ii) the JV Partner’s interests in our consolidated joint ventures, totaling $4.3 million and $3.9 million at June 30, 2022 and December 31, 2021, respectively.
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
In allocating net income and presenting equity, we treat the common partnership units as if converted to shares of common stock. Accordingly, they received the same net income allocation per unit as a share of common stock totaling $20.4 million and $12.1 million for the three months ended June 30, 2022 and 2021, respectively, and $39.4 million and $19.5 million for the six months ended June 30, 2022 and 2021, respectively.

JV Partner
The Company recorded capital contributions of $0.2 million and $0.4 million during the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.3 million during the three and six months ended June 30, 2021, respectively, from the JV Partner related to its noncontrolling interest in the Brentford Joint Venture.
8. Related party transactions
We manage certain industrial, office and retail facilities in the United States for PS under either the “Public Storage” or “PS Business Parks” names (the “PS Management Agreement”). Under PS’s supervision, we coordinate and assist in rental and marketing activities, property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. We receive a management fee based upon a percentage of revenues, which is included in interest and other income on our consolidated statements of income. Management fee revenues were $0.1 million for each of the three and six months ended June 30, 2022 and 2021.We allocate certain operating expenses to PS related to the management of these properties, including payroll and other business expenses, totaling $0.1 million for each of the three months ended June 30, 2022 and 2021, and $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.
The PS Business Parks name and logo are owned by PS and licensed to us under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.
PS provides us property management services for the self-storage component of two assets we own and operates them under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Under our supervision, PS coordinates and assists in rental and marketing activities, and property maintenance and other operational activities, including the selection of vendors, suppliers, employees and independent contractors. Management fee expenses were less than $0.1 million for each of the three months ended June 30, 2022 and 2021, and $0.1 million for each of the six months ended June 30, 2022 and 2021. Additionally, PS allocated certain operating expenses to us related to the management of these properties totaling less than $0.1 million for each of the three and six months ended June 30, 2022 and 2021. These amounts are included under cost of operations on our consolidated statements of income.
Pursuant to a cost sharing agreement, we share certain administrative services, corporate office space, and certain other third party costs with PS which are allocated based upon fair and reasonable estimates of the cost of the services expected to be provided. We reimbursed PS $0.3 million and $0.2 million for costs PS incurred on our behalf for the three months ended June 30, 2022 and 2021, respectively, and $0.5 million for each of the six months ended June 30, 2022 and 2021. PS reimbursed us less than $0.1 million for costs we incurred on their behalf for each of the three and six months ended June 30, 2022 and 2021.
The Company had net amounts due to PS of $0.1 million and due from PS of $0.2 million at June 30, 2022 and December 31, 2021, respectively, for these contracts.

Refer to Note 12 for information regarding the Support Agreement entered into by PS with affiliates of Blackstone and (for certain limited purposes) the Company, pursuant to which PS agreed, among other things, to vote in favor of the mergers described in the Merger Agreement.

Refer to Note 13 for information regarding the July 2022 sale of properties to PS.

9. Stockholders’ equity
Preferred stock
As of June 30, 2022 and December 31, 2021, the Company had the following series of preferred stock outstanding:

Series	Issuance Date	Earliest Potential Redemption Date	Dividend Rate	Shares Outstanding	Amount (in thousands)
Series X	September 2017	September 2022	5.250%	9,200	230,000
Series Y	December 2017	December 2022	5.200%	8,000	200,000
Series Z	November 2019	November 2024	4.875%	13,000	325,000
Total				30,200	$755,000
We paid $9.6 million and $19.2 million in distributions to our preferred stockholders for the three and six months ended June 30, 2022, respectively, and $12.0 million and $24.1 million for the three and six months ended June 30, 2021, respectively.
The holders of our preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of our preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of our preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At June 30, 2022, there were no dividends in arrears.
Except under certain conditions relating to the Company’s qualification as a REIT, our preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depository share, plus any accrued and unpaid dividends.
Common stock and units
We paid $29.0 million and $28.9 million ($1.05 per share of common stock) in distributions to our common stockholders for each of the three months ended June 30, 2022 and 2021, respectively, and $58.0 million ($2.10 per share of common stock) and $57.8 million ($2.10 per share of common stock) in distributions to our common stockholders for each of the six months ended June 30, 2022 and 2021, respectively.
We paid $7.7 million ($1.05 per common unit) in distributions to our common unit holders for each of the three months ended June 30, 2022 and 2021, and $15.3 million ($2.10 per share of common unit) in distributions to our common unit holders for each of the six months ended June 30, 2022 and 2021.
Equity stock
The Company is authorized to issue 100.0 million shares of equity stock. Our articles of incorporation provide that equity stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of equity stock. As of June 30, 2022 and December 31, 2021, no equity stock had been issued.
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
For the three and six months ended June 30, 2022, we recorded $0.1 million and $0.2 million, respectively, in compensation expense related to stock options as compared to $0.2 million and $0.4 million for the same periods in 2021.
During the six months ended June 30, 2022, no stock options were granted, 27,403 options were exercised and no options were forfeited. A total of 132,167 and 159,570 options were outstanding at June 30, 2022 and December 31, 2021, respectively.
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
For the three and six months ended June 30, 2022, respectively, we recorded $1.7 million and $2.2 million in compensation expense related to RSUs as compared to $1.8 million and $3.2 million for the same periods in 2021.

During the six months ended June 30, 2022, 38,151 RSUs were granted, 22,209 RSUs vested, and 55,976 RSUs were forfeited.
Tax withholding totaling $1.3 million were made on behalf of employees in exchange for 7,920 shares of common stock withheld upon vesting for the six months ended June 30, 2022, resulting in the issuance of 12,528 shares of common stock.
Tax withholding totaling $3.2 million were made on behalf of employees in exchange for 20,824 shares of common stock withheld upon vesting for the six months ended June 30, 2021, resulting in the issuance of 28,439 shares of common stock. A total of 78,557 and 118,591 RSUs were outstanding at June 30, 2022 and December 31, 2021, respectively.
Under the Retirement Plan for Non-Employee Directors (the “Director Retirement Plan”), the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 10,000 shares issued upon retirement. The Company recognizes compensation expense with regard to grants to be issued in the future under the Director Retirement Plan over the requisite service period. For the three and six months ended June 30, 2022, we recorded $0.3 million and $0.5 million, respectively, in compensation expense related to these shares as compared to $0.3 million and $0.5 million for the same periods in 2021.
No director retirement shares were issued during the six months ended June 30, 2022.
In April 2021, we issued 10,000 shares of common stock to a director upon retirement with an aggregate fair value of $1.6 million. Compensation expense for these shares was previously recognized.
12. Merger Events
On April 24, 2022, PSB and the OP entered into the Merger Agreement with Sequoia Parent LP, a Delaware limited partnership (“Parent”), Sequoia Merger Sub I LLC, a Maryland limited liability company (“Merger Sub I”), and Sequoia Merger Sub II LLC, a Maryland limited liability company (“Merger Sub II,” together with Parent and Merger Sub I, the “Parent Parties”). The Parent Parties are affiliates of Blackstone Real Estate Partners IX L.P. (the “Guarantor”), which is an affiliate of Blackstone. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the closing of the Mergers (as defined below), Merger Sub II will merge with and into the OP (the “Partnership Merger”), and, immediately following the Partnership Merger, Merger Sub I will merge with and into PSB (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Partnership Merger, the Partnership will survive and the separate existence of Merger Sub II will cease. Upon completion of the Company Merger, PSB will survive and the separate existence of Merger Sub I will cease. As required pursuant to the terms of the Merger Agreement, the OP has been converted from a California limited partnership into a Maryland limited partnership.
Subject to the terms and conditions set forth in the Merger Agreement, in the Mergers each share of the Company’s common stock and each common unit of partnership interest of the OP, respectively, subject to certain exceptions specified in the Merger Agreement, will be converted into the right to receive an amount in cash equal to $187.50, less the amount of the Closing Cash Dividend (as described below), without interest. Each share of PSB’s outstanding preferred stock (and each depositary share representing an interest therein) will remain outstanding in accordance with their respective terms.

On July 8, 2022, the Company announced that, in accordance with the Merger Agreement, the Board declared (i) a prorated quarterly cash dividend on the Company’s common stock and (ii) a cash dividend (the "Special Cash Dividend") of $5.25 per share of the Company’s common stock, each payable immediately before the effective time of the Partnership Merger, to holders of record as of the close of business on the business day immediately preceding the closing of the Mergers and contingent upon the approval of the Company Merger by the Company’s stockholders, the satisfaction or waiver of the other conditions to the Mergers, and the Merger Agreement not having been terminated. The amount of the pro rata dividend is based upon the Company’s current quarterly dividend rate of $1.05 per share of Company common stock and pro-rated for the number of days from and including July 1, 2022 through the day immediately prior to the closing date of the transaction. Based on the anticipated closing date of the transaction of July 20, 2022, the pro rata dividend will equal $0.216848 per share of Company common stock, and each of the pro rata dividend and the Closing Cash Dividend will be payable immediately prior to the partnership merger effective time on July 20, 2022 to the holders of record as of the close of business on July 19, 2022.

If the transaction is completed on July 20, 2022, Company stockholders who hold their shares of common stock on the record date for the dividends and through the effective time of the Company merger will be entitled to receive an aggregate of $187.716848 per share in cash, consisting of (i) $187.50, representing the $5.25 closing cash dividend and the merger consideration of $187.50 per share as reduced by the $5.25 closing cash dividend plus (ii) the $0.216848 pro rata dividend.

If the closing date of the transaction is delayed past July 20, 2022, holders of the Company’s common stock will not receive the pro rata dividend or the closing cash dividend on July 20, 2022, and in such case the Company will make a public announcement providing further updates with respect to these matters.

The consummation of the Mergers is subject to certain customary closing conditions. A termination fee of up to $220.0 million may be payable by the Company if the Merger Agreement is terminated in certain specified circumstances, as more fully described in the Merger Agreement. A termination fee of $735.0 million may be payable by Parent if the Merger Agreement is terminated in certain other specified circumstances, as more fully described in the Merger Agreement.
In connection with the transaction, the Company, Blackstone and PS entered into a support agreement, pursuant to which PS voted its common equity interests in the Company and the OP in favor of adopting the Merger Agreement and approving the Mergers and the transactions contemplated thereby. The support agreement will automatically terminate in certain cases, including upon the termination of the Merger Agreement in accordance with its terms. As of April 21, 2022, PS held approximately 25.9% of the issued and outstanding shares of common stock of the Company and 20.9% of the issued and outstanding common units of partnership interest of the OP.
In connection with the transaction, the Company recorded Merger related costs of $6.1 million, in general and administrative expenses, for professional fees and investor related services.
13. Subsequent Events
On July 8, 2022, the Company completed the sale of five properties with approximately 0.3 million rentable square feet to PS for $47.0 million. These properties were originally contributed to the Company by PS in connection with the Company’s initial public offering in 1998.
On July 15, 2022, the Company announced that, at a special meeting of stockholders held earlier that day, the Company’s common stockholders voted to approve the Company Merger and the other transactions contemplated by the Merger Agreement. Subject to the satisfaction or waiver of all of the conditions to the closing of the transaction in the Merger Agreement, the transaction is expected to be completed on or around July 20, 2022.
The description of the Merger Agreement set forth in these Notes to the Consolidated Financial Statements is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 25, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (i) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement described in Note 12 – “Merger Events” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q; (ii) the failure to satisfy any of the other conditions to the completion of the proposed transaction; (iii) stockholder litigation in connection with the proposed transaction, which may affect the timing or occurrence of the proposed transaction or result in significant costs of defense, indemnification and liability; (iv) the effect of the announcement of the proposed transaction on the ability of PSB to retain and hire key personnel and maintain relationships with its tenants, vendors and others with whom it does business, or on its operating results and businesses generally; (v) risks associated with the disruption of management’s attention from ongoing business operations due to the proposed transaction; (vi) the ability to meet expectations regarding the timing and completion of the proposed transaction; (vii) significant transaction costs, fees, expenses and charges; (viii) the duration and severity of the coronavirus (“COVID-19”) pandemic and its impact on our business and our customers; (ix) changes in general economic and business conditions, including as a result of the economic fallout of the COVID-19 pandemic; (x) potential regulatory actions to close our facilities or limit our ability to evict delinquent customers; (xi) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (xii) tenant defaults; (xiii) the effect of the recent credit and financial market conditions; (xiv) our failure to maintain our status as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”); (xv) the economic health of our customers; (xvi) the health of our officers and directors; (xvii) increases in operating costs; (xviii) casualties to our properties not covered by insurance; (xix) the availability and cost of capital; (xx) increases in interest rates and its effect on our stock price; (xxi) security breaches, including ransomware, or a failure of our networks, systems or technology which could adversely impact our operations or our business, customer and employee relationships or result in fraudulent payments; (xxii) the impact of inflation; and (xxiii) other factors discussed under the heading “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.
Critical Accounting Policies and Estimates:
Our critical accounting estimates are defined as accounting estimates or assumptions made in accordance with U.S. generally accepted accounting principles ("GAAP"), which involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our significant accounting policies, which utilize these critical accounting estimates, are described in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q.

During the three months ended June 30, 2022, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Business Overview
The Company is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, industrial-flex, and low rise-suburban office space. As of June 30, 2022, the Company owned and operated 26.6 million rentable square feet of commercial space in six states consisting of 93 parks and 636 buildings. The Company’s properties are primarily located in major coastal markets that have experienced long-term economic growth. The Company also held a 95.0% interest in a joint venture entity which owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia, and a 98.2% interest in a joint venture formed to develop Brentford at The Mile, a planned 411-unit multifamily apartment complex also located in Tysons, Virginia.

Pending Acquisition of Company by Affiliates of Blackstone: Refer to Note 12 – “Merger Events” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q, for information regarding the merger agreement the Company enter into on April 24, 2022 (the mergers described therein, the “Merger”). The Merger, which was approved by the Company’s common stockholders at a special meeting on July 15, 2022, is subject to other customary closing conditions. The Merger is expected to close on or around July 20, 2022, after the conditions to closing are satisfied or waived. The Company can provide no assurances regarding whether the Merger will close as expected, or at all.
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
As of June 30, 2022, we were in the process of developing an approximately 83,000 square foot multi-tenant industrial building at our 212 Business Park located in Kent, Washington. During the quarter ended June 30, 2022, $1.5 million was reclassified from land to property held for development on our consolidated balance sheet and, as of June 30, 2022, $10.7 million of the estimated $17.1 million total development costs had been incurred. The total investment, inclusive of land and development costs, for the 212 Business Park development is projected to be $18.6 million. This construction project is scheduled to be completed in the fourth quarter of 2022. As of June 30, 2022, we have contractual construction commitments totaling $3.7 million that will be paid to various contractors as the project is completed.
As of June 30, 2022, we were in the process of developing an approximately 17,000 square foot multi-tenant industrial building at our Boca Commerce Park, located in Boca Raton, Florida. During the quarter ended June 30, 2022, $0.6 million was reclassified from land to property held for development on our consolidated balance sheet and, as of June 30, 2022, $3.4 million of the estimated $4.2 million total development costs had been incurred. The total investment, inclusive of land and development costs, for the Boca Commerce Park development is projected to be $4.8 million. This construction project is scheduled to be completed in the fourth quarter of 2022. As of June 30, 2022, we have contractual construction commitments totaling $0.8 million that will be paid to various contractors as the project is completed.
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

In August 2020, the Company entered into a new joint venture with the JV Partner (the “Brentford Joint Venture”) for the purpose of developing a second multifamily property, Brentford at The Mile, a planned 411-unit multifamily apartment complex. Under the Brentford Joint Venture agreement, the Company has a 98.2% controlling interest and is the managing member with the JV Partner holding the remaining 1.8% limited partnership interest. We contributed a parcel of land to the Brentford Joint Venture (the “Brentford Parcel”) at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.1 million as of June 30, 2022.
Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of June 30, 2022, the development cost incurred was $77.2 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.1 million cost basis in the Brentford Parcel.
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
On June 1, 2022, the Company sold a 93,000 square foot industrial-flex business park located in San Francisco, California, for net sale proceeds of $62.1 million, which resulted in a gain on sale of $55.3 million.
On May 6, 2022, the Company sold a 291,000 square foot office-oriented business park located in Fairfax, Virginia, for net sale proceeds of $35.6 million, which resulted in a gain on sale of $6.5 million.
On March 29, 2022, the Company sold a 702,000 square foot industrial-flex business park located in Irving, Texas, for net sale proceeds of $91.9 million, which resulted in a gain on sale of $57.0 million. (The June 1, May 6, and March 29, 2022 sales, collectively the "2022 Assets Sold").
On June 17, 2021, the Company sold a 198,000 square foot office-oriented flex business park located in Chantilly, Virginia, for net sale proceeds of $32.6 million, which resulted in a gain on sale of $19.2 million. (The “2021 Asset Sold”).
The operations of these facilities are presented in the tables below under “assets sold.”
Certain Factors that May Impact Future Results
Pending merger transaction: Refer to Note 12 – “Merger Events” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q, for information regarding the Merger.
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
Since the onset of the COVID-19 pandemic, the Company entered into rent relief agreements consisting of $6.2 million of rent deferrals and $1.6 million of rent abatements. As of June 30, 2022, the 289 current customers that received rent relief account for 9.30% of rental income. Also as of June 30, 2022, the Company had collected $5.7 million of rent deferral repayment, representing 99.8% of the amounts scheduled to be repaid through June 30, 2022. An additional $0.5 million of rent deferral repayment is scheduled to be repaid thereafter.

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
Impact of Inflation: Inflation has significantly increased recently and a continued increase in inflation could adversely impact our future results, including as a result of adverse impacts to our tenants and to the economy generally. The Company continues to seek ways to mitigate its potential impact. A substantial portion of the Company’s leases require customers to pay operating expenses, including real estate taxes, utilities, and insurance, as well as increases in common area expenses, which should partially reduce the Company’s exposure to inflation.
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
Industry and Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. As of June 30, 2022, leases from our top 10 customers comprised 10.0% of our annualized rental income, with only four customers representing 1% or more– the US Government (2.5%), Amazon Inc. (1.6%), KZ Kitchen Cabinet & Stone (1.3%), and Luminex Corporation (1.0%). In terms of industry concentration, 24.1% of our annualized rental income comes from Business services, and 15.4% from Logistics. No other industry group represents more than 10% of our annualized rental income.
Customer credit risk: Historically, we have experienced a low level of write-offs of uncollectible rents, with less than 0.4% of rental income written off in any single year from 2011-2019. As of June 30, 2022 and December 31, 2021, our level of write-offs of uncollectible rents were 0.1%, and 0.0% of rental income, respectively.
As of July 13, 2022, we had 25,000 square feet of leased space occupied by one customer that is protected by Chapter 11 of the U.S. Bankruptcy Code, which has a remaining lease value of $0.1 million. From time to time, customers contact us, requesting early termination of their lease, reductions in space leased, or rent deferment or rent abatement, which we are not obligated to grant but will consider and grant under certain circumstances.
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

Results of Operations
Operating Results Overview: Three and Six Months Ended June 30, 2022 and 2021
For the three months ended June 30, 2022, net income allocable to common stockholders was $77.1 million, or $2.78 per diluted share, compared to $45.6 million, or $1.65 per diluted share, for the same period in 2021. The increase was mainly due to a $61.8 million gain on sale of assets sold during second quarter of 2022, compared to a $19.2 million gain on sale of assets sold during the same period in 2021, combined with a $3.3 million increase in NOI from our Same Park portfolio (defined below), a $1.5 million increase in NOI from our Non-Same Park portfolio (defined below), and $2.5 million lower preferred distributions in 2022 compared to 2021 due to the redemption of preferred stock in November 2021, partially offset by Merger related costs of $6.1 million and a decrease of $4.3 million in NOI generated from assets sold.
For the six months ended June 30, 2022, net income allocable to common stockholders was $149.1 million, or $5.38 per diluted share, compared to $73.5 million, or $2.66 per diluted share for the same period in 2021. The increase was mainly due to a $118.8 million gain on sale of assets sold during the first six months of 2022, compared to a $19.2 million gain on sale of assets sold during the same period in 2021, combined with a $9.0 million increase in NOI from our Same Park portfolio (defined below), a $3.0 million increase in NOI from our Non-Same Park portfolio (defined below), and $4.9 million lower preferred distributions in 2022 compared to 2021 due to the redemption of preferred stock in November 2021, partially offset by a decrease of $7.3 million in NOI generated from assets sold, Merger related costs of $6.1 million, and a one-time cash payment of $6.7 million to the former Chief Executive Officer ("CEO"), which consists of a $6.6 million cash payment for RSUs, a $0.1 million cash payment for COBRA coverage reimbursement in accordance with his separation agreement, partially offset by $0.6 million non-cash adjustment related to the reversal of stock compensation for the unvested former CEO's shares, net of dividend forfeiture expense.

Analysis of Net Income
Our net income is comprised primarily of our real estate operations, depreciation and amortization expense, general and administrative expense, interest and other income, interest and other expenses and gain on sale of real estate facilities.
We segregate our real estate activities into (i) same park operations, generally representing all operating properties acquired prior to January 1, 2020, comprising 25.4 million rentable square feet of our 26.6 million of rentable square feet at June 30, 2022 the “Same Park” portfolio), (ii) non-same park operations, representing those facilities we own that were acquired after January 1, 2020 (the “Non-Same Park” portfolio), (iii) multifamily operations, and (iv) assets sold or held for sale, including the 2022 Assets Sold totaling 1.1 million square feet and the 2021 Asset Sold totaling 0.2 million square feet.

The table below sets forth the various components of our net income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Rental income
Same Park	$103,988	$98,010	6.1%	$207,390	$194,167	6.8%
Non-Same Park	3,659	1,377	165.7%	7,007	2,623	167.1%
Multifamily	2,524	2,248	12.3%	4,893	4,575	7.0%
Assets sold (1)	739	7,729	(90.4)%	4,460	16,046	(72.2%)
Total rental income	110,910	109,364	1.4%	223,750	217,411	2.9%

Cost of Operations (2)
Same Park	29,853	27,188	9.8%	59,950	55,594	7.8%
Non-Same Park	1,279	494	158.9%	2,339	916	155.3%
Multifamily	1,181	1,177	0.3%	2,405	2,244	7.2%
Assets sold (1)	274	2,990	(90.8)%	2,007	6,313	(68.2%)
Total cost of operations	32,587	31,849	2.3%	66,701	65,067	2.5%
Stock compensation expense (3)	(549)	(481)	14.1%	(1,085)	(937)	15.8%
Total cost of operations excl. stock compensation expense	32,038	31,368	2.1%	65,616	64,130	2.3%

NOI (4)
Same Park	74,135	70,822	4.7%	147,440	138,573	6.4%
Non-Same Park	2,380	883	169.5%	4,668	1,707	173.5%
Multifamily	1,343	1,071	25.4%	2,488	2,331	6.7%
Assets sold (1)	465	4,739	(90.2)%	2,453	9,733	(74.8%)
Depreciation and amortization expense	(22,799)	(22,514)	1.3%	(45,931)	(45,499)	0.9%
General and administrative expense	(11,092)	(4,799)	131.1%	(22,416)	(9,181)	144.2%
Interest and other income	1,722	923	86.6%	1,968	1,179	66.9%
Interest and other expense	(476)	(268)	77.6%	(806)	(479)	68.3%
Gain on sale of real estate facilities	61,842	19,193	222.2%	118,801	19,193	519.0%
Net income	$107,520	$70,050	53.5%	$208,665	$117,557	77.5%
_______________
(1)Amounts shown for the three and six months ended June 30, 2022 and 2021, respectively, include operating results attributable to the 2022 Assets Sold and the 2021 Asset Sold, respectively.
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
Rental income increased $1.5 million and $6.3 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021 due primarily to higher occupancy in 2022 compared to the same period in 2021 combined with rental income from our Non-Same Park portfolio acquired during the third and fourth quarters of 2021. These increases were partially offset by a decrease in rental income from assets sold.

Cost of operations, excluding stock compensation expense, increased $0.7 million and $1.5 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021 due primarily to higher Cost of Operations incurred by our Same Park (discussed below) and Non-Same Park portfolios, partially offset by a decrease in Cost of Operations from assets sold.
Net income increased $37.5 million and $90.6 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The three month increase was mainly due to a $42.6 million increase in the gain on sale of assets sold during second quarter of 2022, compared to the same period in 2021, combined with a $3.3 million increase in NOI from our Same Park portfolio (defined below), a $1.5 million increase in NOI from our Non-Same Park portfolio (defined below), and $2.5 million lower preferred distributions in 2022 compared to 2021 due to the redemption of preferred stock in November 2021, partially offset by the Merger related costs of $6.1 million and a decrease of $4.3 million in NOI generated from assets sold or held for sale.
The six month increase was due to a $99.6 million increase in the gain on sale of assets sold during the six months ended June 30, 2022 compared to the same period in 2021, combined with an $8.9 million increase in NOI from our Same Park portfolio (defined below), a $3.0 million increase in NOI from our Non-Same Park portfolio (defined below), partially offset by a decrease of $7.3 million in NOI generated from assets sold or held for sale, the Merger related costs of $6.1 million, and a one-time cash payment of $6.7 million to the former CEO, which consists of a $6.6 million cash payment for RSUs, a $0.1 million cash payment for COBRA coverage reimbursement in accordance with his separation agreement, partially offset by $0.6 million non-cash adjustment related to the reversal of stock compensation for the unvested former CEO's shares, net of dividend forfeiture expense.

Same Park Portfolio
We believe that evaluation of the Same Park portfolio provides an informative view of how the Company’s portfolio has performed over comparable periods. We believe that investors and analysts use Same Park information in a comparable manner.
The following table summarizes the historical operating results of our Same Park portfolio and certain statistical information related to leasing activity during the three and six months ended June 30, 2022 and 2021 (in thousands, except per square foot data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Rental income
Cash Rental Income (1)	$103,242	$97,698	5.7%	$205,749	$192,518	6.9%
Non-Cash Rental Income (2)	746	312	139.1%	1,641	1,649	(0.5%)
Total rental income	103,988	98,010	6.1%	207,390	194,167	6.8%

Cost of Operations
Property taxes	11,366	10,718	6.0%	22,997	21,756	5.7%
Utilities	4,172	3,948	5.7%	8,586	8,169	5.1%
Repairs and maintenance	6,339	5,428	16.8%	11,805	10,461	12.8%
Compensation	4,857	4,345	11.8%	9,936	8,825	12.6%
Snow removal	12	6	100.0%	784	928	(15.5%)
Property insurance	1,251	1,147	9.1%	2,502	2,302	8.7%
Other expenses	1,856	1,596	16.3%	3,340	3,153	5.9%
Total Cost of Operations (3)	29,853	27,188	9.8%	59,950	55,594	7.8%
Less: Non-cash stock based compensation in operating costs	(518)	(438)	18.3%	(1,004)	(852)	17.8%
Total Cash Cost of Operations	29,335	26,750	9.7%	58,946	54,742	7.7%
NOI (4)	$74,135	$70,822	4.7%	$147,440	$138,573	6.4%

Cash NOI (5)	$73,907	$70,948	4.2%	$146,803	$137,776	6.6%

Selected Statistical Data
Square footage at period end	25,365	25,365	—	25,365	25,365	—
NOI margin (6)	71.3%	72.3%	(1.0%)	71.1%	71.4%	(0.3%)
Cash NOI margin (7)	71.6%	72.6%	(1.0%)	71.4%	71.6%	(0.2%)
Weighted average square foot occupancy	95.6%	94.2%	1.4%	95.9%	93.8%	1.9%
Revenue per Occupied Square Foot (8)	$16.83	$16.41	2.6%	$16.78	$16.32	2.8%
Cash Rental Income per Occupied Square Foot (9)	$16.58	$16.36	1.3%	$16.47	$16.18	1.8%
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
(9)Cash Rental Income per Occupied Square Foot is computed by dividing Cash Rental Income for the period by weighted average occupied square feet for the same period. Cash rental Income per Occupied Square Foot for the three and six month periods shown is annualized.
Analysis of Same Park Rental Income
Rental income for our Same Park portfolio increased 6.1% and 6.8% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The three and six month increase was due primarily due to an increase in weighted average occupancy and higher rental rates charged to our customers, as revenue per occupied square foot increased 2.6% and 2.8%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.
The following table details the change in Same Park rental income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Rental income
Base rental income	$76,232	$73,270	$2,962	$151,919	$143,437	$8,482
Expense recovery income	26,694	23,815	2,879	53,050	47,587	5,463
Lease buyout income	112	170	(58)	272	486	(214)
Rent receivable recovery/(write-off)	(128)	47	(175)	(215)	46	(261)
Abatements	—	(103)	103	(2)	(185)	183
Deferrals	—	(78)	78	—	(280)	280
Deferral repayments, net	139	422	(283)	289	1,103	(814)
Fee Income	193	155	38	436	324	112
Cash Rental Income	103,242	97,698	5,544	205,749	192,518	13,231
Non-Cash Rental Income (1)	746	312	434	1,641	1,649	(8)
Total rental income	$103,988	$98,010	$5,978	$207,390	$194,167	$13,223
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
The following table sets forth the expirations of existing leases in our Same Park portfolio over the next five years based on lease data at June 30, 2022 (dollars and square feet in thousands):

Year of Lease Expiration	Number of Customers	Square Footage Subject to Expiring Leases	Percent of Total Leased Square Footage	Annualized Rental Income Under Expiring Leases	Percent of Annualized Rental Income Represented by Expiring Leases
Remainder of 2022	1,155	2,787	12%	50,250	11%
2023	1,441	5,860	24%	101,889	23%
2024	1,006	5,017	21%	92,169	21%
2025	460	3,858	16%	72,389	17%
2026	225	2,356	10%	42,911	10%
Thereafter	193	4,131	17%	79,007	18%
Total	4,480	24,009	100%	438,615	100%
See “Analysis of Same Park Market Trends” below for further analysis of such data on a by market basis.
Analysis of Same Park Cost of Operations
Cost of Operations, excluding stock-based compensation, for our Same Park portfolio increased 9.8% and 7.8% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year. The three and six month increases were due to increases in almost all cost of operations categories due to increased traffic as customers returned to the workplace, except for snow removal and other expenses.
Property taxes increased 6.0% and 5.7% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year. These increases were due to higher assessed values. We expect potential property tax growth in the future due to higher assessed values.
Utilities are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Utilities increased 5.7% and 5.1% during the three and six months ended June 30, 2022, respectively, as compared to the same period in the prior year. The three-month increase was driven by increased rates and increased usage as customers returned to the workplace. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and not readily predictable. However, we expect utility costs in the future to return to pre-COVID-19 pandemic levels over time due to expected increases in traffic and use at our parks as our customers resume operations.
Repairs and maintenance increased 16.8% and 12.8% for the three and six months ended June 30, 2022, as compared to the same period in the prior year. The three-month increase was due to increased usage as customers returned to the workplace. Repairs and maintenance costs are dependent upon many factors including weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs, and random events, and as a result, are not always predictable. We expect repairs and maintenance costs for the remainder of 2022 to be more consistent with pre-COVID-19 pandemic levels as a result of expected increases in traffic and use at our parks as customers resume operations.

Compensation increased 11.8% and 12.6% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year. The increase in compensation was primarily due to increases in personnel and increased wages due to inflationary impacts on labor. We expect compensation and payroll expenses to continue to increase in the future.

Snow removal costs increased 100.0% and decreased 15.5% during the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year. Snow removal costs are weather dependent and therefore not predictable.
Property insurance increased 9.1% and 8.7% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year. The three-month increase was primarily due to an increase in our property insurance premiums due to unfavorable market conditions pervasive throughout commercial real estate sectors. We expect to experience increases in property insurance expense in the future as unfavorable market conditions pervasive throughout commercial real estate sectors persist.
Other expenses increased 16.3% and 5.9% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year. Other expenses are comprised of general property expenses incurred in the operation of our properties. We expect other expenses for the remainder of 2022 to be similar to our results for the three and six months ended June 30, 2022.

Analysis of Same Park Market Trends
The following tables set forth historical data by region related to the operations of our Same Park portfolio for Cash Rental Income, Cash Cost of Operations, weighted average occupancy, and Cash Rental Income per Occupied Square Foot (in thousands, except per square foot data):

		Three Months Ended June 30,			Six Months Ended June 30,
Region		2022	2021	Change	2022	2021	Change

Geographic Data on Same Park

Cash Rental Income	Square Feet
Northern California	7,231	$30,209	$28,573	5.7%	$60,457	$55,937	8.1%
Southern California	3,529	16,177	15,411	5.0%	32,132	29,504	8.9%
Dallas	2,093	5,553	5,173	7.3%	10,999	10,217	7.7%
Austin	1,963	9,537	8,652	10.2%	18,371	17,285	6.3%
Northern Virginia	4,241	17,916	17,951	(0.2)%	36,631	36,044	1.6%
South Florida	3,866	13,747	12,020	14.4%	26,922	23,806	13.1%
Seattle	1,350	5,135	5,081	1.1%	10,367	10,001	3.7%
Suburban Maryland	1,092	4,968	4,837	2.7%	9,870	9,724	1.5%
Total Same Park	25,365	$103,242	$97,698	5.7%	205,749	192,518	6.9%

Cash Cost of Operations
Northern California		$6,913	$6,218	11.2%	13,524	12,561	7.7%
Southern California		4,141	3,836	8.0%	8,353	7,691	8.6%
Dallas		1,960	1,989	(1.5)%	3,751	3,908	(4.0)%
Austin		3,892	3,141	23.9%	7,398	6,356	16.4%
Northern Virginia		5,922	5,525	7.2%	12,645	11,958	5.7%
South Florida		3,632	3,175	14.4%	7,159	6,359	12.6%
Seattle		1,269	1,271	(0.2)%	2,709	2,563	5.7%
Suburban Maryland		1,606	1,595	0.7%	3,407	3,346	1.8%
Total Same Park		$29,335	$26,750	9.7%	58,946	54,742	7.7%

Cash NOI
Northern California		$23,296	$22,355	4.2%	46,933	43,376	8.2%
Southern California		12,036	11,575	4.0%	23,779	21,813	9.0%
Dallas		3,593	3,184	12.8%	7,248	6,309	14.9%
Austin		5,645	5,511	2.4%	10,973	10,929	0.4%
Northern Virginia		11,994	12,426	(3.5)%	23,986	24,086	(0.4)%
South Florida		10,115	8,845	14.4%	19,763	17,447	13.3%
Seattle		3,866	3,810	1.5%	7,658	7,438	3.0%
Suburban Maryland		3,362	3,242	3.7%	6,463	6,378	1.3%
Total Same Park		$73,907	$70,948	4.2%	$146,803	$137,776	6.6%

Weighted average square foot occupancy
Northern California		96.3%	93.9%	2.4%	96.9%	93.5%	3.4%
Southern California		97.6%	97.0%	0.6%	97.7%	96.6%	1.1%
Dallas		91.3%	88.4%	2.9%	92.1%	87.7%	4.4%
Austin		94.3%	95.0%	(0.7)%	94.3%	95.0%	(0.7)%
Northern Virginia		93.8%	92.8%	1.0%	94.2%	92.7%	1.5%
South Florida		98.6%	96.9%	1.7%	98.3%	96.2%	2.1%
Seattle		95.7%	94.0%	1.7%	95.6%	93.6%	2.0%
Suburban Maryland		91.6%	91.8%	(0.2)%	91.8%	92.0%	(0.2)%
Total Same Park		95.6%	94.2%	1.4%	95.9%	93.8%	2.1%

Cash Rental Income per Occupied Square Foot (1)
Northern California		$17.36	$16.82	3.2%	$17.27	$16.53	4.5%
Southern California		$18.80	$18.01	4.4%	$18.64	$17.32	7.6%
Dallas		$11.62	$11.18	3.9%	$11.40	$11.13	2.4%
Austin		$20.60	$18.55	11.1%	$19.83	$18.53	7.0%
Northern Virginia		$18.01	$18.24	(1.3)%	$18.33	$18.34	(0.1)%
South Florida		$14.42	$12.83	12.4%	$14.16	$12.80	10.6%
Seattle		$15.89	$16.02	(0.8)%	$16.06	$15.82	1.5%
Suburban Maryland		$19.81	$19.25	2.9%	$19.64	$19.31	1.7%
Total Same Park		$17.03	$16.36	4.1%	$16.92	$16.18	4.6%
_______________
(1)Defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations–Analysis of Net Income–Same Park Portfolio table.

Our past revenue growth has come from contractual annual rent increases, as well as re-leasing of space at rates above outgoing rental rates. We believe the percentage difference between outgoing cash rent inclusive of estimated expense recoveries and incoming cash rent inclusive of estimated expense recoveries for leases executed (“Cash Rental Rate Change”) is useful in understanding trends in current market rates relative to our existing lease rates. The following table summarizes Cash Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park portfolio for the three months ended June 30, 2022 (square feet in thousands):

	Three Months Ended June 30, 2022
Industrial	Square Footage Leased	Customer Retention	Transaction Costs per Executed Foot	Cash Rental Rate Change (1)	GAAP Rent Change (2)
Northern California	149	53.8%	$4.77	32.1%	63.3%
Southern California	145	65.2%	1.70	22.4%	41.6%
Dallas	90	96.5%	2.23	43.0%	59.7%
Austin	14	35.7	0.72	7.7%	30.4%
Northern Virginia	32	77.3%	—	12.8%	25.2%
South Florida	176	71.1%	1.06	36.8%	49.2%
Seattle	31	71.5%	4.59	20.4%	41.8%
Suburban Maryland	44	100.0%	0.08	16.5%	18.2%
Industrial Totals by Region	681	68.4%	$2.21	28.2%	47.8%

Flex
Northern California	23	65.6%	$1.63	8.6%	13.3%
Southern California	34	67.1%	2.50	20.0%	35.3%
Dallas	66	69.2%	4.96	12.6%	29.3%
Austin	65	82.3%	11.72	2.6%	17.5%
Northern Virginia	52	56.8%	4.84	1.0%	8.5%
South Florida	1	100.0%	—	25.7%	43.9%
Seattle	19	91.8%	1.75	8.7%	21.4%
Flex Totals by Region	260	68.5%	$5.74	7.6%	19.8%

Office
Northern California	19	75.5%	$0.29	(4.1)%	(4.0)%
Southern California	5	100.0%	0.26	4.1%	12.4%
Northern Virginia	70	87.1%	6.67	(5.3)%	(0.4)%
Suburban Maryland	12	42.5%	11.17	(4.4)%	1.1%
Office Totals by Region	106	79.0%	$5.74	(4.4)%	(0.8)%

Company Totals by Type	1,047	69.6%	$3.44	17.8%	32.3%
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

The following table summarizes Cash Rental Rate Change and other key statistical information with respect to the Company’s leasing production for its Same Park portfolio for the six months ended June 30, 2022 (square feet in thousands):

	Six Months Ended June 30, 2022
Industrial	Square Footage Leased	Customer Retention	Transaction Costs per Executed Foot	Cash Rental Rate Change (1)	GAAP Rent Change (2)
Northern California	375	67.3%	$3.28	22.0%	43.7%
Southern California	378	71.3%	2.17	16.3%	30.5%
Dallas	187	57.4%	2.89	24.9%	41.8%
Austin	42	31.3	2.39	15.4%	41.7%
Northern Virginia	172	93.0%	1.20	7.9%	19.3%
South Florida	475	66.7%	1.25	29.1%	50.3%
Seattle	76	68.8%	3.42	19.2%	39.4%
Suburban Maryland	52	100.0%	0.25	13.1%	14.8%
Industrial Totals by Region	1,757	69.4%	$2.14	20.3%	38.1%

Flex
Northern California	54	75.8%	$1.36	9.6%	15.7%
Southern California	78	74.5%	3.91	12.4%	26.0%
Dallas	117	68.3%	4.08	10.4%	24.5%
Austin	168	86.3%	8.73	4.1%	17.3%
Northern Virginia	87	55.6%	4.48	0.3%	5.3%
South Florida	7	63.9%	1.84	18.5%	36.4%
Seattle	51	63.0%	2.41	8.1%	18.8%
Flex Totals by Region	562	70.5%	$5.07	6.8%	17.9%

Office
Northern California	38	77.0%	$0.15	(5.4)%	(4.9)%
Southern California	6	66.2%	0.20	3.4%	11.5%
Northern Virginia	144	68.9%	9.46	(7.4)%	(0.1)%
Seattle	1	100.0%	—	6.2%	15.3%
Suburban Maryland	34	56.3%	10.59	(2.6)%	2.6%
Office Totals by Region	223	68.3%	$7.74	(5.9)%	(0.8)%

Company Totals by Type	2,542	69.6%	$6.19	13.7%	27.7%
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
For the three and six months ended June 30, 2022, weighted average occupancy was 95.6% and 95.9%, respectively, an increase from weighted average occupancy of 94.2% and 93.8% for the three and six months ended June 30, 2021. Renewals of leases with existing customers represented 73.8% of our leasing activity for the six months ended June 30, 2022. Average lease term of the leases executed during the three months ended June 30, 2022, respectively, was 3.8 years with associated average transaction costs (tenant improvements and leasing commissions) of $3.44. For comparative purposes, average lease term and transaction costs on leases executed during the three months ended June 30, 2021 were 3.3 years and $2.76 per square foot, respectively. The uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to increase or maintain existing occupancy levels, possible decreases in rental rates on new and renewal transactions, and potential additional rent deferrals, rent abatements, and customer defaults, may affect our ability to grow Same Park rental income in the near future.

Non-Same Park Portfolio: The table below reflects the assets comprising our Non-Same Park portfolio (in thousands):

Acquired Property	Date Acquired	Location	Purchase Price	Square Feet	Occupancy at June 30, 2022
Jupiter Business Park	November 2021	Plano, TX	$25,600	141	100.0%
Port America	September 2021	Grapevine, Texas	123,268	718	96.5%
Pickett Industrial Park	October 2020	Alexandria, VA	46,582	246	58.2%
La Mirada Commerce Center	January 2020	La Mirada, CA	13,513	73	100.0%
Total acquired property			$208,963	1,178	89.1%
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
Multifamily: As of June 30, 2022, we held a 95.0% controlling interest in a joint venture that owns Highgate at The Mile, a 395-unit apartment complex in Tysons, Virginia. The following table summarizes the historical operating results of Highgate at The Mile and certain statistical information (in thousands, except per unit data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Rental income	$2,524	$2,248	12.3%	$4,893	$4,575	7.0%
Cost of operations	1,181	1,177	0.3%	2,405	2,244	7.2%
NOI	$1,343	$1,071	25.4%	$2,488	$2,331	6.7%

Selected Statistical Data
Weighted average square foot occupancy	94.9%	94.6%	0.3%	94.9%	94.4%	0.5%

					As of June 30, 2022
Total costs (1)						$115,426
Physical occupancy						94.1%
Average rent per unit (2)						$2,132
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

The three and six month increases in NOI in 2022 compared to 2021 were primarily due to an increase in rental income as the Tysons submarket continued to show signs of recovery. The cost of operations for the three months ended June 30, 2022 remained flat compared to the same period in 2021. The increase in the cost of operations for the six months ended June 30, 2022 is primarily due to an increase in utility charges, increased costs for common area cleaning, increased turnover costs, and unscheduled repairs to the garage door and HVAC units. Due to the uncertainty of the COVID-19 pandemic’s impact on the Company’s future ability to maintain existing occupancy levels and rental rates, we may continue to experience NOI levels below those which were achieved prior to the onset of the COVID-19 pandemic in the future.

Assets sold or held for sale: These amounts include historical operating results with respect to properties that were sold or held for sale.
For the three and six months ended June 30, 2022, the operating results include 1.1 million square feet of 2022 Assets Sold. For the three and six months ended June 30, 2021, the operating results include 1.1 million square feet of 2022 Assets Sold and 0.2 million square feet of 2021 Assets Sold.
Depreciation and Amortization Expense: Depreciation and amortization expense was $22.8 million and $45.9 million for the three and six months ended June 30, 2022 and 2021, and consistent with the $22.5 million and $45.5 million for the same periods in 2021.
General and Administrative Expense: General and administrative expense primarily represents executive and other compensation, including non-cash stock compensation, audit and tax fees, legal expenses and other costs associated with being a public company. For the three months ended June 30, 2022, general and administrative expense increased $6.3 million compared to the same period in 2021 primarily due to Merger related costs of $6.1 million for professional fees and investor related services.
For the six months ended June 30, 2022, general and administrative expense increased $13.2 million compared to the same period in 2021 primarily due to Merger related costs of $6.1 million for professional fees and investor related services and a one-time cash payment of $6.7 million to the former CEO in the first quarter of 2022, which consists of a $6.6 million cash payment for RSUs, a $0.1 million cash payment for COBRA coverage reimbursement in accordance with his separation agreement, partially offset by the non-cash $0.6 million reversal of stock compensation for the unvested former CEO's shares net of dividend forfeiture expense.
Gain on Sale of Real Estate Facilities
On June 1, 2022, the Company sold a 93,000 square foot industrial-flex business park located in San Francisco, California, for net sale proceeds of $62.1 million, which resulted in a gain on sale of $55.3 million.

On May 6, 2022, the Company sold a 291,000 square foot office-oriented business park located in Fairfax, Virginia, for net sale proceeds of $35.6 million, which resulted in a gain on sale of $6.5 million.
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
Refer to “Note 13. Subsequent Events” for information regarding Company’s asset sales in July 2022.

Liquidity and Capital Resources
This section should be read in conjunction with our consolidated statements of cash flows for the three and six months ended June 30, 2022 and 2021 and the notes to our consolidated financial statements, which set forth the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.
Overview and Outlook
Our expected material cash requirements for the three months ended June 30, 2022 and thereafter consist of (i) contractually obligated expenditures, including payments of principal and interest; (ii) other essential expenditures, including property operating expenses, maintenance capital expenditures and dividends paid in accordance with REIT distribution requirements; and (iii) opportunistic expenditures, including acquisitions and developments and repurchases of our securities. We expect to satisfy these short-term and long-term cash requirements through operating cash flow, disposition proceeds and opportunistic debt and equity financing.

Refer to Note 12 – “Merger Events” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q, for information regarding the Merger. If and when the Merger closes, we expect that Blackstone will operate the Company with higher leverage and secured debt levels than the Company has historically utilized. These changes could significantly impact the Company’s liquidity in future periods.

These anticipated changes will and have impacted our credit ratings. For example, as a result of the announced Merger, our corporate credit rating by Standard and Poor’s (S&P) was downgraded to BBB+, while our preferred stock classes were downgraded to a rating of BBB-. S&P placed all their ratings on PSB, including our 'BBB+' issuer credit rating, on CreditWatch with negative implications. The CreditWatch placement reflects that S&P could lower their ratings upon closing of the transaction, based on the pro forma capital structure and their view of the acquirer's financial policy. S&P no longer views PSB as being strategic to Public Storage.

In addition, following the announcement of the Merger, Moody’s Investors Service (“Moody’s”) placed under review for downgrade the ratings of the Company and our Baa2 preferred stock rating and the Baa1 senior unsecured shelf rating of our main operating subsidiary, PS Business Parks, L.P. The review for downgrade reflects the likelihood that PSB’s credit profile will deteriorate under Blackstone’s ownership, with the potential for meaningfully higher leverage and secured debt levels that could result in a multi-notch downgrade of the REIT’s ratings, including crossing over to non-investment grade territory, upon transaction close.

Sources of Capital
Operating Cash Flow: We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for debt service, capital expenditures and distributions to our stockholders for the foreseeable future. In the last five years, we have retained $40 to $60 million in operating cash flow per year. Retained operating cash flow represents cash flow provided by operating activities, less stockholder and unit holder distributions and capital expenditures, excluding development costs. In addition, as of June 30, 2022, we had $173.5 million in unrestricted cash.
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

Cash Requirements
Contractual Commitments: Our material contractual commitments as of June 30, 2022 consist of principal and interest on our Credit Facility, payment of dividends on our preferred stock (which if not paid will accrue), contractual construction commitments for development projects, and ground lease obligations:
•Credit Facility: As of June 30, 2022, we have zero balance outstanding on our Credit Facility. We are in compliance with all of the covenants and other requirements of our Credit Facility. Our Credit Facility expires in August 2025.
•Preferred stock dividends: We paid $19.2 million and to preferred stockholders during the six months ended June 30, 2022. We expect to continue to pay quarterly distributions of $9.6 million to our preferred stockholders for the foreseeable future or until such time as there is a change in the amount or composition of our series of preferred equity outstanding. Dividends on preferred equity are paid when and if declared by our Board of Directors (the "Board") and accumulate if not paid.
•Contractual commitments: Contractual construction commitments as of June 30, 2022 are approximately $28.0 million.
•Ground lease obligations: Our contractual payment requirements under various operating leases as of June 30, 2022 are approximately $0.1 million for 2022 and $1.4 million thereafter.
•Leasing transaction cost commitments: We have commitments, pursuant to executed leases throughout our portfolio, to spend $7.1 million on transaction costs, which include tenant improvements and lease commissions as of June 30, 2022.
Capital Expenditures: We define recurring capital expenditures as those necessary to maintain and operate our real estate at its current economic value. Nonrecurring capital improvements generally are related to property reconfiguration and other capital expenditures related to repositioning asset acquisitions.
The following table sets forth our commercial capital expenditures paid for in the six months ended June 30, 2022 and 2021 on an aggregate and per square foot basis:

	Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(per square foot) (1)
Commercial Real Estate
Recurring capital expenditures
Capital improvements	$5,116	$4,429	$0.19	$0.16
Tenant improvements	8,956	7,024	0.33	0.25
Lease commissions	2,928	3,404	0.11	0.12
Total commercial recurring capital expenditures	17,000	14,857	0.63	0.53
Nonrecurring capital improvements	2,120	843	0.08	0.03
Total commercial capital expenditures	$19,120	$15,700	$0.71	$0.56
_______________
(1)Per square foot amounts are calculated based on capital expenditures divided by total weighted average square feet owned for the periods presented.

The following table summarizes recurring capital expenditures paid and the related percentage of NOI for Same Park by region for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	Recurring Capital Expenditures			Recurring Capital Expenditures as a Percentage of NOI
	2022	2021		2022	2021
Region
Same Park
Northern California	$1,729	$4,143	(58.3)%	3.7%	9.4%
Southern California	3,452	1,535	124.9%	14.5%	6.7%
Dallas	1,076	1,283	(16.1)%	15.0%	20.5%
Austin	1,055	569	85.4%	9.6%	5.4%
Northern Virginia	3,354	2,713	23.6%	13.5%	11.3%
South Florida	1,394	958	45.5%	7.2%	5.6%
Seattle	1,047	607	72.5%	13.5%	8.2%
Suburban Maryland	495	1,534	(67.7)%	7.9%	25.3%
Total Same Park	13,602	13,342	1.9%	9.2%	9.6%
Non-Same Park
Southern California	32	38	(15.8)%
Dallas	554	72	669.4%
Northern Virginia	2,077	145	1332.4%
Total Non-Same Park	2,663	255	944.3%
Assets sold or held for sale	735	1,260	(41.7)%
Total commercial recurring capital expenditures	$17,000	$14,857	14.4%
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
As of June 30, 2022, we were in the process of developing an approximately 83,000 square foot multi-tenant industrial building at our 212 Business Park located in Kent, Washington. During the quarter ended June 30, 2022, $1.5 million was reclassified from land to property held for development on our consolidated balance sheet and, as of June 30, 2022, $10.7 million of the estimated $17.1 million total development costs had been incurred. The total investment, inclusive of land and development costs, for the 212 Business Park development is projected to be $18.6 million. This construction project is scheduled to be completed in the fourth quarter of 2022. As of June 30, 2022, we have contractual construction commitments totaling $3.7 million that will be paid to various contractors as the project is completed.
As of June 30, 2022, we were in the process of developing an approximately 17,000 square foot multi-tenant industrial building at our Boca Commerce Park, located in Boca Raton, Florida. During the quarter ended June 30, 2022, $0.6 million was reclassified from land to property held for development on our consolidated balance sheet and, as of June 30, 2022, $3.4 million of the estimated $4.2 million total development costs had been incurred. The total investment, inclusive of land and development costs, for the Boca Commerce Park development is projected to be $4.8 million. This construction project is scheduled to be completed in the fourth quarter of 2022. As of June 30, 2022, we have contractual construction commitments totaling $0.8 million that will be paid to various contractors as the project is completed.
In August 2020, we entered into the Brentford Joint Venture for the purpose of developing a second multifamily property, Brentford at The Mile, a planned 411-unit multifamily apartment complex. We contributed the Brentford Parcel at a value of $18.5 million, for which we received equity contribution credit in the Brentford Joint Venture. Our cost basis in the Brentford Parcel was $5.1 million as of June 30, 2022
Construction of Brentford at The Mile commenced in August 2020 and is anticipated to be completed over a period of 24 to 36 months at an estimated development cost of $110 million to $115 million, excluding land cost. As of June 30, 2022, the development cost incurred was $77.2 million, which is reflected in land and building held for development, net on our consolidated balance sheets along with our $5.1 million cost basis in the Brentford Parcel. As of June 30, 2022, we have contractual construction commitments totaling $20.8 million that will be paid to various contractors as the project is completed.
Repurchase of Common Stock: The Board has approved a common stock repurchase program and we may in the future acquire our shares under the program. As of June 30, 2022, management has the authorization to repurchase an additional 1,614,721 shares. No shares of common stock were repurchased under the board-approved common stock repurchase program during the three and six months ended June 30, 2022. The Company does not expect to repurchase shares prior to the closing of the Mergers.
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
We paid REIT qualifying distributions of $38.6 million ($9.6 million to preferred stockholders and $29.0 million to common stockholders) during the six months ended June 30, 2022.
Our consistent, long-term dividend policy has been to set dividend distribution amounts based on our taxable income.
On July 8, 2022, the Company announced that, in accordance with the Merger Agreement, the Board declared (i) a prorated quarterly cash dividend on the Company’s common stock equal $0.216848 per share and (ii) a cash dividend of $5.25 per share of the Company’s common stock (the “Closing Cash Dividend), each payable immediately before the effective time of the Partnership Merger, to holders of record as of the close of business on the business day immediately preceding the closing of the Mergers and contingent upon the approval of the Company Merger by the Company’s stockholders, the satisfaction or waiver of the other conditions to the Mergers, and the Merger Agreement not having been terminated. The Closing Cash Dividend will be designated, to the maximum extent permitted by applicable law, as a “capital gains dividend” under the Code. The per share merger consideration will be reduced by the per share amount of such Closing Cash Dividend. Refer to Note 12 – “Merger Events” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q, for additional information regarding the Merger.

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
FFO for the three and six months ended June 30, 2022 was $1.68 per share and $3.33 per share, representing a 4.0% and 2.9% decrease from the same periods in 2021.
The decrease in FFO per share for the three months ended June 30, 2022 was due to Merger related costs of $6.1 million and higher general and administrative expenses. The decrease in FFO was partially offset by lower preferred distributions in the second quarter due to the Series W preferred stock redemption in Q4 2021, and higher NOI as described above.
The decrease in FFO per share for the six months ended June 30, 2022 was due to the above-mentioned Merger costs of $6.1 million, a one-time cash payment of $6.6 million to the former Chief Executive Officer ("CEO") for RSUs and a $0.1 million cash payment for COBRA coverage reimbursement, in accordance with his separation agreement, partially offset by a $0.6 million non-cash adjustment related to the reversal of stock compensation for the unvested former CEO's shares, net of dividend forfeiture expense, and higher general and administrative expenses. The decrease in FFO was partially offset by lower preferred distributions due to the Series W preferred stock redemption in Q4 2021, and higher NOI as described above.
Core FFO for the three and six months ended June 30, 2022 was $1.85 per share and $3.68, per share representing a 4.5% and 7.0% increase from the same periods in 2021.
Core FFO for the three and six months ended June 30, 2022 excludes the impact of the Merger related costs of $6.1 million and the a one-time cash payment of $6.7 million to the former CEO, which consists of a $6.6 million cash payment for RSUs, a $0.1 million cash payment for COBRA coverage reimbursement in accordance with his separation agreement, partially offset by $0.6 million non-cash adjustment related to the reversal of stock compensation for the unvested former CEO's shares, net of dividend forfeiture expense.

The following table reconciles net income allocable to common stockholders to FFO, Core FFO and FAD as well as net income per share to FFO per share and Core FFO per share (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income allocable to common stockholders	$77,077	$45,595	$149,070	$73,481
Adjustments
Gain on sale of real estate facilities	(61,842)	(19,193)	(118,801)	(19,193)
Depreciation and amortization	22,799	22,514	45,931	45,499
Net income allocable to noncontrolling interests	20,388	12,094	39,437	19,505
Net income allocable to restricted stock unit holders	475	314	998	478
FFO allocated to joint venture partner	(33)	(18)	(56)	(45)
FFO allocable to diluted common stock and units	58,864	61,306	116,579	119,725
Acquisition and merger costs	6,147	—	6,147	—
CEO cash payment for RSUs net of reversal of stock compensation	—	—	6,108	—
Maryland reincorporation costs	—	510	—	510
Core FFO allocable to diluted common stock and units	$65,011	$61,816	$128,834	$120,235

FAD
FFO allocable to diluted common stock and units	$58,864	$61,306	$116,579	$119,725
Adjustments:
Recurring capital improvements	(3,055)	(3,638)	(4,611)	(4,183)
Tenant improvements	(5,837)	(3,849)	(8,735)	(6,254)
Capitalized lease commissions	(1,620)	(1,430)	(2,920)	(3,160)
Total recurring capital expenditures for assets sold	(139)	(542)	(734)	(1,261)
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	(387)	(5)	(1,318)	(3,202)
Non-cash rental income (1)	(1,015)	(183)	(2,172)	(1,490)
Non-cash stock compensation expense	2,000	2,301	2,940	4,081
FAD allocable to diluted common stock and units	48,811	53,960	99,029	104,249

Weighted average outstanding
Common stock	27,630	27,531	27,618	27,513
Operating partnership units	7,305	7,305	7,305	7,305
Restricted stock units	39	32	39	35
Common stock equivalents	92	101	89	98
Total diluted common stock and units	35,066	34,969	35,051	34,951

Reconciliation of Earnings per share to FFO per share
Net income per common stock—diluted	$2.78	$1.65	$5.38	$2.66
Gain on sale of real estate facilities	(1.76)	(0.55)	(3.39)	(0.55)
Depreciation and amortization expense	0.65	0.64	1.31	1.31
Net income allocated to restricted stock unit holders	0.01	0.01	0.03	0.01
FFO per share	$1.68	$1.75	$3.33	$3.43
Acquisition and merger costs	0.17	—	0.17	—
CEO cash payment for RSUs net of reversal of stock compensation	—	—	0.18	—
Maryland reincorporation costs	—	0.01	—	0.01
Core FFO per share	$1.85	$1.77	$3.68	$3.44
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding as of June 30, 2022.
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
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2022, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The consummation of the Merger is subject to certain conditions. While it is currently expected that the Merger will close on or around July 20, 2022, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that a development will not transpire that could delay or prevent these conditions from being satisfied. If the Merger is not consummated for any reason, the trading price of our common stock may significantly decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be completed and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:
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
Subject to certain conditions set forth in the Merger Agreement, we may terminate the Merger Agreement. In certain cases, as set forth in the Merger Agreement, upon terminating the Merger Agreement we would be required to pay a termination fee equal to $220,000,000 if the Merger Agreement is terminated in certain specified circumstances.
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
The Company is subject to stockholder lawsuits challenging the Merger and such suits seek, among other things, to enjoin us from proceeding with the stockholder vote on the Merger. No assurance can be made as to the outcome of these and other similar lawsuits, including the amount of costs associated with defending any of these claims or any other liabilities that may be incurred in connection with the litigation of any of these claims. If plaintiffs are successful in obtaining an injunction prohibiting completion the Merger on the agreed-upon terms, such an injunction may delay the completion of the transaction in the expected timeframe, or may prevent the transaction from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.
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
During the six months ended June 30, 2022, there were no shares of the Company’s common stock repurchased. As of June 30, 2022, 1,614,721 shares remain available for purchase under the program.
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

Dated: July 19, 2022

PS BUSINESS PARKS, INC.

BY:	/s/ Adeel Khan
Adeel Khan
Chief Financial Officer
(Principal Financial Officer)