Form 10-Q
period 2022-09-30
PS BUSINESS PARKS, INC./MD
filed 2022-11-08
CIK 866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-10709

PS BUSINESS PARKS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	95-4300881
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, New York, New York	10154
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 583-5000
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Depositary Shares Each Representing 1/1,000 of a 5.250% Cum Pref Stock, Series X, $0.01 par value	PSBPrX	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cum Pref Stock, Series Y, $0.01 par value	PSBPrY	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 4.875% Cum Pref Stock, Series Z, $0.01 par value	PSBPrZ	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Non-accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2022, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 100.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PS Business Parks, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands - except share data)

	Successor	Predecessor
	September 30, 2022	December 31, 2021
ASSETS
Assets:
Investments in real estate, net	$5,613,947	$1,936,338
Assets held for sale	—	33,609
Cash and cash equivalents	112,180	27,074
Restricted cash	634	—
Tenant and other receivables	8,422	39,202
Lease-related intangible assets, net	276,748	71,793
Prepaid expenses and other assets	127,953	15,206
Due from affiliates	9	—
Total assets[1]	$6,139,893	$2,123,222

LIABILITIES AND EQUITY
Liabilities:
Debt, net	$3,751,039	$32,000
Accounts payable, accrued expenses and other liabilities	151,342	94,301
Lease-related intangible liabilities, net	162,623	2,779
Due to affiliates	15,837	71
Total liabilities[1]	4,080,841	129,151
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 30,325 and 30,200 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	563,526	755,000
Common stock, $0.01 par value, 200,000,000 shares authorized, 100 shares issued and outstanding as of September 30, 2022; 100,000,000 shares authorized, 27,589,807 shares issued and outstanding as of December 31, 2021	—	275
Paid-in capital	2,847,170	752,444
Accumulated earnings (deficit)	(1,365,111)	226,737
Total PS Business Parks, Inc.'s stockholders' equity	2,045,585	1,734,456
Noncontrolling interest	13,467	259,615
Total equity	2,059,052	1,994,071
Total liabilities and equity	$6,139,893	$2,123,222
____________________________
¹ See Note 2 — Summary of Significant Accounting Policies for details related to variable interest entities (“VIEs”).
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

PS Business Parks, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands – except share data)

	Successor	Predecessor
	Period from July 20, 2022 through September 30, 2022	Period from July 1, 2022 through July 19, 2022	Three Months Ended September 30, 2021	Period from January 1, 2022 through July 19, 2022	Nine Months Ended September 30, 2021
Revenue:
Rental revenue	$77,764	$22,412	$110,478	$246,175	$328,308
Total revenue	77,764	22,412	110,478	246,175	328,308
Expenses:
Property expenses	17,810	8,135	33,099	74,848	98,198
Depreciation and amortization	100,211	4,626	23,857	50,557	69,356
General and administrative	2,642	2,572	5,155	19,079	14,511
Merger costs	37,266	94,805	—	100,952	—
Total expenses	157,929	110,138	62,111	245,436	182,065

Other income (expense):
Gain on sale of real estate, net	—	38,221	29,924	157,022	49,117
Interest income (expense)	9,933	(59)	(207)	(615)	(478)
Other income	144	89	379	2,044	1,138
Total other income (expense)	10,077	38,251	30,096	158,451	49,777

Income (loss) before income tax	(70,088)	(49,475)	78,463	159,190	196,020
Income tax provision	(25)	—	—	—	—
Net income (loss)	(70,113)	(49,475)	78,463	159,190	196,020
Net (income) loss attributable to noncontrolling interests	157	10,213	(13,850)	(29,224)	(33,355)
Net income (loss) attributable to the Company	(69,956)	(39,262)	64,613	129,966	162,665
Allocation to preferred stockholders	(9,580)	—	(12,046)	(19,160)	(36,139)
Allocation to restricted stock unit holders	—	(13)	(350)	(1,011)	(828)
Net income (loss) attributable to common stockholders	$(79,536)	$(39,275)	$52,217	$109,795	$125,698

Earnings (loss) per common share – basic and diluted:
Net income (loss) attributable to common stockholders - basic		$(1.42)	$1.90	$3.98	$4.57
Net income (loss) attributable to common stockholders - diluted		$(1.42)	$1.89	$3.96	$4.55
Weighted average common shares outstanding - basic		27,631,499	27,543,274	27,619,484	27,523,225
Weighted average common shares outstanding - diluted		27,631,499	27,634,778	27,708,617	27,622,549
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

PS Business Parks, Inc.
Consolidated Statements of Equity
(Unaudited)
(in thousands – except share data)

	Successor
Period from July 20, 2022 through September 30, 2022	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Earnings (Deficit)	Total PS Business Parks, Inc.'s Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at July 20, 2022 - pre-merger	—	$—	—	$—	$—	$—	$—	$—	$—
Total Blackstone purchase and contribution	—	—	—	—	2,847,170	—	2,847,170	—	2,847,170
Redemption of common shares	—	—	(27,631,499)	(276)	(756,431)	(4,279,134)	(5,035,841)	—	(5,035,841)
Application of purchase accounting	30,200	563,026	27,631,499	276	756,431	4,279,134	5,598,867	1,308,704	6,907,571
Distribution of assets	—	—	—	—	—	—	—	(1,295,217)	(1,295,217)
Parent Partners Loans receivable	—	—	—	—	—	(1,285,575)	(1,285,575)	—	(1,285,575)
Balance at July 20, 2022 - post-merger	30,200	563,026	—	—	2,847,170	(1,285,575)	2,124,621	13,487	2,138,108
Issuance of stock, net of costs	125	500	100	—	—	—	500	—	500
Noncontrolling interests - joint venture	—	—	—	—	—	—	—	137	137
Distributions
Preferred stock	—	—	—	—	—	(9,580)	(9,580)	—	(9,580)
Net income (loss)	—	—	—	—	—	(69,956)	(69,956)	(157)	(70,113)
Balance at September 30, 2022	30,325	$563,526	100	$—	$2,847,170	$(1,365,111)	$2,045,585	$13,467	$2,059,052
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

PS Business Parks, Inc.
Consolidated Statements of Equity
(Unaudited)
(in thousands – except share data)

	Predecessor
Period from July 1, 2022 through July 19, 2022	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Earnings (Deficit)	Total PS Business Parks, Inc.'s Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	30,200	$755,000	27,631,499	$276	$755,873	$318,782	$1,829,931	$284,079	$2,114,010
Issuance cost	—	—	—	—	176	—	176	—	176
Stock compensation, net	—	—	—	—	382	—	382	—	382
Capital contribution from noncontrolling interests—joint venture	—	—	—	—	—	—	—	79	79
Distributions
Common stock ($5.47 per share)	—	—	—	—	—	(151,056)	(151,056)	—	(151,056)
Noncontrolling interests	—	—	—	—	—	—	—	(39,972)	(39,972)
Net income (loss)	—	—	—	—	—	(39,262)	(39,262)	(10,213)	(49,475)
Balance at July 19, 2022¹	30,200	$755,000	27,631,499	$276	$756,431	$128,464	$1,640,171	$233,973	$1,874,144

Three Months Ended September 30, 2021	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Earnings (Deficit)	Total PS Business Parks, Inc.'s Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	37,790	$944,750	27,541,464	$275	$739,336	$89,800	$1,774,161	$223,374	$1,997,535
Issuance of common stock in connection with share-based compensation	—	—	4,689	—	—	—	—	—	—
Stock compensation, net	—	—	—	—	2,174	—	2,174	—	2,174
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	—	—	—	—	(478)	—	(478)	—	(478)
Capital contribution from noncontrolling interests—joint venture	—	—	—	—	—	—	—	236	236
Distributions
Preferred stock	—	—	—	—	—	(12,046)	(12,046)	—	(12,046)
Common stock ($1.05 per share)	—	—	—	—	—	(28,923)	(28,923)	—	(28,923)
Noncontrolling interests	—	—	—	—	—	—	—	(7,691)	(7,691)
Net income (loss)	—	—	—	—	—	64,613	64,613	13,850	78,463
Balance at September 30, 2021	37,790	$944,750	27,546,153	$275	$741,032	$113,444	$1,799,501	$229,769	$2,029,270
____________________________
¹ This balance was reset as part of purchase accounting. Refer to Note 2 — Summary of Significant Accounting Policies for additional details.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

PS Business Parks, Inc.
Consolidated Statements of Equity
(Unaudited)
(in thousands – except share data)

	Predecessor
Period from January 1, 2022 through July 19, 2022	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Earnings (Deficit)	Total PS Business Parks, Inc.'s Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	30,200	$755,000	27,589,807	$275	$752,444	$226,737	$1,734,456	$259,615	$1,994,071
Issuance cost	—	—	—	—	176	—	176	—	176
Issuance of common stock in connection with share-based compensation	—	—	41,692	1	2,101	—	2,102	—	2,102
Stock compensation, net	—	—	—	—	3,028	—	3,028	—	3,028
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	—	—	—	—	(1,318)	—	(1,318)	—	(1,318)
Capital contribution from noncontrolling interests—joint venture	—	—	—	—	—	—	—	492	492
Distributions
Preferred stock	—	—	—	—	—	(19,160)	(19,160)	—	(19,160)
Common stock ($7.57 per share)	—	—	—	—	—	(209,079)	(209,079)	—	(209,079)
Noncontrolling interests	—	—	—	—	—	—	—	(55,358)	(55,358)
Net income (loss)	—	—	—	—	—	129,966	129,966	29,224	159,190
Balance at July 19, 2022¹	30,200	$755,000	27,631,499	$276	$756,431	$128,464	$1,640,171	$233,973	$1,874,144

Nine Months Ended September 30, 2021	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Earnings (Deficit)	Total PS Business Parks, Inc.'s Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	37,790	$944,750	27,488,547	$274	$738,022	$73,631	$1,756,677	$218,963	$1,975,640
Issuance of common stock in connection with share-based compensation	—	—	57,606	1	906	—	907	—	907
Stock compensation, net	—	—	—	—	5,889	—	5,889	—	5,889
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	—	—	—	—	(3,680)	—	(3,680)	—	(3,680)
Capital contribution from noncontrolling interests—joint venture	—	—	—	—	—	—	—	523	523
Issuance costs	—	—	—	—	(105)	—	(105)	—	(105)
Distributions
Preferred stock	—	—	—	—	—	(36,139)	(36,139)	—	(36,139)
Common stock ($3.15 per share)	—	—	—	—	—	(86,713)	(86,713)	—	(86,713)
Noncontrolling interests	—	—	—	—	—	—	—	(23,072)	(23,072)
Net income (loss)	—	—	—	—	—	162,665	162,665	33,355	196,020
Balance at September 30, 2021	37,790	$944,750	27,546,153	$275	$741,032	$113,444	$1,799,501	$229,769	$2,029,270
__________________________
¹ This balance was reset as part of purchase accounting. Refer to Note 2 — Summary of Significant Accounting Policies for additional details.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

PS Business Parks, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Successor	Predecessor
	Period from July 20, 2022 through September 30, 2022	Period from January 1, 2022 through July 19, 2022	Nine Months Ended September 30, 2021
Operating activities:
Net income (loss)	$(70,113)	$159,190	$196,020
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,211	50,557	69,356
Gain on interest rate derivatives	(61,661)	—	—
Straight-line rents and amortization of above and below market leases	(11,542)	(2,276)	(1,943)
Amortization of deferred financing costs	4,993	488	468
Incentive compensation expense	—	3,335	6,422
Gain on sale of real estate, net	—	(157,022)	(49,117)
(Increase) decrease in tenant and other receivables, lease right-of-use assets, net, prepaid expenses and other assets, and due from affiliates	4,429	3,020	(3,370)
Increase in accounts payable, accrued expenses and other liabilities, lease liabilities, and due to affiliates	12,343	59,096	14,576
Net cash provided by (used in) operating activities	(21,340)	116,388	232,412

Investing activities:
Acquisitions of real estate	—	—	(122,171)
Proceeds from sales of investments in real estate	—	236,230	76,566
Capital expenditures	(15,230)	(57,964)	(57,987)
Net cash provided by (used in) investing activities	(15,230)	178,266	(103,592)

Financing activities:
Proceeds from debt	3,756,828	20,000	—
Repayments on debt	—	(52,000)	—
Payment of deferred financing costs	(10,782)	(198)	(2,485)
Proceeds from issuance of preferred stock	500	—	—
Exercise of stock options	—	2,101	907
Payment of issuance costs	—	176	(105)
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	—	(1,318)	(3,680)
Cash paid to restricted stock unit holders	—	(328)	(545)
Contributions from noncontrolling interests	137	492	523
Distributions to noncontrolling interests	—	(55,358)	(23,072)
Distribution to preferred stockholders	(9,580)	(19,160)	(36,139)
Distribution to common stockholders	—	(209,079)	(86,713)
Blackstone contribution	2,847,170	—	—
Redemption of common shares and related costs	(5,141,856)	—	—
Parent Partners Loans	(1,285,575)	—	—
Derivative premium paid	(32,758)	—	—
Derivative premium received	25,300	—	—
Net cash provided by (used in) financing activities	149,384	(314,672)	(151,309)

Net increase (decrease) in Cash and cash equivalents and restricted cash	112,814	(20,018)	(22,489)
Cash and cash equivalents and restricted cash - beginning of period	—	27,074	69,083
Cash and cash equivalents and restricted cash - end of period	$112,814	$7,056	$46,594
____________________________
See Note 12 — Supplemental Cash Flow Disclosures for information on noncash investing and financing activities and other information.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

PS Business Parks, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share data)

Note 1. Description of Business
Organization
PS Business Parks, Inc. (“PSB” or the “Company”), a Maryland corporation, was organized in 1990. Effective May 19, 2021, following approval by its common and preferred stockholders, PSB reincorporated from the state of California to the state of Maryland.
On July 20, 2022 (the “Acquisition Date”), pursuant to the terms and subject to the conditions set forth in an Agreement and Plan of Merger, dated as of April 24, 2022 (the “Merger Agreement”), a merger (the “Merger”) was completed between PSB and a direct subsidiary of Sequoia Parent LP, a Delaware limited partnership (“Parent”), with the Company surviving. As a result of the Merger, the Company became a subsidiary of Parent and certain of its affiliates, and PS Business Parks, L.P (the “Partnership”) remained a subsidiary of the Company. The Parent is an affiliate of Blackstone Real Estate Partners IX, L.P., which is an affiliate of Blackstone Inc. (“Blackstone”). The common stock of the Company is wholly owned by the Parent and certain of its affiliates and is not publicly traded. The depositary shares representing the preferred stock of the Company are publicly traded. Refer to Note 2 for additional information on basis of presentation.
PSB and its subsidiaries, including the Partnership and its consolidated joint ventures, are collectively referred to as the “Company,” “we,” “us,” or “our.”
Public Storage Operating Partnership Interests
Pursuant to the terms and conditions of the Merger Agreement, upon the Closing each partnership unit of the Partnership (a “Partnership Unit”) that was issued and outstanding prior to the effective time of the Merger (the “Partnership Merger Effective Time”) (other than units held by the Company, Parent, or any of their respective wholly owned subsidiaries) was automatically cancelled and converted into the right to receive an amount in cash equal to $182.25 (the “Per Company Share Merger Consideration”), less any applicable withholding taxes, which represented $187.50 per share of Common Stock as reduced by a $5.25 per share cash dividend paid in connection with the Closing (the “Closing Cash Dividend”) in accordance with the terms of the Merger Agreement. At the Partnership Merger Effective Time, each Partnership Unit owned by the Company or any of its subsidiaries immediately prior to the Partnership Merger Effective Time remained outstanding as a Partnership Unit of the Partnership held by the Company or the relevant subsidiary.
As a result of the completion of the Merger, an aggregate of approximately 21% of the Partnership’s issued and outstanding limited partnership interests were directly owned by Parent and certain of its affiliates (other than the Company) (the “Parent Partners”). Pursuant to a Distribution and Contribution Agreement, immediately following the completion of the Merger, the Partnership redeemed all of such limited partnership units in exchange for the distribution (the “Redemption and Distribution”) to the Parent Partners of certain subsidiaries of the Partnership which held assets comprised of 58 properties located in California, Washington and Virginia (the “Non-Core Portfolio”). As a result of the Redemption and Distribution, the Company (directly or indirectly) owns 100% of the Partnership. Total consideration for the exchange was $1,295,217, which represents the fair values as determined between us and our Parent Partners, a related party, on the transaction date. No gain or loss was recognized in connection with this transaction. We accounted for this transaction as a non-cash equity distribution in the Consolidated Financial Statements.
Description of business
The Company is a real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, industrial-flex and low-rise suburban office space. As of September 30, 2022 and December 31, 2021, the Company owned 471 buildings in six states with 20,659,564 rentable square feet and 666 buildings in six states with 27,716,719 rentable square feet, respectively.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) including modifications issued under Accounting Standards Updates (“ASUs”). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included.
The Merger was accounted for as a business combination because substantially all of the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets. The Parent elected to apply pushdown accounting. Accordingly, the purchase price of the Merger has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the Acquisition Date in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Costs related to the Merger have been expensed as incurred and classified within Merger costs in the Consolidated Statements of Operations, totaling $37,266, $94,805, and $100,952 for the period from July 20, 2022 through September 30, 2022, the period from July 1, 2022 through July 19, 2022, and the period from January 1, 2022 through July 19, 2022, respectively. The Company engaged a third-party valuation firm to assist in determination of the fair values of tangible and intangible assets acquired. As used herein, the term “Predecessor” refers to the financial position and results of operations of the Company prior to the Acquisition Date. The term “Successor” refers to the financial position and results of operations of the Company on or after the Acquisition Date.
Upon acquisition of a rental property that is accounted for as a business combination, the Company allocates the purchase price, of each acquired property based upon the fair value of the individual assets acquired and liabilities assumed, which generally include tangible assets, consisting of land, building, building improvements, tenant improvements, and identified intangible assets and liabilities, generally consisting of above-and below-market leases, in-place leases, and origination costs associated with in-place leases. In estimating the fair value of tangible and intangible assets and liabilities acquired, the Company considers information obtained about the property during its due diligence and marketing and leasing activities, and utilizes appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The values of above-and below-market leases are recorded to Lease-related intangible assets, net and Lease-related intangible liabilities, net, respectively, in the Consolidated Balance Sheets and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental revenue over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in Lease-related intangible assets, net in the Consolidated Balance Sheets and are amortized to depreciation and amortization expense over the remaining lease term.
In a business combination, the initial allocation of the purchase price is considered preliminary and may change upon final determination of the fair values of the assets acquired and liabilities assumed. The final determination must occur within one year of the acquisition date.
The Company performs the following procedures for properties it acquires:
•Estimate the value of the property “as if vacant” as of the acquisition date;
•Calculate the value and associated life of above and below market leases on a tenant-by-tenant basis. The difference between the contractual rental rates and the Company’s estimate of market rental rates is measured over a period equal to the remaining term of the leases (using a discount rate which reflects the risks associated with the leases acquired);
•Estimate the fair value of land acquired based upon relevant adjusted land sales comparable;
•Estimate the fair value of the tenant improvements, legal expenses and leasing commissions incurred to obtain the leases and calculate the associated useful life for each;
•Estimate the intangible value of the in-place leases and their associated useful lives on a tenant-by-tenant basis;
•Estimate the carrying values of other assets and liabilities approximate fair value due to their short term nature and credit risk;
•Identify the fair value of assets to be sold within one year, and
•Allocate the purchase consideration of each acquired property based upon the fair value of the individual assets acquired and liabilities assumed.

The following table is a summary of the fair value of assets acquired less liabilities assumed of the Company recognized in connection with the Merger:

July 20, 2022
Building	$3,339,161
Site improvements	177,159
Land	1,921,093
Tenant improvements	71,805
Development in progress	150,977
In-place lease intangibles	242,551
Above market lease assets	7,888
Below market lease liabilities	(172,109)
Other assets[1]	144,523
Acquired noncontrolling interest at fair value	(13,481)
Acquired preferred shares at fair value	(563,026)
Net assets acquired	$5,306,541

Funded by:
Total Blackstone contribution, net of parent partner loan distributed	(1,561,595)
Debt issued	(3,744,946)
Total consideration and merger contributions	$(5,306,541)
____________________________
¹ Includes $143,111 of working capital contributed by our Parent.
Reclassifications
As a result of the Merger discussed in Note 1 and the election to apply pushdown accounting, the Company also aligned its accounting policies with that of the Parent. Accordingly, certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. As of December 31, 2021, the reclassifications represent changes to aggregation and presentation of financial information and resulted in zero change to total assets and zero change to total liabilities. For the three and nine months ended September 30, 2021, it resulted in $30 and $449 changes to total revenue, $15 and $222 changes in total expenses, and $15 and $227 changes in total other income (expense), respectively. There was no change to net income as historically reported.
Principles of Consolidation
The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting interest unless it does not control the entity. It is also the Company’s policy to consolidate any variable interest entity (“VIE”) for which the Company is the primary beneficiary, as defined by GAAP. The Company is deemed to be the primary beneficiary when it has (i) the power to direct the activities that most significantly impact the economic performance of the entity, and (ii) the obligation (or right) to absorb losses (or receive benefits) of the entity that could potentially be significant.
Investments in entities in which the Company does not control but which it has the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that the Company does not control and over which it does not exercise significant influence are carried at the lower of cost or fair value, as appropriate. The Company’s ability to correctly assess control over an entity affects the presentation of these investments in the Consolidated Financial Statements. The portions of consolidated entities not owned by the Company are presented as noncontrolling interests as of and during the periods presented. All intercompany transactions and balances have been eliminated.

Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets and investments, allocating the purchase price of acquired properties, determining the fair value of debt and incentive compensation. These estimates, judgments and assumptions are based on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from those estimates.
Investments in Real Estate
Property and improvements, including interest and other costs capitalized during construction and development, are included in Investments in real estate, net and are stated at cost. Property and improvements, excluding land, are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are as follows:

Estimated useful life
Buildings	10-40 years
Building equipment and fixtures	5-10 years
Land and building improvements	10-15 years
Tenant improvements	Shorter of the asset's useful life or the noncancelable term of lease
Expenditures for ordinary repairs and maintenance are expensed as incurred. Renovations and improvements, which improve or extend the useful life of the assets, are capitalized.
Capitalization of Costs
During the land development and construction periods of qualifying projects, the Company capitalizes interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development, renovation and rehabilitation if such costs are incremental and identifiable to a specific activity to ready the asset for its intended use. The Company capitalizes transaction costs related to the acquisition of land for future development and operating properties that qualify as asset acquisitions. The Company capitalizes incremental costs incurred to successfully originate a lease that result directly from obtaining a lease and would also not have been incurred if the lease had not been obtained. In assessing the amount of direct and indirect costs to be capitalized, allocations are made based on estimates of the actual amount of time spent in each activity. The Company does not capitalize any costs attributable to downtime or to unsuccessful projects.
Leasing costs that meet the requirements for capitalization are presented as a component of Lease-related intangible assets, net in the Consolidated Balance Sheets and all other capitalized costs are included in the investment basis of the real estate assets.
Acquisition of Real Estate
In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, the Company would account for the transaction or other event as an asset acquisition. The Company’s acquisitions of investment properties are accounted for as asset acquisitions, as substantially all of the fair value of the gross assets acquired is typically concentrated in a single identifiable asset or a group of similar identifiable assets. When acquisitions are treated as asset acquisitions, the related transaction costs are capitalized.
Disposition of Real Estate
The Company assesses whether a property is considered held for sale based on the criteria in ASC 360 Property, Plant, and Equipment (“ASC 360”). The Company generally classifies certain properties and related assets and liabilities as held for sale when the sale of an asset has been duly approved by management, a legally enforceable contract has been executed and the buyer’s due diligence period, if any, has expired and a non-refundable deposit has been received. If a property is considered held for sale, a provision for loss is recognized if the fair value of the property less the estimated cost to sell is less than its carrying amount. Depreciation and amortization expense cease once a property is considered held for sale. As of September 30, 2022 and December 31, 2021, zero and 12 properties were classified as held for sale, respectively.

The Company’s sales of real estate are generally considered to be sales to non-customers, requiring the Company to identify each distinct non-financial asset promised to the buyer. The Company determines whether the buyer obtains control of the non-financial assets, achieved through the transfer of the risks and rewards of ownership of the non-financial assets.
The Company recognizes gains on the disposition of real estate when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred, and we no longer have substantial continuing involvement with the real estate sold. The Company recognizes gains or losses from the disposition of real estate when known as Gain (loss) on sale of real estate, net in the Consolidated Statement of Operations.
Impairment of Long-Lived Assets
The Company periodically assesses whether there are any indicators that the value of its real estate may be impaired. When impairment indicators exist, the Company’s properties are evaluated for impairment. A property’s value is considered impaired if the sum of expected future cash flows (on an undiscounted basis) over the anticipated holding period is less than the property’s carrying value. Upon determination that an impairment exists, properties are reduced to their fair value.
The evaluation of future cash flows is highly subjective and is based in part on the Company’s assumptions regarding future occupancy, rental rates, capital requirements, and holding periods. These assumptions could differ materially from actual results in future periods. Should circumstances change, and the Company shortens the expected holding period for an asset or group of assets, an impairment loss may be recognized, and such loss could be material. During the periods presented, no impairment was recognized in the Consolidated Financial Statements.
Impairment of Real Estate Assets Classified as Held for Sale
A property is classified as held for sale when all of the accounting criteria for a plan of sale have been met. Upon classification as held for sale, the Company recognizes an impairment charge, if necessary, to lower the carrying amount of the real estate asset to its estimated fair value less cost to sell. The determination of fair value can involve significant judgments and assumptions. The Company develops key assumptions based on the contractual sales price. If this information is not available, the Company uses estimated replacement costs or estimated cash flow projections that utilize estimated discount and capitalization rates. These estimates are subject to uncertainty and therefore require significant judgment by the Company. The Company reviews all assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to their estimated fair values less costs to sell.
Deferred Leasing Costs
Deferred leasing costs consist primarily of costs incurred to execute new and renewal tenant leases, primarily costs paid to third parties. Deferred leasing costs are amortized on a straight-line basis over the terms of the respective leases. The amortization of deferred leasing costs is included in the line item Depreciation and amortization in the Consolidated Statement of Operations.
Deferred Financing Costs
The Company defers fees and direct costs incurred to obtain financing, which is reflected as a component of Debt, net within the accompanying Consolidated Balance Sheets. Deferred financing costs are amortized to interest expense using the effective rate method, which approximates the effective interest method, over the term of the debt to which they apply. Unamortized deferred financing costs are charged to interest expense when the related financing is repaid prior to its scheduled maturity date.
Revenue Recognition
The Company leases its operating properties to customers under agreements that are classified as operating leases. Rental revenue primarily consists of base rent arising from tenant leases and tenant reimbursements of property operating expenses related to common area maintenance, real estate taxes, and other recoverable costs included in lease agreements.
The Company begins to recognize revenue for leases that are assumed upon the acquisition of the related property or when a tenant takes possession of the leased space for a new lease.
If a lease provides for tenant reimbursement of building operating expenses, the Company recognizes revenue associated with the recovery of those building operating expenses as those expenses are incurred.

The Company records rental revenue on a straight-line basis as it is earned during the lease term. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant over the contractual lease term. These amounts are classified as Tenant and other receivables in the Consolidated Balance Sheets. When a property is acquired, the terms of existing leases are considered to commence as of the acquisition date for purposes of this calculation. As a result of the election of pushdown accounting for the Merger, the Acquisition Date was used as commencement date for purposes of active leases that existed as of that date.
Noncontrolling Interests
Noncontrolling interests represent the share of consolidated entities owned by third parties. The Company recognizes each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. The Company allocates net income or loss to noncontrolling interests based on the weighted average ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in the line item Net (income) loss attributable to noncontrolling interests within the Consolidated Statements of Operations. As of the Acquisition Date, noncontrolling interest was stepped up to fair value as a result of pushdown accounting.
Tenant and Other Receivables
The Company provides for potentially uncollectible accounts on tenant and other receivables based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and the Company’s assessment of its ability to meet its lease obligations, the basis for any disputes, and the status of related lease negotiations.
The Company’s determination of the adequacy of its allowances for tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with maturities at date of purchase of three months or less.
Restricted Cash
Restricted cash primarily consists of reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain debt obligations.
Income and Other Taxes
The Company has elected to be taxed as a REIT. This, along with the nature of the operations of its operating properties, resulted in no provision for federal income taxes at the Company level. In addition, the Partnership generally is not liable for federal income taxes as the partners recognize their allocable share of income or loss in their tax returns; therefore no provision for federal income taxes has been made at the Partnership level. The Company generally only incurs certain state and local income, excise and franchise taxes. The Company has elected taxable REIT subsidiary (“TRS”) status for certain of its corporate subsidiaries and, as a result, these entities will incur both federal and state income taxes on any taxable income of such entities after consideration of any net operating losses.

The Company accounts for deferred income taxes using the asset and liability method and recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s Consolidated Financial Statements or tax returns. Under this method, the Company determines deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes management to change its judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes management to change its judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.
The Company recognizes the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as part of income tax benefit or expense.
Derivatives and Hedging Activities
The Company buys or sells derivative financial instruments to limit exposure to changes in interest rates on variable rate debt. The Company does not use derivative instruments for speculative or trading purposes. None of the Company’s interest rate caps or swaps are currently or have been designated as hedges for accounting purposes. The Company’s derivative financial instruments are recorded at fair value and are recorded in the line items Prepaid expenses and other assets and Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
Changes in the fair value of our derivative financial instruments are marked to market through earnings each quarter and are reflected in Interest income (expense) in the Consolidated Statements of Operations.
Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less. Parties to interest rate cap or swap agreements are subject to market risk for changes in interest rates and credit risk in the event of nonperformance by the counterparty. The Company does not require any collateral under these agreements but deals only with highly rated institutional counterparties and expects that they will meet their obligations.
Fair Value Measurements
Various inputs are used in determining the fair value of derivative instruments presented in the Consolidated Financial Statements. The Company classifies the inputs as follows:
Level 1—Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers.
Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based on the best available information.
Fair Value Measurements on a Recurring Basis. The Company estimates the fair value of its financial instruments using available market information and valuation methodologies management believes to be appropriate for these purposes. In connection with the Merger, the preferred stocks were valued using quoted market prices in active markets (Level 1).
The fair value of the Company’s derivatives was determined by management, based on valuation information prepared by an independent third party. Their fair value model incorporates credit risk and changes in credit risk to determine a credit valuation adjustment. This model is based on the applicable forward curve as a reflection of the market’s current expectation of payments discounted at market factors. The Company classifies these valuations within the Level 2 fair value hierarchy.

Under interest rate cap agreements, the Company makes initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less. Parties to interest rate cap agreements are subject to market risk for changes in interest rates and credit risk in the event of nonperformance by the counterparty. The Company does not require any collateral under these agreements but deals only with highly-rated institutional counterparties and expects that they will meet their obligations.
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. Although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, the Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.
Fair Value Measurements on a Nonrecurring Basis. Assets measured at fair value on a nonrecurring basis generally consist of real estate assets and investments in unconsolidated equity investments that were subject to impairment charges related to the Company’s change of intent to sell the investments and through its recoverability analysis. The Company estimates fair value based on expected sales prices in the market (Level 2) or by applying the income approach methodology using a discounted cash flow analysis (Level 3)
Acquired lease intangible assets: The Company estimated the fair value of its above-market and below-market in-place leases based on the present value (using a discount rate that reflects the risk associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases. Any below-market renewal options are also considered in the in-place lease values. This valuation methodology is based on Level 3 inputs in the fair value hierarchy.
In-place lease liabilities: The Company estimated the fair value of its in-place leases using independent and internal sources, which are methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant. This valuation methodology is based on Level 3 inputs in the fair value hierarchy.
Fair Value of Financial Instruments. The Company estimates the fair value of its debt, net by discounting the future cash flows using rates and borrowing spreads currently available to the Company (Level 3).
Segment Reporting
The Company currently operates in a single reportable operating segment, which includes the acquisition, leasing, and ownership of logistics properties. There is an immaterial amount of non logistics properties that do not meet the quantitative thresholds necessary to require reporting as a separate segment. The company’s chief operation decision maker assesses, measures, and reviews the operating financial results at the consolidated level for the entire portfolio.
Variable Interest Entities
The Company has equity interests in certain entities that primarily own and operate properties or hold land for development. The Company consolidates those entities that are considered to be VIEs where the Company is the primary beneficiary. The Company (i) evaluates the sufficiency of the total equity investment at risk, (ii) reviews the voting rights and decision- making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights, guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establishes whether activities within the entities are on behalf of an investor with disproportionately few voting rights in making this VIE determination.
To the extent that the Company owns interests in a VIE and (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation or rights to absorb losses or receive benefits that could potentially be significant to the VIE, then the Company would be determined to be the primary beneficiary and would consolidate the VIE. At each reporting period, the Company re-assesses the conclusions as to which, if any, party within the VIE is considered the primary beneficiary.

The Company has a 98.2% interest in Brentford at The Mile, a planned 411-unit multifamily apartment complex (the “Brentford Joint Venture”). An unrelated real estate development company (the “JV Partner”) holds the remaining 1.8% interest. Based on management’s analysis of the joint venture and certain related agreements, the Company determined Brentford Joint Venture is a VIE because (a) Brentford Joint Venture does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, and (b) there are no substantive kick-out rights. The Company has also concluded it has control over the Brentford Joint Venture as it (a) is the managing member of the Brentford Joint Venture, (b) has designated decision making power to direct the activities that most significantly affect the economic performance of the Brentford Joint Venture, and (c) has a 98.2% economic interest in the investment. Thus, we determined that we are the primary beneficiary of Brentford Joint Venture. The assets of the Brentford Joint Venture may only be used to settle obligations of the Brentford Joint Venture and the creditors of the Brentford Joint Venture have no recourse to the general credit of the Company.
The following table presents a summary of financial data of the consolidated VIE included in the Company’s Consolidated Balance Sheets:

			Successor		Predecessor
			September 30, 2022		December 31, 2021
Investment	State	Company % Interest	Total Assets	Total Liabilities	Total Assets	Total Liabilities
Brentford Joint Venture	VA	98.2%	$151,433	$7,972	$76,206	$7,421
Recent Accounting Pronouncements
The Company evaluated recently issued accounting standards or pronouncements and determined such standards or pronouncements are either not relevant to the Company or not expected to have a material effect on the Company’s Consolidated Financial Statements.
Note 3. Investments in Real Estate
The following comprise the Company’s real estate investments:

	Successor	Predecessor
	September 30, 2022	December 31, 2021
Buildings and improvements	$3,589,032	$2,266,793
Land	1,921,093	763,961
Development in progress	165,652	—
Land held for development	—	78,991
Investments in real estate	5,675,777	3,109,745
Accumulated depreciation	(61,830)	(1,173,407)
Investments in real estate, net	$5,613,947	$1,936,338
Depreciation expense of investments in real estate was $61,830, $4,626 and $23,857 for the period from July 20, 2022 through September 30, 2022, the period from July 1, 2022 through July 19, 2022, and the three months ended September 30, 2021, respectively. Depreciation expense of investments in real estate was $61,830, $50,557 and $69,356 for the period from July 20, 2022 through September 30, 2022, the period from January 1, 2022 through July 19, 2022, and the nine months ended September 30, 2021, respectively.
We have a 95.0% interest in a joint venture that owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia (“The Mile”). The remaining 5.0% interest in the joint venture is held by the JV Partner. We consolidate the joint venture that owns The Mile and as such, the consolidated real estate assets and activities related to this joint venture are included in the table above.

Acquisitions
The following table summarizes the Company’s acquisition activity:

	Successor	Predecessor
	Period from July 20, 2022 through September 30, 2022	Period from July 1, 2022 through July 19, 2022	Three Months Ended September 30, 2021	Period from January 1, 2022 through July 19, 2022	Nine Months Ended September 30, 2021
Operating properties acquired	—	—	7	—	7
Square feet	—	—	718,000	—	718,000
Total purchase price	$—	$—	$123,268	$—	$123,268
The purchase price of the above acquisition, including the associated transaction costs, was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, and are summarized below:

	Successor	Predecessor
	2022 Acquisitions	2022 Acquisitions	2021 Acquisitions
Building	$—	$—	$90,897
Site improvements	—	—	6,998
Land	—	—	20,308
Tenant improvements	—	—	2,998
In-place lease intangibles	—	—	3,223
Below market lease liabilities	—	—	(1,156)
Other	—	—	(1,097)
Allocated purchase price	$—	$—	$122,171
Transaction costs of $—, $— and $271 were capitalized and included within the allocated purchase price for the period from July 20, 2022 through September 30, 2022, the period from July 1, 2022 through July 19, 2022, and the three months ended September 30, 2021, respectively. Transaction costs of $—, $— and $271 were capitalized and included within the allocated purchase price for the period from July 20, 2022 through September 30, 2022, the period from January 1, 2022 through July 19, 2022, and the nine months ended September 30, 2021, respectively.
Dispositions
The following table summarizes the Company’s dispositions:

	Successor	Predecessor
	Period from July 20, 2022 through September 30, 2022	Period from July 1, 2022 through July 19, 2022	Three Months Ended September 30, 2021	Period from January 1, 2022 through July 19, 2022	Nine Months Ended September 30, 2021
Number of buildings	168	13	8	40	11
Number of land parcels	—	—	—	1	—
Net proceeds	$1,295,217	$46,721	$43,900	$236,362	$76,540
Gain on sale of real estate, net	$—	$38,221	$29,924	$157,022	$49,117
For additional information on the Non-Core Portfolio disposition refer to Note 1 — Description of Business.

Development
The Company completed the construction and placed into service the following buildings:

	Successor	Predecessor
	Period from July 20, 2022 through September 30, 2022	Period from July 1, 2022 through July 19, 2022	Three Months Ended September 30, 2021	Period from January 1, 2022 through July 19, 2022	Nine Months Ended September 30, 2021
Buildings placed into service	—	—	—	—	1
Square feet	—	—	—	—	83,000
Total costs incurred[1]	$—	$—	$—	$—	$8,062
____________________________
¹ Total costs incurred represent the Company’s cumulative spend on development activity relating to the properties placed into service in the above periods, including any allocation of purchase price resulting from acquisition of properties under development.

Assets and Liabilities Held for Sale
In the normal course of business, the Company identifies non-strategic assets for sale. The Company separately classifies properties held for sale in its Consolidated Financial Statements. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation and amortization expense is no longer recorded. Once a liability is classified as held for sale, amortization of below market leases is no longer recorded.
The following table is a summary of the assets and liabilities of the Company’s zero and 12 properties classified as held for sale as of September 30, 2022 and December 31, 2021, respectively:

	Successor	Predecessor
	September 30, 2022	December 31, 2021
Assets:
Investments in real estate, net	$—	$26,788
Lease-related intangible assets, net	—	6,819
Prepaid expenses and other assets	—	2
Total assets held for sale	$—	$33,609
Note 4. Debt
Mortgage loans
In connection with the completion of the Merger, certain indirect subsidiaries of the Partnership and certain subsidiaries of Blackstone Real Estate Partners IX, L.P within the Non-Core Portfolio (collectively, the “Loan A Mortgage Borrowers”) obtained a $2,733,620 mortgage loan (the “Loan A Mortgage Loan”) on July 20, 2022 from Bank of America, N.A., Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Morgan Stanley Bank, N.A., and Societe Generale Financial Corporation (together with its successors and assigns, the “Loan A Lenders”), and certain other indirect subsidiaries of the Partnership and certain subsidiaries of Blackstone Real Estate Partners IX, L.P within the Non-Core Portfolio (collectively, the “Loan B Mortgage Borrowers” and, together with the Loan A Mortgage Borrowers, the “Mortgage Borrowers”) obtained a $1,960,000 mortgage loan with an additional $96,000 future funding option (the “Loan B Mortgage Loan” and, together with the Loan A Mortgage Loan, the “Mortgage Loans”) on July 20, 2022 from Citibank, N.A., as administrative agent and the other lenders party thereto (together with the Loan B Lenders, the “Lenders”). On August 5, 2022, the Loan A Mortgage Loan was securitized as evidenced by that certain Offering Circular by BX Trust 2022-PSB, as the issuing entity, Bank of America Merrill Lynch Large Loan, Inc., as depositor, and Bank of America, National Association, Barclays Capital Real Estate Inc., Citi Real Estate Funding Inc., Morgan Stanley Mortgage Capital Holdings LLC and Societe Generale Financial Corporation, as mortgage loan sellers.

The Loan A Mortgage Loan is secured by first-priority, cross-collateralized mortgage liens on certain of the Company’s properties located in California, Florida, Maryland, Texas, Washington and Virginia, as well as other properties comprising the Non-Core Portfolio that are owned by affiliated entities outside of the Company (the Non-Core Affiliates”), all related personal property, reserves, a pledge of all income received by the Loan A Mortgage Borrowers with respect to such properties and a security interest in a cash management account. The Loan B Mortgage Loan is secured by first-priority, cross-collateralized mortgage liens on certain of the Company’s properties located in California, Florida, Texas, Washington and Virginia, as well as other properties comprising the Non-Core Portfolio that are owned by the Non-Core Affiliates, all related personal property, reserves, a pledge of all income received by the Loan B Mortgage Borrowers with respect to such properties and a security interest in a cash management account.
The Company and the Non-Core Affiliates are jointly and severally liable for the debt but are allocated debt and related interest based on allocated loan amounts. The Company recorded the interest and principal obligation of its portion of the Mortgage Loans on its Consolidated Balance Sheets. The Company does not expect to pay interest and principal on the portion of the Mortgage Loans allocated to the Non-Core Affiliates and therefore have not recorded any liability related to their share of the debt. Principal balances relating to the Company’s allocated amount of these loans are further outlined in the table below. Transaction costs related to loan issuances have been capitalized, deducted from the loan liabilities, and are amortized over the life of each respective loan. The Company used the proceeds from the Mortgage Loans, among other things, to (i) fund the consideration for the Merger, (ii) pay for certain costs and expenses relating to (a) the transactions in connection with the Merger and incurred in connection with the closing of the Mortgage Loans, and (b) the operation of the properties (including, without limitation, carrying costs with respect to the properties and funding working capital requirements of the properties), (iii) establish reserves, including certain reserves required to be established under the terms of the Mortgage Loans, and (iv) other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties.
The Mortgage Loans are scheduled to mature on August 9, 2024, with an option for the Mortgage Borrowers to extend the initial term for three one-year extension terms, subject to certain conditions.
The Company’s debt includes various representations and warranties, as well as a series of financial and other covenants that the Company has to comply with in order to borrow under them. The Company was in compliance with all representations and warranties, as well the covenants under the various debt facilities as of September 30, 2022 and December 31, 2021, as required and applicable.
The following table is a summary of the Company’s debt arrangements:

	Outstanding Balance at		Interest Rate at September 30, 2022¹	Maturity Date at September 30, 2022²
	Successor	Predecessor
	September 30, 2022	December 31, 2021
Debt, variable
Floating rate mortgages[3]	$3,795,930	$—	5.25% - 6.84%	August 2024
Unsecured revolving line of credit[4]	—	32,000	N/A	N/A
Unamortized debt issuance costs, net	(9,697)	—
Unamortized discounts, net	(35,194)	—
Total debt, net / Weighted average interest rate[5]	$3,751,039	$32,000	6.13%
____________________________
¹ All rates presented reflect a blended secured overnight financing rate (“SOFR”) for a 30 day period as stipulated by our debt agreements.
² At the Company’s option, maturity may extend pursuant to three one-year options, subject to certain restrictions.
3 Interest rate based on one-month SOFR plus an applicable margin ranging from 2.40% to 3.99% based on amended agreements post closing. The Company uses derivative financial instruments to limit the exposure to changes in interest rates on variable rate debt as further discussed in
Note 5 — Derivative Financial Instruments.
4 As of December 31, 2021 the aggregate borrowing capacity on the line of credit was $400,000, and bore interest at a rate equal to London Inter-bank offered rate plus 0.70%. The line of credit was terminated upon the completion of the Merger.
5 The weighted average interest rate calculation does not include the amortization of debt issuance costs or debt discounts incurred in obtaining debt.

Scheduled principal payments due on our debt for the remainder of 2022 and for each year through the period ended December 31, 2026, and thereafter were as follows at September 30, 2022:

Years ending December 31:	Principal¹
2022 remainder	$—
2023	—
2024	3,795,930
2025	—
2026	—
Thereafter	—
Total debt	$3,795,930
____________________________
¹ Debt payment reflects repayment dates, when applicable, pursuant to related loan agreement. These dates do not reflect the extension of periods that are at the Company’s election, subject to certain conditions.
Note 5. Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk on its floating rate debt.
In connection with the mortgages obtained on the date of the Merger, as further described in Note 4 — Debt, the Company entered into interest rate derivative contracts to limit its exposure of interest rate risk. The following is a summary of the Company’s derivative financial instruments:

		Successor
	Number of Instruments	Balance at September 30, 2022		Notional Amounts
		Asset[1]	Liability[2]		Strike	Maturity Date
Undesignated derivatives:
Interest rate caps - purchased	2	$47,804	$—	$3,592,215	3.85%	August 2024
Interest rate cap - sold	1	—	47,804	$3,592,215	3.85%	August 2024
Interest rate swap - purchased	1	68,993	—	$3,592,215	3.10%	August 2024
Total fair value of derivatives		$116,797	$47,804
____________________________
¹ Included in Prepaid expenses and other assets in the Consolidated Balance Sheets.
2 Included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
During the period from July 20, 2022 through September 30, 2022, the Company recognized a net gain on interest rate derivatives of $61,661. Gains and losses on interest rate derivatives are recorded in the line item Interest income (expense) in the Consolidated Statements of Operations.
There were no derivative instruments as of December 31, 2021 or for the period from January 1, 2022 through July 19, 2022.
Note 6. Fair Value Measurements
The Company did not have any transfers within the fair value hierarchy during the periods presented. The Company’s Level 3 inputs are model-derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based on the best available information. In evaluating the fair value information, judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.
The carrying amounts of cash and cash equivalents, restricted cash, tenant and other receivables, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities reasonably approximates fair value, in management’s judgment, because of their short-term nature.

Fair Value Measurements of Financial Instruments
The following table displays the carrying values and fair values of the Company’s financial instruments:

		Successor		Predecessor
		September 30, 2022		December 31, 2021
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Interest rate derivative assets[1,2]	Level 2	$116,797	$116,797	$—	$—
Financial liabilities:
Interest rate derivative liability[2,3]	Level 2	$47,804	$47,804	$—	$—
Debt, net[4]	Level 3	$3,751,039	$3,774,620	$32,000	$32,000
____________________________
1 Included within Prepaid expenses and other assets on the Consolidated Balance Sheets.
2 The fair value of the Company’s derivatives were determined by management, based on valuation information prepared by an independent third party. This model incorporates credit risk and changes in credit risk to determine a credit valuation adjustment. This model is based on the applicable forward SOFR curve as a reflection of the market’s current expectation of payments discounted at market factors.
3 Included within Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.
4 The carrying values of the debt are shown net of deferred financing costs of $44,891 and $— as of September 30, 2022 and December 31, 2021, respectively. The Company estimates the fair value of its debt, net by discounting the future cash flows using rates and borrowing spreads currently available to the Company.
Fair Value Measurements on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis generally consist of real estate acquired, investments in unconsolidated joint ventures, and assets the Company expects to sell that were subject to impairment charges in connection with the Company’s change of intent to sell the investments and through its recoverability analysis. See Note 2 — Summary of Significant Accounting Policies for more information regarding the fair value measurement of the assets acquired and liabilities assumed in connection with the Merger. The Company estimates fair value based on expected sales prices in the market (Level 2) or by applying the income approach methodology using a discounted cash flow analysis (Level 3). During the periods presented, the Company did not record any impairment losses.
Note 7. Lease Agreements
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s real estate properties. Leases generally include both a fixed base rent and variable component. The variable component of the leases primarily consists of the reimbursement of operating expenses such as real estate taxes, insurance, management fees, and common area maintenance costs. Leases are generally longer term and may contain extension and termination options at the lessee’s election.
The following table details the components of operating lease income from leases in which the Company is the lessor:

	Successor	Predecessor
	Period from July 20, 2022 through September 30, 2022	Period from July 1, 2022 through July 19, 2022	Three Months Ended September 30, 2021	Period from January 1, 2022 through July 19, 2022	Nine Months Ended September 30, 2021
Fixed lease payments	$59,492	$16,967	$82,652	$184,011	$247,387
Variable lease payments	18,272	5,445	27,826	62,164	80,921
Rental revenue	$77,764	$22,412	$110,478	$246,175	$328,308
Note 8. Related Party Transactions
Master Services Agreement
On July 20, 2022, the Company entered into a Master Services Agreement with Link Logistics Real Estate Holdco LLC (together with its subsidiaries, “Link”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services (including, without limitation, accounting, legal, tax, treasury, valuation services, information technology and data management), loan management, management services, operational services, property management services, and transaction support services to the Company. During the period from July 20, 2022 through September 30, 2022, total fees of $1,722, were recognized in the line item General and administrative in the Consolidated Statements of Operations. During the period from July 20, 2022 through September 30, 2022, total fees of $2,772 were recognized in the line item Property operating expenses in the Consolidated Statements of Operations. As of September 30, 2022, the Company had $15,837 due to Link recorded in the line item Due to affiliates in the Consolidated Balance Sheets and $9 due from Link recorded in the line item Due from affiliates in the Consolidated Balance Sheets. The current term of the Master Services Agreement extends to December 31, 2022, and may be renewed for additional one-year terms thereafter; provided, however, that the Master Services Agreement may be terminated at any time upon prior written notice by either Link or the Company.
During the period from July 20, 2022 through September 30, 2022, the Company incurred expenses in connection with the Merger totaling $14,948, for services rendered by Link. Such expenses are recorded in the line item Merger costs in the Consolidated Statements of Operations.
Parent Partners Loans
In connection with the closing of the Merger, in lieu of distributing all of the proceeds from the Mortgage Loans to fund the consideration for the Merger, certain amounts were loaned to the Parent Partners (the “Parent Partners Loans”). The Parent Partners Loans are evidenced by promissory notes, bear interest at 4.16% per annum and mature in July 2027. The aggregate principal amount of the Parent Partners Loans is $1,285,575, and is recorded within Accumulated earnings (deficit) on the Consolidated Balance Sheets.
Other
Gryphon Mutual Insurance Company (“GMUC”), an affiliate of the Company, is a captive insurance company that began providing insurance coverage to the Company in July 2022. During the period from July 20, 2022 through September 30, 2022, the Company incurred $986 for insurance premiums recognized in Property operating expenses in the Consolidated Statements of Operations. The fees paid are in place of insurance premiums and fees that would otherwise be paid to third party insurance companies, and are equivalent or less than the rate third-party insurance companies would charge for such services. There were $— amounts payable to GMUC as of September 30, 2022.
Note 9. Stockholders' Equity
Preferred stock
On July 21, 2022, the Company issued 125 shares of preferred stock, par value $0.01 per share, designated as the 12% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”), for an aggregate cash amount of $500. The issuance of the Series A Preferred Stock was made in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.
As of September 30, 2022 and December 31, 2021, the Company had the following series of preferred stock outstanding:

Series	Issuance Date	Earliest Potential Redemption Date	Dividend Rate	Shares Outstanding
Series X	September 2017	September 2022	5.250%	9,200
Series Y	December 2017	December 2022	5.200%	8,000
Series Z	November 2019	November 2024	4.875%	13,000
Series A1	July 2022	N/A1	12.000%	125
Total				30,325
____________________________
1 The Company, at its option, may redeem shares of the Series A Preferred Stock, by resolutions of the Board, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $4,000 per share plus an amount equal to all accrued and unpaid dividends thereon to and including the date fixed for redemption. The redemption is within the Company’s control, and thus the preferred equity arrangements are classified as permanent equity in the Consolidated Financial Statements. The preferred stock was issued in 2022 and therefore the balance as of December 31, 2021 was $—.
The Company paid $9,580, $— and $12,046 in distributions to its preferred stockholders for the period from July 20, 2022 through September 30, 2022, the period from July 1, 2022 through July 19, 2022, and the three months ended September 30, 2021, respectively.

The Company paid $9,580, $19,160 and $36,139 in distributions to its preferred stockholders for the period from July 20, 2022 through September 30, 2022, the period from January 1, 2022 through July 19, 2022, and the nine months ended September 30, 2021, respectively.
Series X, Y, and Z preferred stock
The holders of the Company’s preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the Company’s preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At September 30, 2022, there were no dividends in arrears.
Except under certain conditions relating to the Company’s qualification as a REIT, the Company’s preferred stock is not redeemable prior to the redemption dates noted above. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. The redemption is within the Company’s control, and thus the preferred equity arrangements are classified as permanent equity in the Consolidated Financial Statements.
Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Company Merger Effective Time”), each share of the 5.250% Series X Cumulative Preferred Stock of the Company, par value $0.01 per share, 5.200% Series Y Cumulative Preferred Stock of the Company, par value $0.01 per share, and 4.875% Series Z Cumulative Preferred Stock of the Company, par value $0.01 per share (collectively, the “Existing Preferred Stock”), issued and outstanding immediately prior to the Company Merger Effective Time and each depositary share issued pursuant to the deposit agreements for the Existing Preferred Stock, representing one-thousandth of one share of Existing Preferred Stock issued and outstanding immediately prior to the Company Merger Effective Time, was unaffected by the Merger and remained outstanding in accordance with their respective terms.
Common stock and units
The following table summarizes the Company’s distributions to common stockholders and common unit holders:

	Successor	Predecessor
	Period from July 20, 2022 through September 30, 2022	Period from July 1, 2022 through July 19, 2022	Three Months Ended September 30, 2021	Period from January 1, 2022 through July 19, 2022	Nine Months Ended September 30, 2021
Distributions to common stockholders	$—	$151,056	$28,923	$209,079	$86,713
Distributions to common unit holders	$—	$39,972	$7,691	$55,358	$23,072
Pursuant to the terms and conditions of the Merger Agreement, at Company Merger Effective Time, each share of common stock of the Company, par value $0.01 per share (“Common Stock”), issued and outstanding immediately prior to the Company Merger Effective Time was automatically converted into the right to receive an amount in cash equal to $182.25 per share, without interest and less any applicable withholding taxes, representing $187.50 per share of Common Stock as reduced by the $5.25 per share Closing Cash Dividend.
Note 10. Incentive Compensation
Prior to the Merger, under various share-based compensation plans, PSB granted non-qualified options to purchase the Company’s common stock at a price not less than fair value on the date of grant, as well as RSUs, to certain directors, officers and key employees.
Prior to the Merger, we amortized the fair value of awards starting at the beginning of the service period as compensation expense. For awards that are earned solely upon the passage of time and continued service, the entire cost of the award was amortized on a straight-line basis over the service period. For awards with performance conditions, the individual cost of each vesting was amortized separately over each individual service period (the “accelerated attribution” method). We accounted for forfeitures of share-based payments as they occurred by reversing previously amortized share-based compensation expense with respect to unvested grants that were forfeited in the period the employee terminates employment.

In connection with the separation agreement with our former President and Chief Executive Officer (“CEO”), who stepped down from his positions with the Company for health reasons effective March 23, 2022, the Company paid a lump sum payment of $6,643 in exchange for 41,186 restricted stock units owned by the former CEO, which represents the market value of the Company common stock underlying such units as of March 18, 2022.
Pursuant to the terms and conditions of the Merger Agreement, at or immediately prior to, as applicable, the Company Merger Effective Time, each 2022 Equity Incentive Plan award approved under the Company’s 2022 Equity Incentive Plan Awards Program was cancelled in exchange for a specific cash payment, less any applicable withholding taxes.
Stock Options
For the period from July 1, 2022 through July 19, 2022 and the three months ended September 30, 2021, we recorded $— and $124, respectively, in compensation expense related to stock options. For the period from January 1, 2022 through July 19, 2022 and the nine months ended September 30, 2021, we recorded $— and $523, respectively, in compensation expense related to stock options.
During the period from January 1, 2022 through July 19, 2022, zero stock options were granted, 27,403 options were exercised, 132,167 options were cancelled, and zero options were forfeited. A total of zero and 159,570 options were outstanding at September 30, 2022 and December 31, 2021, respectively.
Pursuant to the terms and conditions of the Merger Agreement, at or immediately prior to, as applicable, the Company Merger Effective Time, each stock option to purchase shares of Common Stock (each, a “Company Option”) outstanding immediately prior to the Company Merger Effective Time was automatically cancelled in exchange for a cash payment in an amount in cash equal to (1) the number of shares of Common Stock subject to the Company Option immediately prior to the Company Merger Effective Time multiplied by (2) the excess of the Per Company Share Merger Consideration over the per share exercise price applicable to the Company Option, less any applicable withholding taxes.
Restricted Stock Units
For the period from July 1, 2022 through July 19, 2022 and the three months ended September 30, 2021, we recorded $327 and $1,946, respectively, in compensation expense related to RSUs. For the period from January 1, 2022 through July 19, 2022 and the nine months ended September 30, 2021, we recorded $2,522 and $5,093, respectively, in compensation expense related to RSUs.
During the period from January 1, 2022 through July 19, 2022, 38,151 RSUs were granted, 22,209 RSUs vested, 78,557 were cancelled, and 55,976 RSUs were forfeited.
Tax withholding totaling $1,318 were made on behalf of employees in exchange for 7,920 shares of common stock withheld upon vesting for the period from January 1, 2022 through July 19, 2022, resulting in the issuance of 12,528 shares of common stock. Tax withholding totaling $3,680 were made on behalf of employees in exchange for 23,935 shares of common stock withheld upon vesting for the nine months ended September 30, 2021, resulting in the issuance of 33,128 shares of common stock. A total of zero and 118,591 RSUs were outstanding at September 30, 2022 and December 31, 2021, respectively.
Under the Retirement Plan for Non-Employee Directors (the “Director Retirement Plan”), the Company granted 1,000 shares of common stock for each year served as a director up to a maximum of 10,000 shares issued upon retirement. In April 2021, we issued 10,000 shares of common stock to a director upon retirement with an aggregate fair value of $1,635. Compensation expense for these shares was previously recognized. No director retirement shares were issued during the period from January 1, 2022 through July 19, 2022.
For the period from July 1, 2022 through July 19, 2022 and the three months ended September 30, 2021, we recorded $68 and $275, respectively, in compensation expense related to the Director Retirement Plan shares. For the period from January 1, 2022 through July 19, 2022 and the nine months ended September 30, 2021, we recorded $812 and $759, respectively, in compensation expense related to the Director Retirement Plan shares.
Pursuant to the terms and conditions of the Merger Agreement, at or immediately prior to, as applicable, the Company Merger Effective Time, each Company RSU award of restricted stock units covering shares of Common Stock granted under a Company equity plan and each award of deferred stock units governed under the Company’s retirement plan for non-employee directors that were outstanding immediately prior to the Company Merger Effective Time was cancelled in exchange for a cash payment in an amount in cash equal to (1) the number of shares of Common Stock subject to the Company RSU Award immediately prior to the

Company Merger Effective Time multiplied by (2) the Per Company Share Merger Consideration, less any applicable withholding taxes.
In addition, each Company RSU Award and vested (as of July 19, 2022) Company Deferred Stock Unit Award was additionally entitled, pursuant to the terms of each award, to a dividend equivalent payment in respect of the Pro Rata Dividend. Each holder of a Company RSU Award, Company Deferred Stock Unit Award and/or Company Option received an aggregate payment with respect to such award inclusive of the aggregate Closing Cash Dividend that such holder would have received had such Company RSU Award or Company Deferred Stock Unit Award been settled in Company Common Stock or Company Option been exercised, in each case, immediately prior to the close of business on July 19, 2022.
Note 11. Commitments and Contingencies
Funding Commitments — In conjunction with the terms of the leases with certain of our tenants, the Company has commitments for tenant improvements of $1,886 on our real estate properties owned at September 30, 2022.
Concentration of Credit Risk —The Company maintains its cash, cash equivalents and restricted cash at various high-quality financial institutions. The consolidated account balances at each institution typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes this risk is not significant.
Environmental — As an owner of real estate, the Company is subject to various environmental laws of federal, state, and local governments. Compliance with existing environmental laws has not had a material impact on the Company’s consolidated financial condition and results of operations. The Company has obtained various environmental insurance policies to mitigate its exposure to environmental obligations. The Company cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on its properties, properties that have been sold, or properties that may be acquired in the future.
Litigation — The Company is party to a variety of legal proceedings arising in the ordinary course of business. All of these matters, taken together, did not have a material impact on the consolidated financial condition, results of operations, or of the Company.
Off-Balance Sheet Liabilities — The Company may be required under capital commitments or may choose to make additional capital contributions to certain of its unconsolidated entities, representing its proportionate ownership interest, should additional capital contributions be necessary to fund development or acquisition costs, repayment of debt or operational shortfalls.

Note 12. Supplemental Cash Flow Disclosures
The following table represents supplemental cash flow disclosures:

	Successor	Predecessor
	Period from July 20, 2022 through September 30, 2022	Period from January 1, 2022 through July 19, 2022	Nine Months Ended September 30, 2021
Reconciliation to the Consolidated Balance Sheets:
Cash and cash equivalents	$112,180	$7,056	$46,594
Restricted cash	634	—	—
Total cash and cash equivalents and restricted cash	$112,814	$7,056	$46,594

Supplemental disclosures of cash flow information:
Interest paid	$35,972	$58	$—
Interest capitalized	$—	$—	$—
Income taxes paid	$25	$—	$—
Cash paid for operating lease liabilities	$33	$—	$—

Supplemental disclosures of non-cash activities:
Accrued but not yet paid development and capital expenditures	$(3,289)	$(3,160)	$(3,362)
Pushdown accounting opening balance sheet	$5,306,541	—	$—
Distribution of Non-Core Portfolio	$1,295,217	$—	$—
In connection with the Merger, the Company applied pushdown accounting and the non-cash activity represents the fair value of assets acquired less liabilities assumed to reflect the acquisition in accordance with ASC 805. Refer to Note 2. Summary of Significant Accounting Policies for additional details.
Note 13. Subsequent Events
In October 2022, the Brentford Joint Venture entered into an agreement with Blackstone Real Estate Partners IX, L.P, an affiliate, to borrow $110,000, at an interest rate equal to SOFR plus 2.25%, which is the rate at which Blackstone Real Estate Partners IX, L.P borrowed under its unsecured revolving credit facility. The loan is collateralized by the real estate assets owned by the Brentford Joint Venture and has a maturity date of November 2025. Subsequent to closing, the Brentford Joint Venture distributed the proceeds to the JV partner. No additional material subsequent events have occurred since September 30, 2022 that require recognition or disclosure in the Company’s Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in thousands)
Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to the following:
•changes in general economic and business conditions, including as a result of the economic fallout of the COVID-19 pandemic;
•potential regulatory actions to close our facilities or limit our ability to evict delinquent customers; decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases;
•tenant defaults;
•the effect of the recent credit and financial market conditions;
•our failure to maintain our status as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•the economic health of our customers;
•the health of our officers and directors;
•increases in operating costs;
•casualties to our properties not covered by insurance;
•the availability and cost of capital;
•increases in interest rates;
•security breaches, including ransomware, or a failure of our networks, systems or technology which could adversely impact our operations or our business, customer and employee relationships or result in fraudulent payments, and
•the impact of inflation.
This list of risks is not exhaustive. Additional information regarding risk factors that may affect us is discussed under the heading “Part I, Item 1A. Risk Factors”of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and under “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.
Critical Accounting Policies and Estimates:
Our critical accounting estimates are defined as accounting estimates or assumptions made in accordance with U.S. generally accepted accounting principles ("GAAP"), which involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our significant accounting policies, which utilize these critical accounting estimates, are described in Note 2 — Summary of Significant Accounting Policies to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q.

We periodically evaluate the appropriateness of our accounting policies in accordance with authoritative guidance. Prior to the Merger, our acquisitions of real estate or in-substance real estate were accounted for as asset acquisitions and not business combinations. The estimates used to measure the Merger accounted for as business combinations are described in Note 2 — Summary of Significant Accounting Policies to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2022, there were no other material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Executive Overview
Business Overview
The Company is a REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, industrial-flex, and low rise-suburban office space. As of September 30, 2022, the Company owned 471 buildings in six states with 20,659,564 rentable square feet. The Company’s properties are primarily located in major coastal markets that have experienced long-term economic growth.
The operating results of our real estate facilities are substantially influenced by demand for rental space within our properties and our markets, which impacts occupancy, rental rates, and capital expenditure requirements. We strive to maintain high occupancy levels while increasing rental rates and investing in capital expenditures when market conditions indicate favorable return on investment, although the Company may decrease rental rates in markets where conditions require. Management’s initiatives and strategies with respect to our existing real estate facilities, which include incentivizing our personnel to maximize the return on investment for each lease transaction and provide a superior level of service to our customers.
As a result of the Merger and the application of pushdown accounting, the periods presented are not necessarily comparable.
Development or Redevelopment of Real Estate Facilities: In certain instances, we may seek to redevelop our existing real estate or develop new buildings on excess land parcels.
The following table presents the Company’s development pipeline at September 30, 2022:

	Number of Projects	Estimated Square Feet	Estimated Project Cost [1]	Estimated Stabilization/In Service Date [2]
Development/redevelopment under construction	3	472,825	$197,254	3Q23 - 1Q24
Total	3	472,825	$197,254
____________________________
1 Estimated project cost includes the initial purchase price allocation See Note 3. Investments in Real Estate to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q.
2 Estimated stabilization/in service date is defined as the earlier of 12 months post completion or 90% occupancy.

Sale of Real Estate Facilities: We continually evaluate opportunities with respect to our portfolio and may from time to time sell individual real estate facilities and land parcels or groups of facilities and land parcels based on market conditions, fit with our existing portfolio, evaluation of long-term potential returns of markets or product types, or other reasons. The size of such sales may be significant to us. Refer to “Dispositions” in Note 3 — Investments in Real Estate to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q. for a summary of our recent dispositions.
Factors that May Affect Our Future Results of Operations and Financial Condition
Impact of Inflation: Inflation has significantly increased recently and a continued increase in inflation could adversely impact our future results, including as a result of adverse impacts to our tenants and to the economy generally. The Company continues to seek ways to mitigate its potential impact. A substantial portion of the Company’s leases require customers to pay operating expenses, including real estate taxes, utilities, and insurance, as well as increases in common area expenses, which should partially reduce the Company’s exposure to inflation.

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
Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. No significant tenant concentrations existed as of September 30, 2022.
Results of Operations
Comparison of the period from July 20, 2022 through September 30, 2022 (Successor) and the period from July 1, 2022 through July 19, 2022 (Predecessor) compared to the three months ended September 30, 2021 (Predecessor)

	Successor	Predecessor
	Period from July 20, 2022 through September 30, 2022	Period from July 1, 2022 through July 19, 2022	Three Months Ended September 30, 2021
Revenue:
Rental revenue	$77,764	$22,412	$110,478
Total revenue	$77,764	$22,412	$110,478
Revenue: Rental revenue decreased by $10,302 or 9.3%, for the three months ended September 30, 2022, including the successor and predecessor periods, as compared to the three months ended September 30, 2021 primarily due to the distribution of the Company’s interest in 58 properties included in the Non-Core Portfolio (see Note 1 — Description of Business to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q).

	Successor	Predecessor
	Period from July 20, 2022 through September 30, 2022	Period from July 1, 2022 through July 19, 2022	Three Months Ended September 30, 2021
Expenses:
Property expenses	$17,810	$8,135	$33,099
Depreciation and amortization	100,211	4,626	23,857
General and administrative	2,642	2,572	5,155
Merger costs	37,266	94,805	—
Total expenses	$157,929	$110,138	$62,111

Other income (expense):
Gain on sale of real estate, net	$—	$38,221	$29,924
Interest income (expense)	9,933	(59)	(207)
Other income	144	89	379
Total other income (expense)	$10,077	$38,251	$30,096
Expenses: Total expenses increased by $205,956, or 331.6%, for the three months ended September 30, 2022, including the successor and predecessor periods, as compared to the three months ended September 30, 2021, primarily due to the following:
Depreciation and amortization increased by $80,980 for the three months ended September 30, 2022, including the successor and predecessor periods, as compared to the three months ended September 30, 2021, primarily due to the step-up in basis of the real estate assets acquired and intangibles assumed in connection with the Merger (see Note 2 — Summary of Significant Accounting Policies to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q).

Merger costs of $132,071 during the three months ended September 30, 2022, including the successor and predecessor periods, are comprised primarily of legal and other professional fees incurred in connection with the Merger discussed herein. These increases in expenses were partially offset by a decrease in property expenses of $7,154 for the three months ended September 30, 2022, including the successor and predecessor periods, as compared to the three months ended September 30, 2021, primarily due to the distribution of the Company’s interest in 58 properties included in the Non-Core Portfolio (see Note 1 — Description of Business to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q).
Other Income (Expense): Total other income (expense) for the three months ended September 30, 2022, including the successor and predecessor periods, was $48,328 as compared to the total other income (expense) of $30,096 for three months ended September 30, 2021, primarily due to the following:
Gain on sale of real estate, net for the three months ended September 30, 2022, including the successor and predecessor periods, was $38,221, which was related to the sale of 13 buildings. Gain on sale of real estate, net for the three months ended September 30, 2021 was $29,924, which was related to the sale of eight buildings. Refer to Note 3 — Investments in Real Estate to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q.for more information regarding our dispositions.
Interest income (expense) changed from a $207 expense for the three months ended September 30, 2021 to a $9,874 income for the three months ended September 30, 2022, including the successor and predecessor periods, a total movement of $10,081. There was (i) an increase in interest expense on our outstanding debt of $46,619, (ii) a $7,332 realized loss during the current year period due to changes in fair value on our interest rate derivatives, and (iii) amortization of financing costs of $4,992 during the current year period. This was offset by an unrealized gain on interest rate swaps of $68,993 in connection with the interest rate contracts entered into during the current year period (see Note 5 — Derivative Financial Instruments to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q). Subsequent to the Merger, we obtained two mortgage loans and terminated the unsecured revolving line of credit (see Note 4 — Debt to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q).
Comparison of the period from July 20, 2022 through September 30, 2022 (Successor) and the period from January 1, 2022 through July 19, 2022 (Predecessor) compared to the nine months ended September 30, 2021

	Successor	Predecessor
	Period from July 20, 2022 through September 30, 2022	Period from January 1, 2022 through July 19, 2022	Nine Months Ended September 30, 2021
Revenue:
Rental revenue	$77,764	$246,175	$328,308
Total revenue	$77,764	$246,175	$328,308
Revenue: Rental revenue decreased by $4,369 or 1.3%, for the nine months ended September 30, 2022, including the successor and predecessor periods, as compared to the nine months ended September 30, 2021 primarily due to the distribution of the Company’s interest in 58 properties included in the Non-Core Portfolio (see Note 1 — Description of Business to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q).

	Successor	Predecessor
	Period from July 20, 2022 through September 30, 2022	Period from January 1, 2022 through July 19, 2022	Nine Months Ended September 30, 2021
Expenses:
Property expenses	$17,810	$74,848	$98,198
Depreciation and amortization	100,211	50,557	69,356
General and administrative	2,642	19,079	14,511
Merger costs	37,266	100,952	—
Total expenses	$157,929	$245,436	$182,065

Other income (expense):
Gain on sale of real estate, net	$—	$157,022	$49,117
Interest income (expense)	9,933	(615)	(478)
Other income	144	2,044	1,138
Total other income (expense)	$10,077	$158,451	$49,777
Expenses: Total expenses increased by $221,300, or 121.5%, for the nine months ended September 30, 2022, including the successor and predecessor periods, as compared to the nine months ended September 30, 2021, primarily due to the following:
Depreciation and amortization increased by $81,412 for the nine months ended September 30, 2022, including the successor and predecessor periods, as compared to the nine months ended September 30, 2021, primarily due to the step-up in basis of the real estate assets acquired and intangibles assumed in connection with the Merger (see Note 2 — Summary of Significant Accounting Policies to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q).
General and administrative expenses increased by $7,210 for the nine months ended September 30, 2022, including the successor and predecessor periods, as compared to the nine months ended September 30, 2021, primarily due to a one-time cash payment of $6,734 to the former CEO in the first quarter of 2022, which consisted of a $6,643 cash payment for RSUs (see Note 10 — Incentive Compensation to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q), and a $91 cash payment for COBRA coverage reimbursement in accordance with his separation agreement.
Merger costs of $138,218 during the nine months ended September 30, 2022 are comprised primarily of legal and other professional fees incurred in connection with the Merger discussed herein. These increases in expenses were partially offset by a decrease in property expenses of $5,540 for the nine months ended September 30, 2022, including the successor and predecessor periods, as compared to the nine months ended September 30, 2021, primarily due to the distribution of the Company’s interest in 58 properties included in the Non-Core Portfolio (see Note 1 — Description of Business to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q).
Other Income (Expense): Total other income (expense) for the nine months ended September 30, 2022, including the successor and predecessor periods, was $168,528 as compared to total other income (expense) of $49,777 in the nine months ended September 30, 2021, primarily due to the following:
Gain on sale of real estate, net for the nine months ended September 30, 2022, including the successor and predecessor periods, was $157,022, which was related to the sale of 208 buildings. Gain on sale of real estate, net for the nine months ended September 30, 2021 was $49,117, which was related to the sale of 11 buildings. Refer to Note 3 — Investments in Real Estate to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q for more information regarding our dispositions.

Interest income (expense) changed from a $478 expense for the nine months ended September 30, 2021 to a $9,318 income for the nine months ended September 30, 2022, including the successor and predecessor periods, a total movement of $9,796. There was (i) an increase in interest expense on our outstanding debt of $46,872, (ii) a $7,332 realized loss during the current year period due to changes in fair value on our interest rate derivatives, and (iii) amortization of financing costs of $4,992 during the current year period. This was offset by an unrealized gain on interest rate swaps of $68,993 in connection with the interest rate contracts entered into during the current year period (see Note 5 — Derivative Financial Instruments to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q). Subsequent to the Merger, we obtained two mortgage loans and terminated the unsecured revolving line of credit (see Note 4 — Debt to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q).
Liquidity and Capital Resources
This section should be read in conjunction with our Consolidated Statements of Cash Flows; and Note 4 — Debt, Note 5 — Derivative Financial Instruments, and Note 11 — Commitments and Contingencies to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q for additional details on the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.
Cash Requirements:
Contractual Commitments: Our significant short-term liquidity requirements over the next 12 months following September 30, 2022 includes:
•Interest expense: payment of interest expense on outstanding indebtedness, including approximately $232,603 due within the next 12 months;
•Development costs: funding development costs for three ongoing projects, including $29,564 scheduled to be funded within the next 12 months;
•Funding capital expenditures for tenant improvements and leasing commissions of $1,886;
•Ground lease obligations: Our contractual payment requirements under various operating leases as of September 30, 2022 are approximately $50 for 2022 and $1,372 thereafter;
•Preferred stock dividends: We paid $28,740 to preferred stockholders during the nine months ended September 30, 2022, including successor and predecessor periods. Dividends on preferred equity are paid when and if declared by our Board of Directors (the "Board") and accumulate if not paid (see Note 9 — Stockholders' Equity to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q), and
•other normal recurring operating and capital expenses.
We intend to satisfy our short-term liquidity requirements through our existing cash and cash equivalents, which totaled $112,180 as of September 30, 2022, and cash flow from operating activities. We may also satisfy our liquidity needs by:
•proceeds from dispositions of properties and/or land parcels, and
•our ability obtain new financings and exercise our option to extend the maturity dates on existing financings.
Our long-term liquidity needs consist primarily of funds necessary to pay for, non-recurring capital expenditures for our properties, development or redevelopment activities, principal and interest payments on our indebtedness, and payment of distributions and dividends to our equity investors. We may satisfy our long-term liquidity needs through our cash flow from operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, property and/or land parcel dispositions, cash contributions from our Parent, our option to draw on available shared capacity on our existing loans or through repayment of the Parent Partner Loans.
We capitalize costs incurred in renovating, improving, and leasing our operating properties as part of Investments in real estate, net in the Consolidated Balance Sheets.
Redemption of Preferred Stock: Shares of preferred stock (other than our Series A Preferred Stock) are redeemable by the Company five years after issuance or in order to preserve its status as a REIT, but shares of preferred stock are never redeemable at the option of the holder. Shares of Series A Preferred Stock with a coupon rate of 12.00%, are redeemable at any time or from time to time, for cash at a redemption price equal to $4,000 per share plus an amount equal to all accrued and unpaid dividends thereon to and including the date fixed for redemption.

Our Series X preferred shares, with a coupon rate of 5.25%, at a par value of $230,000 and Series Y preferred shares, with a coupon rate of 5.20%, at a par value of $200,000 are redeemable in September 2022 and December 2022, respectively. Future redemptions of preferred stock will depend upon many factors, including available cash and our cost of capital. Refer to Note 9 — Stockholders' Equity to our Consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q for more information on our preferred stock.
As market conditions warrant, we and our majority equity holders, Blackstone and its affiliates, may from time to time seek to repurchase our preferred stock in open market or privately negotiated purchases, by tender offer or otherwise or to redeem our preferred stock pursuant to the terms of their respective governing documents. The size of such repurchases may be material and may impact the liquidity and trading price of such preferred stock.
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
We paid REIT qualifying distributions of $237,819 ($28,740 to preferred stockholders and $209,079 to common stockholders) during the nine months ended September 30, 2022, including successor and predecessor periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available.
With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.
We may use additional derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties or unsecured debt obligations. To the extent we do we are exposed to market and credit risk. Market risk is the adverse effect on the value of the financial instrument that result a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value derivative contract is positive, the counterparty owes us, which creates credit risk to us. We will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.
As of September 30, 2022, we had $3,795,930 of outstanding floating rate debt, of which $3,592,215 is subject to interest rate cap and swap agreements, which effectively limits the interest rate risk. Our variable-rate borrowings bear interest at one month SOFR plus an applicable spread. If market rates of interest on our variable rate debt increased by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $2,037. This estimate considers the impact of our interest rate swap agreements and is calculated utilizing the interest rates on our debt at September 30, 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to accomplish their objectives as the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us. We are party to a variety of legal proceedings arising in the ordinary course of business.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). In light of the Merger, we are supplementing the risk factors discussed in the Annual Report with the following risk factors, which should be read in conjunction with the risk factors contained in our Annual Report.
Risks Related to Our Indebtedness
Our significant amount of debt may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.
We currently have a significant amount of outstanding indebtedness, including the Mortgage Loans incurred in connection with the Merger, and, subject to market conditions and availability, we may incur a significant amount of additional debt. The type and percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders or other debt financing sources, the type of assets we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt or we may fail to comply with covenants contained in our debt agreements, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) in accordance with the terms and conditions of our financing arrangements, which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (iii) the loss of some or all of our collateral assets to foreclosure or sale;
•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase in an amount sufficient to offset the higher financing costs;

•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and
•we may not be able to refinance any debt that matures prior to the maturity (or realization) of an underlying investment it was used to finance on favorable terms or at all.
There can be no assurance that our leverage strategy will be successful, and such strategy may subject us to increased risk of loss, harm our liquidity and could adversely affect our results of operations and financial condition.
Our secured debt agreements governing the Mortgage Loans impose, and additional lending facilities may impose, restrictive covenants, which may restrict our flexibility to determine our operating policies and investment strategy.
The documents that govern our Mortgage Loans contain, and additional lending may contain, customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. In particular, these agreements may require us to maintain specified minimum levels of capacity under our credit facilities and cash. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate significantly. If we fail to meet or satisfy any of these covenants beyond any applicable notice and/or cure periods pursuant to the terms of our financing arrangements, we may be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt arrangements. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.
Risks Related to Our Organization and Structure
We are controlled by Blackstone and its interests may conflict with ours or yours in the future.

Following the Merger, affiliates of Blackstone beneficially own all outstanding shares of our common stock. Accordingly, Blackstone has significant influence with respect to our management, business plans and policies, including the election and removal of our officers and directors. Blackstone and its affiliates engage in a broad spectrum of activities, including investments in real estate generally. In the ordinary course of their business activities, Blackstone and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We are a “controlled company” within the meaning of the rules of the New York Stock Exchange (“NYSE”) and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Following the Merger, affiliates of Blackstone control a majority of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that we have a board that is comprised of a majority of “independent directors,” as defined under the rules of the NYSE.
Following the Merger, we’ve elected to utilize all of these exemptions. In addition, because our common stock is no longer listed on the NYSE following the Merger and only shares of our preferred stock (other than our Series A Preferred Stock) remain listed, we are subject to only certain of the listing rules that would be applicable to a company with common stock listed on the NYSE. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Risks Related to Conflicts of Interest
Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
Blackstone has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Blackstone and its affiliates, partners, members, shareholders, officers, directors and employees, some of which are described herein. However, not all potential, apparent and actual conflicts of interest are included herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. If any matter arises that we and our affiliates determine in our good faith judgment constitutes an actual and material conflict of interest, we and our affiliates will take such actions as we determine appropriate to mitigate the conflict. Transactions between us and Blackstone or its affiliates may require approval by the audit committee of our board of directors. There can be no assurance that our board of directors or Blackstone will identify or resolve all conflicts of interest in a manner that is favorable to us.
We depend on Link and its personnel for our success. We may not find a suitable replacement for Link if our Master Services Agreement is terminated, or if key personnel cease to be employed by Link or Blackstone otherwise become unavailable to us.
Pursuant to a Master Services Agreement (the “Services Agreement”), we have engaged Link, a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services (including, without limitation, accounting, legal, tax, treasury, valuation services, information technology and data management), loan management, management services, operational services, property management and transaction support services (the “Services”). Pursuant to the Services Agreement, the Company pays Link for such services on a break-even or cost-reimbursement basis as determined in accordance with the terms of the Services Agreement. Pursuant to the Services Agreement, Link Logistics Real Estate Management LLC, a subsidiary of Link, has been engaged by certain of our subsidiaries to perform management services with respect to our properties.
Accordingly, our success depends to a significant extent upon the efforts, experience, diligence, skill, and network of business contacts of the officers and key personnel of Link and its affiliates, as well as the persons and firms Link retains to provide services on our behalf. We can offer no assurance that Link will continue to provide such Services or that we will continue to have access to Link’s officers and key personnel. The current term of the Services Agreement extends to December 31, 2022 and may be renewed for additional one-year terms thereafter; provided, however, that the Services Agreement may be terminated at any time upon prior written notice by either Link or the Company. If the Services Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Furthermore, we may incur certain costs in connection with a termination of the Services Agreement.
The personnel of Link are not required to dedicate a specific portion of their time to the management of our business.
Neither Link nor any other Blackstone affiliate is obligated to dedicate any specific personnel exclusively to us, nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. In addition, pursuant to the terms of the Services Agreement, Link retains, for and on our behalf and at our expense, the services of certain other persons and firms as Link deems necessary or advisable in connection with managing our operations. Certain of these providers currently include affiliates of Blackstone and its portfolio companies and may include additional affiliates in the future. As a result, we cannot provide any assurances regarding the amount of time Link or its affiliates will dedicate to the management of our business and Link may have conflicts in allocating its time, resources and services among our business and any other investment vehicles and accounts Link (or its personnel) may manage and expenses allocable to us may increase where third parties are retained to provide services to us. Each of our officers is also an employee of Link or another Blackstone affiliate, who has now or may be expected to have significant responsibilities for other investment vehicles currently managed by Blackstone and its affiliates. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Link and its affiliates are not restricted from entering into other advisory relationships or from engaging in other business activities.

We and the Blackstone Vehicles have and in the future will likely compete with or enter into transactions with existing and future private and public investment vehicles established and/or managed by Blackstone or its affiliates, which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and/or result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with Blackstone, including Link and its affiliates. Certain Blackstone employees serve on our board of directors. In addition, our chief executive officer, chief financial officer and president are also employees of Link, a Blackstone affiliate. If any matter arises that Blackstone determines in its good faith judgment constitutes an actual and material conflict of interest, Blackstone and relevant affiliates will take the actions they determine appropriate to mitigate the conflict. There is no guarantee that the policies and procedures adopted by us, or the policies and procedures adopted by Link, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest in a way that is favorable to us. Some examples of conflicts of interest that may arise by virtue of our relationship with Link and Blackstone include:
•Broad and Wide-Ranging Activities. Link, Blackstone and their affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Blackstone. In the ordinary course of their business activities, Link, Blackstone and their affiliates may engage in activities where the interests of certain divisions of Blackstone and its affiliates, including Link, or the interests of their clients may conflict with the interests of our stockholders. Certain of these divisions and entities affiliated with Link have or may have an investment strategy similar to our investment strategy and therefore will likely compete with us.
•Blackstone’s Policies and Procedures. Specified policies and procedures implemented by Blackstone and its affiliates, including Link, to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across Blackstone’s and its affiliates’ various businesses that Blackstone expects to draw on for purposes of pursuing attractive investment opportunities. Because Blackstone has many different businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Blackstone has implemented certain policies and procedures (e.g., information walls) that may reduce the benefits that Blackstone could otherwise expect to utilize for Link for purposes of identifying and managing our real estate investments. For example, Blackstone may come into possession of material non-public information with respect to companies that are clients of Blackstone or its affiliates, in which Link may be considering making an investment. As a consequence, that information, which could be of benefit to Link, might become restricted to those other businesses and otherwise be unavailable to Link, and could also restrict Link’s activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle of Blackstone has or has considered making an investment or which is otherwise a client of Blackstone and its affiliates may restrict or otherwise limit the ability of Blackstone or its affiliates, including Link, to engage in businesses or activities competitive with such companies.
•Assignment and Sharing or Limitation of Rights. We may in the future will likely invest alongside other Blackstone Vehicles and in connection therewith have and may, for legal, tax, regulatory or other reasons which may be unrelated to us, share with or assign to such other Blackstone Vehicles certain of our rights, in whole or in part, or to limit our rights, including certain control- and/or foreclosure-related rights with respect to such shared investments and/or otherwise agree to implement certain procedures to mitigate conflicts of interest which typically involve maintaining a noncontrolling interest in any such investment and a forbearance of our rights, including certain non-economic rights (including following the vote of other third party lenders generally or otherwise being recused with respect to certain decisions, including with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also defaults, foreclosures, workouts, restructurings and/or exit opportunities), subject to certain limitations. While it is expected that our participation in connection with any such investments and transactions would be negotiated by third parties on market prices, such investments and transactions will give rise to potential or actual conflicts of interest. We cannot make assurances that any such conflict will be resolved in our favor. To the extent we hold an interest in a loan or security that is different (including with respect to their relative seniority) than those held by such other Blackstone Vehicles (and vice versa), Link and its affiliates may be presented and/or may have limited or no rights with respect to decisions when the interests of the funds/vehicles are in conflict. Such sharing or assignment of rights could make it more difficult for us to protect our interests and could give rise to a conflict (which may be exacerbated in the case of financial distress) and could result in another Blackstone Vehicle exercising such rights in a way adverse to us.

•Entering into Financing Transactions with Other Blackstone Vehicles. In connection with the closing of the Merger, in lieu of distributing all of the proceeds from the Mortgage Loans to fund the consideration for the Merger, certain amounts were loaned to the Parent Partners (the “Parent Partners Loans”). The Parent Partners Loans are evidenced by promissory notes, bear interest at 4.16253% per annum and mature in July 2027. The aggregate principal amount of the Parent Partners Loans is $1,285,575. We may from time to time engage in further financing transactions with Blackstone Vehicles. We and/or Blackstone may face conflicts of interest in connection with any borrowings or disputes related to such financing agreement(s) which may adversely impact us.
•Pursuit of Differing Strategies. At times, the investment professionals employed by Link or its affiliates and other investment vehicles affiliated with Link and/or Blackstone may determine that an investment opportunity may be appropriate for only some of the accounts, clients, entities, funds and/or investment vehicles for which he or she exercises investment responsibility, or may decide that certain of the accounts, clients, entities, funds and/or investment vehicles should take differing positions with respect to a particular investment. In these cases, the investment professionals may place separate transactions for one or more accounts, clients, entities, funds and/or investment vehicles which may affect the market price of an investment or the execution of the transaction, or both, to the detriment or benefit of one or more other accounts, clients, entities, funds and/or investment vehicles.
•Underwriting, Advisory and Other Relationships.As part of its regular business, Blackstone provides a broad range of underwriting, investment banking, placement agent services and other services. In connection with selling investments by way of a public offering, a Blackstone broker-dealer may act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and purchase securities on that basis. Blackstone may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest. Blackstone may also participate in underwriting syndicates from time to time with respect to us or portfolio companies/entities of Blackstone Vehicles, or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies/entities, or otherwise in arranging financings with respect thereto or advising on such transactions. Subject to applicable law, Blackstone may receive underwriting fees, placement commissions, or other compensation with respect to such activities, which will not be shared with us or our stockholders.
In the regular course of its investment banking business, Blackstone represents potential purchasers, sellers and other involved parties, including corporations, financial buyers, management, shareholders and institutions, with respect to assets that are suitable for investment by us. In such case, Blackstone’s client would typically require Blackstone to act exclusively on its behalf, thereby precluding us from acquiring such assets. Blackstone is under no obligation to decline any such engagement to make the investment opportunity available to us.
Blackstone has long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf, Link may consider those relationships, which may result in certain transactions that Link will not undertake on our behalf in view of such relationships.
•Service Providers. Certain of our service providers, or their affiliates (including accountants, administrators, lenders, brokers, attorneys, consultants, title agents, loan servicing and administration providers, property managers and investment banking or commercial banking firms) also provide goods or services to or have business, personal or other relationships with Blackstone. For example, Blackstone may hold equity or other investments in companies or businesses in the real estate related information technology and other industries that may provide products or services to or otherwise contract with us or other Blackstone Vehicles. In connection with any such investment, Blackstone or other Blackstone Vehicles (or their respective portfolio companies/entities) may make referrals or introductions to other portfolio companies/entities in an effort, in part, to increase the customer base of such companies or businesses, and therefore the value of the investment, or because such referrals or introductions may result in financial incentives (including additional equity ownership) and/or milestones benefiting the referring or introducing party that are tied or related to participation by portfolio companies/entities. We will not share in any fees, economics or equity accruing to Blackstone or such other Blackstone Vehicles as a result of these relationships. In addition, we may enter into agreements regarding group procurement (such as a group purchasing organization), benefits management, purchase of title and/or other insurance policies (which will from time to time be pooled and discounted due to scale) from a third party or a Blackstone affiliate, and other similar operational, administrative, or management related initiatives that result in commissions, discounts or similar payments to Blackstone or its affiliates (including personnel), including related to a portion of the savings achieved. Such service providers may be sources of investment opportunities or co-investors or commercial counterparties. Such relationships may influence Link in deciding whether to select such service provider. In certain circumstances, service providers, or their affiliates, may charge different rates (including below-market rates or at no cost) or have different arrangements for services provided to Blackstone or its affiliates as compared to services provided to us, which in certain circumstances may result in more favorable rates or arrangements than those payable by us.
In addition, certain advisors and service providers (including law firms) may temporarily provide their personnel to Blackstone, us or other Blackstone Vehicles or their portfolio companies pursuant to various arrangements including at cost or at no cost. While often we and such other Blackstone-advised funds and their portfolio companies are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the advisor or service provider also provides services to us in the ordinary course. Such personnel may provide services in respect of multiple matters, including in respect of matters related to Blackstone, its affiliates and/or portfolio companies and any costs of such personnel may be allocated accordingly.
For example, Lexington National Land Services, or LNLS, is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters and (iii) acts as escrow agent in connection with investments by us, other Blackstone Vehicles and their portfolio entities, affiliates and related parties, and third parties, including, from time to time, our borrowers. In exchange for such services LNLS earns fees which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which we participate, Blackstone will benchmark the relevant costs to the extent market data is available except when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents.
Gryphon Mutual Captive Insurance, or Gryphon, is a captive insurance company owned by funds and accounts managed by Blackstone. A Blackstone affiliate provides oversight and management services to the captive and receives fees based on a percentage of premiums retained by it. The fees and expenses of the captive, including fees paid to its manager, are borne by its participants (including Blackstone-managed funds and accounts) pro rata based on estimates of insurance premiums that would have been payable for each party’s respective properties, as benchmarked by third parties, and will be paid by each participant annually. Participants pool their risk through Gryphon, with a $50 million shared deductible, resulting in lower expenses than insurance procured through brokers and other traditional means. We reimburse the pro rata amount of costs and expenses incurred by Blackstone-advised funds arising out of the indirect participation (through such funds) by the Company of risk pooling through Gryphon.
•Material, Non-Public Information. We, directly or through Blackstone, Link or certain of their respective affiliates may come into possession of material non-public information. Disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information. Therefore, we and/or Link may not have access to material non-public information in the possession of Blackstone which might be relevant to an investment decision to be made by Link on our behalf, and Link may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Due to these restrictions, Link may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect our operations.
•Possible Future Activities. Link and its affiliates may expand the range of services that they provide over time. Link and its affiliates will generally not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. Link, Blackstone and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities. In addition, Blackstone may enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.
•Transactions with Blackstone Vehicles. From time to time, we may enter into purchase and sale transactions with Blackstone Vehicles. Such transactions will be conducted in accordance with, our internal corporate policies and applicable laws and regulations.

•Family Relationships. Certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in the industries and sectors in which we invest and/or have business, personal, financial or other relationships with companies in the real estate industry, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential investments of us or our other counterparties. Moreover, in certain instances, we may transact with companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, we will not be precluded from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, it may put in place conflict mitigation strategies with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by Blackstone or Link.
Link’s liability is limited under our Services Agreement and we have agreed to indemnify Link against certain liabilities.
Under the terms of the Services Agreement, Link and its affiliates are not liable to us for any acts or omissions performed in accordance with and pursuant to the Services Agreement, except by reason of (i) any acts of Link or of any its direct and indirect partners, stockholders, members, employees, agents, officers, directors, successors and assigns (collectively, the “Link Related Parties”) beyond the scope of its authority under the Services Agreement, (ii) any material breach by Link under the Services Agreement, and (iii) any fraudulent or grossly negligent act or omission or any act or omission that constitutes willful misconduct of Link or the Link Related Parties. We have agreed to indemnify Link and its affiliates with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of Link within the scope of the Services Agreement other than for (i) any acts of Link or the Link Related Parties beyond the scope of its authority under the Services Agreement, (ii) any material breach by Link under the Services Agreement, and (iii) any fraudulent or grossly negligent act or omission or any act or omission that constitutes willful misconduct of Link or the Link Related Parties. As a result, we could experience poor performance or losses for which Link would not be liable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Prior to the Merger, the Company’s Board of Directors authorized the repurchase, from time to time, of up to 6,500,000 on shares of the Company’s common stock on the open market or in privately negotiated transactions. The authorization had no expiration date. The Company did not repurchase any shares of its common stock during the three months ended September 30, 2022 and terminated the program in connection with the Merger.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1
Distribution and Contribution Agreement, dated as of July 20, 2022, between PS Business Parks, Inc., PS Business Parks, L.P., Sequoia Parent LP, Sequoia Parent 2 LP, Sequoia Parent 3 LP, and B9 Sequoia NC Parent LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 22, 2022).

3.1	Amended and Restated Charter of PS Business Parks, Inc., dated July 20, 2022 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 22, 2022).

3.2	Amended and Restated Bylaws of PS Business Parks, Inc., dated July 20, 2022 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on July 22, 2022).

3.3
Articles Supplementary designating shares of the Company’s 12% Series A Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed on July 22, 2022).

10.1
Loan Agreement, dated as of July 20, 2022, among Bank of America, N.A., Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Morgan Stanley Bank, N.A., and Societe Generale Financial Corporation, collectively as the lenders, and the borrower entities identified on Exhibit A attached thereto, as the borrowers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 22, 2022).

10.2
Loan Agreement, dated as of July 20, 2022, by and among Citibank, N.A. (as administrative agent and co-lender), Bank of America, N.A., Morgan Stanley Bank, N.A., Barclays Bank PLC and Societe Generale Financial Corporation, collectively as the lenders, and the borrower entities identified on Exhibit A attached thereto, as the borrowers (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 22, 2022).

10.3
Master Services Agreement, dated as of July 20, 2022, by and among PS Business Parks, L.P. and Link Logistics Real Estate Holdco LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on July 22, 2022).

10.4	Form of Promissory Note (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on July 22, 2022).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	18 U.S.C. § 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
____________________________
* Filed herewith.
** Furnished herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PS BUSINESS PARKS, INC.

November 08, 2022	By:	/s/ Matt Ostrower
Matt Ostrower
Chief Financial Officer
(Principal Financial Officer)