Form 10-K
period 2022-12-31
PS BUSINESS PARKS, INC./MD
filed 2023-02-28
CIK 866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-10709

PS BUSINESS PARKS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	95-4300881
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, New York, New York	10154
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:(212) 583-5000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐ (See Explanatory Note)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Non-accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of PS Business Parks, Inc.’s common stock on June 30, 2022, the aggregate market value of the voting common equity held by non-affiliates of PS Business Parks, Inc. was $3,765,569,354.
There is currently no established public trading market in which PS Business Parks, Inc.’s common shares are traded, and all common shares are held by affiliates of PS Business Parks, Inc. The number of common shares outstanding as of February 27, 2023 was 100.
Documents Incorporated by Reference
None.

Explanatory Note
On January 3, 2023, PS Business Parks, Inc. (“PSB” or the “Company”) filed a Form 25 with the Securities and Exchange Commission (the “Commission”) to delist the Company’s (i) Depositary Shares each representing 1/1,000 of a Share of 5.250% Cumulative Preferred Stock, Series X of the Company (“Series X Preferred Shares”), (ii) Depositary Shares each representing 1/1,000 of a Share of 5.200% Cumulative Preferred Stock, Series Y of the Company (“Series Y Preferred Shares”) and (iii) Depositary Shares each representing 1/1,000 of a Share of 4.875% Cumulative Preferred Stock, Series Z of the Company (“Series Z Preferred Shares” and, collectively with the Series X Preferred Shares and the Series Y Preferred Shares, the “Preferred Shares”). On January 13, 2023, the Preferred Shares ceased trading on the New York Stock Exchange and PSB filed a certification and notification of termination of registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on Form 15 with the Commission. The filing of the Form 15 immediately suspended PSB’s filing obligations under Section 12(g) of the Exchange Act. However, because PSB had Securities Act registration statements that were deemed to have been declared effective upon the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, its reporting obligations under Section 15(d) became operative upon the suspension of its Section 12(g) reporting obligations with respect to fiscal year 2022.
As a result of the foregoing, we are filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 to satisfy our remaining reporting obligation under Section 15(d) for fiscal year 2022. We do not expect that we will be required to file current or periodic reports with the SEC following the filing of this Form 10-K.

PART I
(dollars in thousands, except share data)
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
•our significant exposure to real estate risk;
•changes in general economic and business conditions, including as a result of the economic fallout of the COVID-19 pandemic;
•risks related to our property acquisition strategies and operations;
•new or changing government regulations and legal challenges;
•information technology failures and data security breaches;
•ceasing to maintain our status as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•changes in tax laws;
•our dependence on external sources of capital to grow our Company;
•risks related to our significant indebtedness; and
•our dependence on, and relationship with, Blackstone and its affiliates, which may have interests that conflict with ours.
This list of risks is not exhaustive. Additional information regarding risk factors that may affect us is discussed under the heading “Part I, Item 1A. Risk Factors. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.
The Company
The Company is a real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, industrial-flex and low-rise suburban office space. As of December 31, 2022, the Company owned 471 buildings and one land parcel in six states representing 20,656,858 of our gross leasable area (“GLA”).
Recent Company Developments
Merger
On July 20, 2022 (the “Acquisition Date”), pursuant to the terms and subject to the conditions set forth in an Agreement and Plan of Merger, dated as of April 24, 2022 (the “Merger Agreement”), a merger (the “Merger”) was completed between PSB and a direct subsidiary of Sequoia Parent LP, a Delaware limited partnership (“Parent”), with the Company surviving. As a result of the Merger, the Company became a subsidiary of Parent and certain of its affiliates, and PS Business Parks, L.P (the “Partnership”) remained a subsidiary of the Company. The Parent is an affiliate of Blackstone Real Estate Partners IX, L.P., which is an affiliate of Blackstone Inc. (“Blackstone”). The common stock of the Company is wholly owned by the Parent and certain of its affiliates and is not publicly traded. The Preferred Shares of the Company were publicly listed until January 13, 2023. Refer to Note 2 — Summary of Significant Accounting Policies for additional information on basis of presentation.
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
Dispositions
We continuously evaluate opportunities with respect to our portfolio and may from time to time sell individual real estate facilities and land parcels or groups of facilities and land parcels based on market conditions, fit with our existing portfolio, evaluation of long-term potential returns of markets or product types, or other reasons. The size of such sales may be significant to us.
The timing of any potential future dispositions or strategic venture transactions will depend on market conditions and other factors, including but not limited to our capital needs, the availability of financing for potential buyers and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy.
Developments
We believe that a portion of our long-term future growth will continue to come from the completion of our in-process development and redevelopment projects and, subject to market conditions, executing on future potential development or redevelopment projects on existing sites. In addition to ground-up development, we expect to redevelop existing assets in our portfolio and target acquisitions where our development expertise can add value to the asset and Company cash flow growth with a focus on in-fill submarkets of key U.S. distribution markets.
Tax and Corporate Structure
For all periods presented herein, we have elected REIT status under the Code. For each taxable year in which we qualify for taxation as a REIT, we generally will not be subject to U.S. federal corporate income tax on our “REIT taxable income” (generally, taxable income subject to specified adjustments, including a deduction for dividends paid and excluding our net capital gain) that is distributed to our stockholders. This, along with the nature of the operations of its operating properties, resulted in no provision for federal income taxes at the Company level. In addition, the Partnership generally is not liable for federal income taxes as the partners recognize their allocable share of income or loss in their tax returns; therefore, no provision for federal income taxes has been made at the Partnership level. We believe we have met these requirements in all periods presented herein.
The Company has elected taxable REIT subsidiary (“TRS”) status for certain of its corporate subsidiaries and, as a result, these entities will incur both federal and state income taxes on any taxable income of such entities after consideration of any net operating losses.
Executive Officers of PS Business Parks, Inc.

Name	Age	Office
Luke Petherbridge	43	Chief Executive Officer and Secretary
Matthew L. Ostrower	52	Chief Financial Officer, Vice President and Treasurer
Nicholas Pell	45	President and Chief Investment Officer
Luke Petherbridge has served as our Chief Executive Officer and Secretary since July 2022. Mr. Petherbridge has been Link Logistics’ Chief Executive Officer since September 2020, responsible for Link Logistics’ overall strategic direction with a particular focus on driving profitability and building a winning corporate culture. Mr. Petherbridge has over 15 years of financial and global real estate management experience, most recently serving as the chief executive officer of Shopcore from May 2016 to September 2020 and LivCor properties from July 2019 to September 2020. Mr. Petherbridge previously held the positions of chief financial officer and treasurer of DDR Corporation from December 2011 to May 2016, one of the largest owners of shopping centers in the United States. While at DDR, Mr. Petherbridge served in various roles and held responsibilities including capital raising activities, balance sheet management, lender relations and execution of various corporate-level transactions. Before DDR, Mr. Petherbridge served as chief executive officer and a director of shopping center owner EDT Retail Trust (formerly Macquarie DDR Trust) from April 2008 to September 2010 and as director of transactions with Rubicon Asset Management from June 2003 to April 2008, where he oversaw approximately $5 billion of transactions across real estate and real estate structured finance markets in the United States, Europe and Japan. Mr. Petherbridge received a Bachelor of Commerce degree from Macquarie University. Mr. Petherbridge is a trustee and member of the Executive Board for the International Council of Shopping Centers (ICSC), and he also serves as a board member of World Business Chicago, Chicago’s public-private economic development agency. In addition, Mr. Petherbridge is co-founder and chairman of CoreGiving, an organization that seeks to fight childhood hunger and food insecurity.
Matthew L. Ostrower has served as our Chief Financial Officer, Vice President and Treasurer since July 2022. Mr. Ostrower is Link Logistics’ Chief Financial Officer, responsible for all aspects of corporate finance, including treasury, cash management, financial planning and analysis, accounting and tax. Prior to joining Link Logistics in 2019, Mr. Ostrower served as Chief Financial Officer of various REITs, including SITE Centers, which invests in shopping centers; Retail Value Inc., among the largest owners and managers of value-oriented retail real estate in the U.S.; and Equity One, an owner of coastal shopping centers, which merged with Regency Centers in 2015. Mr. Ostrower has also held the positions of managing director and associate director of Research at Morgan Stanley and served as a member of the Board of Directors of Ramco-Gershenson Properties Trust, a publicly traded retail REIT, from 2010 to 2015. Mr. Ostrower received a Bachelor of Arts degree in American History from Tufts University and a dual Master of Science degree in Real Estate and City Planning from Massachusetts Institute of Technology.
Nicholas Pell has served as our President since July 2022. Mr. Pell is Link Logistics’ President and Chief Investment Officer, responsible for portfolio management, including all capital deployment and disposition activities with a focus on ensuring the Company has the best portfolio to service the needs of its customers. Prior to joining Link Logistics in 2019, Mr. Pell served as chief investment officer at Gramercy Property Trust from 2016 to 2018, an investor in and asset manager of industrial and office real estate. Mr. Pell played an integral role on the leadership team that grew the Company from an enterprise value of approximately $200 million to over 80 million square feet of real estate before it was acquired by Blackstone in 2018. Mr. Pell has also served as a director in the Investment Department at W. P. Carey & Co., as a director of Business Development at Sony Pictures Entertainment and as an analyst at J.P. Morgan & Co. Mr. Pell is a National Association of Industrial and Office Properties and Urban Land Institute member and he also serves on the board of the Newport Festivals Foundation, which produces both the Newport Folk and Newport Jazz Festivals. Mr. Pell received a Bachelor of Arts degree in Economics from Duke University and a Master of Business Administration degree from Harvard Business School.
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
Objectives and Strategies
Our primary objective is to grow stockholder value in a risk appropriate and stable manner by maximizing net cash flow generated by our existing properties.
We seek to maximize net cash flow of our existing properties by optimizing occupancy levels and rental rates, while investing strategically in capital expenditures that generate appropriate risk adjusted returns. Below are the primary elements of our strategy:
Concentration in favorable markets: We believe that our properties generally are located in markets that have favorable characteristics such as above average population, job, and income growth, as well as high education levels. In addition, we believe our properties are generally in markets with higher than average barriers to entry that are close to critical infrastructure, middle to high income housing or universities and have easy access to major transportation arteries. We believe that these characteristics contribute to property operating cash flow stability and growth.
Standard build outs and finishes: We generally seek to configure our leasable space with standard build outs and finishes that meet the needs of a wide variety of tenants, minimizing the need for specialized and costly tenant improvements and enabling space to be “move-in ready” quickly upon vacancy. We believe this makes our space more attractive to potential tenants, allows tenants to move in quickly and seamlessly, and reduces the cost of capital improvements, relative to real estate operators that offer specialized finishes or build outs. Also, such flexibility facilitates our ability to offer diverse sizes and configurations to meet potential customer’s needs, as well as to change space sizes for existing customers when their needs change.
Large, Diverse Parks: Our properties are generally concentrated in large complexes of diverse buildings, with a variety of available space sizes and configurations that we can offer to tenants. We believe that this allows us to attract a greater number of potential tenants to our parks and minimizes the loss of existing customers when their space requirements change.
Smaller tenants and diverse tenant base with shorter-term leases: By concentrating on smaller spaces, we seek to reach a large number of smaller tenants in the market. We believe this focus gives us a competitive edge as most institutional owners focus primarily on large users. Small users perceive more incremental value from the level of customer service that we offer. We also believe having smaller tenants improves our diversity of tenants across industries, which improves the stability of our cash flows. In addition, our lease term tends to be short, which we believe allows us to quickly capture increases in market rents in our high-growth markets.
Superior Service to Customers: We seek to provide a superior level of service to our customers in order to maintain occupancy and increase rental rates, as well as minimize customer turnover. We believe that Link’s property management teams are comprised of the most experienced and effective real estate professionals in our markets. The Company has extensive experience in acquiring properties managed by others and thereafter improving customer satisfaction, occupancy levels, retention rates and rental income by implementing established customer service programs.
Redevelop existing real estate facilities: Certain of our existing properties were developed in or near areas that have been undergoing gentrification with an influx of residential development, and, as a result, certain buildings in our properties may have higher and better uses. We will seek to identify potential candidates for redevelopment within our portfolio, and where appropriate will leverage the expertise and scale of existing operators and developers should we pursue redevelopment of any of our properties.
Insurance
The Company believes that its properties are adequately insured. Facilities operated by the Company are covered by comprehensive insurance, including fire, earthquake, wind damage and liability coverage from carriers, subject to customary deductibles.

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
Human Capital
We have no employees. We have entered into a Master Services Agreement with Link Logistics Real Estate Holdco LLC (together with its subsidiaries, “Link”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services (including, without limitation, accounting, legal, tax, treasury, valuation services, information technology and data management), loan management, management services, operational services, property management services, and transaction support services to the Company.
Website Disclosure
Our website address is www.psbusinessparks.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference in this report.
Item 1A. Risk Factors
In addition to the other information in our Annual Report on From 10-K, you should consider the risks described below that we believed may be material to investors evaluating the Company. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitation on our forward-looking statements that are described in Item 1. “Business - Forward -Looking Statements.”
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
Since we derive substantially all our income from real estate operations, we are subject to the following general risks of acquiring and owning real estate related assets that could result in reduced revenues, increased expenses, increased capital expenditures, or increased borrowings, which could negatively impact our operating results and, cash flow available for distribution or reinvestment:
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
•the consequences of changes in climate, including severe weather events, and the steps taken to prevent climate change, could result in increased capital expenditures and expenses;
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
We may encounter significant delays and expense in re-letting vacant space, or we may not be able to re-let space at existing rates, in each case resulting in losses of income: When leases expire, we may incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide customers with the right to terminate early if they pay a fee. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, our operating results and cash available for distribution or reinvestment could be negatively impacted.
Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty collecting from customers in default, particularly if they declare bankruptcy. Since many of our customers are non-rated private companies, this risk may be enhanced. There is inherent uncertainty in a customer’s ability to continue paying rent if they are in bankruptcy. This could negatively affect our operating results and cash available for distribution or reinvestment.
Natural disasters or terrorist attacks could cause damage to our facilities that is not covered by insurance, and could increase costs, reduce revenues, and otherwise impair our operating results: While we maintain insurance coverage for the losses caused by earthquakes, fire, or hurricanes, we could suffer uninsured losses or losses in excess of our insurance policy limits for such occurrences. In the event of an earthquake, fire, hurricane, or other natural disaster, we would remain liable on any mortgage debt or other unsatisfied obligations related to that property. In addition, we may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be available or cost-effective. Significant natural disasters, terrorist attacks, threats of future terrorist attacks, or resulting wider armed conflict could have negative impacts on the U.S. economy, reducing demand for our rental space and impairing our operating results, even if our specific losses were covered. This could negatively affect our operating results and cash available for distribution or reinvestment.
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
Any such environmental remediation costs or issues, including any potential ongoing impacts on rent or operating expenses, could negatively impact our operating results and cash flow available for distribution or reinvestment.
Operating costs, including property taxes, could increase: We could be subject to increases in insurance premiums, property or other taxes, repair and maintenance costs, corporate support services, utility costs, management fees, and other operating expenses due to numerous factors such as inflation, labor shortages, commodity and energy price increases, weather, changes to governmental safety and real estate use limitations, as well as other governmental actions. Our property tax expense generally depends upon the assessed value of our real estate facilities as determined by assessors and government agencies, and accordingly could be subject to substantial increases if such agencies changed their valuation approaches or opinions or if new laws are enacted, especially if new approaches are adopted or laws are enacted that result in increased property tax assessments in states or municipalities where we have a high concentration of facilities.

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
We incur liability from customer claims: From time to time we have to make monetary settlements or defend actions or arbitration to resolve customer-related claims and disputes. Settling any such liabilities could negatively impact our earnings and cash available for distribution to stockholders, and could also adversely affect our ability to sell, lease, operate, or encumber affected facilities.
Our development of real estate can subject us to certain risks: We are engaged in significant real estate development. Development or redevelopment of facilities are subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, failures of our development partners, financing risks, and the possible inability to meet expected occupancy and rent levels. As a result of these risks, our development projects may be worth less or may generate less revenue than we believed at the time of development. Any of the foregoing risks could negatively impact our operating results and cash flow available for distribution or reinvestment. In addition, we may be unable to successfully integrate and effectively manage the properties we develop, which could adversely affect our results of operations.
We are subject to risks from the COVID-19 pandemic and we may in the future be subject to risks from other public health crises.
Beginning in 2020, the COVID-19 pandemic has spread globally, including to every state in the United States, adversely affecting public health and economic activity. Our business is subject to risks from the COVID-19 pandemic, including, among others:
•illness or death of Link personnel or customers, negative impacts to the economic environment and to our customers which could reduce the demand for commercial property space or reduce our ability to collect rent, or potential regulatory action to close certain of our facilities that were determined not to be an “essential business” or for other reasons, limit our ability to complete development and redevelopment projects;
•risk that future waves of infection, including those resulting from new variants, or from additional pandemics, could result in new or reinstituted government restrictions or requirements;
•risk that the economic effects of the COVID-19 pandemic could reduce consumer confidence and result in an elevated level of move-outs of our long-term customers, resulting in a reduction in rental income due to occupancy reductions and increased “rent roll down” due to new customers having lower rental rates than departing customers;
•potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations and the valuation of our investments; and
•risk of negative impacts on the cost and availability of debt and equity capital as a result of the COVID-19 pandemic, which could have a material impact upon our capital and growth plans.
We believe that the degree to which the COVID-19 pandemic adversely impacts our business, operating results, cash flows and/or financial condition will be driven primarily by the duration, spread and severity of the pandemic itself, the speed and effectiveness of vaccine and treatment developments and distribution, including against variants, public adoption rates of vaccines, including booster shots, the duration of indirect economic impacts such as recession, dislocation in capital markets, and job loss, and potential longer term changes in consumer behavior, all of which are uncertain and difficult to predict. Although a number of vaccines for COVID-19 are currently available to the general public in the United States and in many countries around the world, it will take time for the distribution of vaccines to materially affect the spread of COVID-19 and the ultimate effectiveness of the vaccination effort is subject to significant uncertainty. The length and severity of the pandemic may be worsened to the extent that a significant portion of the population, in the United States and globally, is reluctant to be vaccinated, fails to complete required multi-step vaccination protocol or is unable to become vaccinated due to shortages in vaccine supply or suspensions in the distribution of vaccines due to safety concerns or other issues. The length of the pandemic is also dependent upon the degree to which more contagious variants of the virus continue to spread, particularly among areas of the country in which overall full vaccination rates are relatively low, and overall rates of new COVID-19 cases continue to rise. Further, new and worsening outbreaks of COVID-19 in other countries may impact global vaccine supplies and lead to the emergence of new variants of the virus which are more contagious, more deadly or against which currently available vaccines are less effective. As a result, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Future pandemics or public health crises could have similar impacts.
Economic conditions can adversely affect our business, financial condition, growth, and access to capital.
Economic conditions in the areas we operate, capital markets, global economic conditions, and other events or factors could adversely affect rental demand for our real estate, our ability to grow our business and acquire new facilities, to access capital, as well as the value of our real estate. Such conditions, which could negatively impact our operating results and cash flow available for distribution or reinvestment, include the following:
Commercial credit markets: Our results of operations are sensitive to volatility in the credit markets. From time to time, the commercial real estate debt markets experience volatility as a result of numerous factors, including changing underwriting standards by lenders and credit rating agencies. This may result in lenders increasing the cost for debt financing, which could affect the economic viability of any acquisition or development activities we may undertake or otherwise increase our costs of borrowing. Conversely, to the extent that debt becomes cheaper or underwriting terms become more favorable, it could increase the overall amount of capital being invested in real estate, allowing more competitors to bid for facilities that we may wish to acquire, reducing the potential yield from acquisitions or preventing us from acquiring assets we might otherwise wish to acquire.
Capital markets: Our ability to access sources of capital can be adversely affected by challenging market conditions, making various sources of capital less attractive or not feasible. We believe that we have sufficient working capital and our retained cash flow from operations to continue to operate our business as usual and meet our current obligations. However, if we were unable to borrow at reasonable rates, that could limit the earnings growth that might otherwise result from the acquisition and development of real estate facilities.
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
Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies including those applicable to our status as a REIT, as well as applicable local, state, and national labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, and increased costs of compliance and could also affect the marketability of our real estate facilities.
In response to current economic conditions or the current political environment or otherwise, laws and regulations could be implemented or changed in ways that adversely affect our operating results and financial condition, such as legislation that could otherwise increase operating costs. Such changes could also adversely affect the operations of our customers, which could affect the price and demand for our space as well as our customers’ ability to pay their rent. For example, certain states within the United States have passed laws that require companies to meet specific requirements regarding the handling of personal data. We collect internal and customer data for a variety of important business purposes. We could be exposed to fines, penalties, restrictions, litigation, reputational harm or other expenses, or other adverse effects on our business, due to failure to protect personal data and other sensitive information or failure to maintain compliance with the various data collection and privacy laws or other applicable data security standards.
In addition, certain U.S. states and the federal government have enacted additional laws and regulations to protect consumers against identity theft. These laws and similar laws in other jurisdictions have increased the costs of doing business, and failure on our part to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws could subject us to potential claims for damages and other remedies. If we were required to pay any significant amounts in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected.
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
In the ordinary course of our business we acquire and store sensitive data, including personally identifiable information of our prospective and current customers and our employees. The secure processing and maintenance of this information is critical to our operations and business strategy. Although we believe we have taken commercially reasonable steps to protect the security of our confidential information, information security risks have generally increased in recent years due to the rise in modern technologies and the increased sophistication and activities of perpetrators of cyberattacks. Despite our security measures, we have experienced security breaches due to cyberattacks and additional breaches could occur in the future. In these cases, our information technology and infrastructure could be vulnerable and our customers’ or employees’ confidential information could be compromised or misappropriated. Any such breach could result in serious and harmful consequences for us or our customers.
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
Risks Related to Our Ownership, Organization and Structure
We would incur adverse tax consequences if we cease to qualify as a REIT and we would have to pay substantial U.S. federal corporate income taxes.
REITs are subject to a range of complex organizational and operational requirements. A qualifying REIT does not generally incur U.S. federal corporate income tax on its “REIT taxable income” (generally, taxable income subject to specified adjustments, including a deduction for dividends paid and excluding net capital gain) that it distributes to its stockholders. We believe we have qualified as a REIT in all periods presented herein.
However, there can be no assurance that we qualify or will continue to qualify as a REIT, because of the highly technical nature of the REIT rules, the ongoing importance of factual determinations, the possibility of unidentified issues in prior periods, or changes in our circumstances, as well as share ownership limits in our articles of incorporation that do not necessarily ensure that our stockholder base is sufficiently diverse for us to qualify as a REIT. For any year we cease to qualify as a REIT, unless certain relief provisions apply (the granting of such relief could nonetheless result in significant excise or penalty taxes), we would not be allowed a deduction for dividends paid, we would be subject to U.S. federal corporate income tax on our taxable income, and generally we would not be allowed to elect REIT status until the fifth year after such a disqualification. Any taxes, interest, and penalties incurred would reduce our cash available for distributions to stockholders. However, for years in which we ceased to qualify as a REIT, we would not be subject to REIT rules that require us to distribute substantially all of our taxable income to our stockholders.
Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, and local taxes, including payroll taxes, taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, a 100% excise tax on any transactions with a Taxable REIT Subsidiary (“TRS”) that are not conducted on an arm’s-length basis, and state or local income, franchise, property, and transfer taxes. Moreover, if we have net income from the sale of properties that are “dealer” properties (a “prohibited transaction” under the Code), that income will be subject to a 100% penalty tax. In addition, our TRSs will be subject to U.S. federal, state, and local corporate income taxes on their net taxable income, if any. Any of these taxes would reduce our cash available for distributions to stockholders.
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
As a REIT, we are required to distribute at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to our stockholders each year. Because of this distribution requirement, we may not be able to fund future capital needs, including any necessary building and tenant improvements, from operating cash flow. Consequently, we may need to rely on third-party sources of capital to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our current and expected future earnings, and our cash flow. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy any debt service obligations, or make cash distributions to stockholders.
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
•If the Company were to lose its REIT status or no longer elect REIT status, it would no longer be required to distribute its taxable income to maintain REIT status. If, in such a circumstance, the Company ceased paying dividends, unpaid distributions to the preferred stockholders would continue to accumulate. The preferred stockholders would have the ability to elect two additional members to serve on our Board until the arrearage was cured. The preferred stockholders would not receive any compensation (such as interest) for the delay in the receipt of distributions, and it is possible that the arrearage could accumulate indefinitely.
Following the completion of the Tender Offer (as defined below), the Company delisted the Preferred Securities. As a result, preferred stockholders will not have the same protections afforded to stockholders of companies that are subject to NYSE requirements.
Following the completion of the Tender Offer, the Company delisted the Preferred Securities. Accordingly, preferred stockholders will not have the same protections afforded to stockholders of companies that are subject to the listing rules and corporate governance requirements of the NYSE.
We have delisted the Preferred Stock from the NYSE and deregistered the Preferred Stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our Preferred Stock and will result in less disclosure about the Company.
We have delisted the Preferred Stock from the NYSE and deregistered the Preferred Stock under the Exchange Act. By delisting and deregistering, our obligation to file reports with the SEC (including periodic reports, proxy statements, and tender offer statements) has been suspended and we expect the liquidity of the Preferred Stock to be impaired. Although the Preferred Stock may be quoted on OTC Pink Market, we can provide no assurance that trading in the Preferred Stock will continue in the OTC Pink Market or in any other forum. Following the completion of the deregistration process, we ceased to be subject to the provisions of the Sarbanes-Oxley Act or the liability provisions of the Exchange Act. In addition, we are no longer required to meet the reporting requirements set forth under the Exchange Act.
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
Following the Merger, affiliates of Blackstone beneficially own all outstanding shares of our common stock. Accordingly, Blackstone has significant influence with respect to our management, business plans and policies, including the election and removal of our officers and directors. Blackstone and its affiliates engage in a broad spectrum of activities, including investments in real estate generally. In the ordinary course of their business activities, Blackstone and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to stockholders.
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
Accordingly, our success depends to a significant extent upon the efforts, experience, diligence, skill, and network of business contacts of the officers and key personnel of Link and its affiliates, as well as the persons and firms Link retains to provide services on our behalf. We can offer no assurance that Link will continue to provide such Services or that we will continue to have access to Link’s officers and key personnel. The current term of the Services Agreement extends to December 31, 2023 and may be renewed for additional one-year terms thereafter; provided, however, that the Services Agreement may be terminated at any time upon prior written notice by either Link or the Company. If the Services Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Furthermore, we may incur certain costs in connection with a termination of the Services Agreement.
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
•Assignment and Sharing or Limitation of Rights. We may in the future invest alongside other Blackstone Vehicles and in connection therewith have and may, for legal, tax, regulatory or other reasons which may be unrelated to us, share with or assign to such other Blackstone Vehicles certain of our rights, in whole or in part, or to limit our rights, including certain control- and/or foreclosure-related rights with respect to such shared investments and/or otherwise agree to implement certain procedures to mitigate conflicts of interest which typically involve maintaining a noncontrolling interest in any such investment and a forbearance of our rights, including certain non-economic rights (including following the vote of other third party lenders generally or otherwise being recused with respect to certain decisions, including with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also defaults, foreclosures, workouts, restructurings and/or exit opportunities), subject to certain limitations. While it is expected that our participation in connection with any such investments and transactions would be negotiated by third parties on market prices, such investments and transactions will give rise to potential or actual conflicts of interest. We cannot make assurances that any such conflict will be resolved in our favor. To the extent we hold an interest in a loan or security that is different (including with respect to their relative seniority) than those held by such other Blackstone Vehicles (and vice versa), Link and its affiliates may be presented and/or may have limited or no rights with respect to decisions when the interests of the funds/vehicles are in conflict. Such sharing or assignment of rights could make it more difficult for us to protect our interests and could give rise to a conflict (which may be exacerbated in the case of financial distress) and could result in another Blackstone Vehicle exercising such rights in a way adverse to us.
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

•Underwriting, Advisory and Other Relationships. As part of its regular business, Blackstone provides a broad range of underwriting, investment banking, placement agent services and other services. In connection with selling investments by way of a public offering, a Blackstone broker-dealer may act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and purchase securities on that basis. Blackstone may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest. Blackstone may also participate in underwriting syndicates from time to time with respect to us or portfolio companies/entities of Blackstone Vehicles, or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies/entities, or otherwise in arranging financings with respect thereto or advising on such transactions. Subject to applicable law, Blackstone may receive underwriting fees, placement commissions, or other compensation with respect to such activities, which will not be shared with us or our stockholders.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2022, we owned 471 buildings and one land parcel in a geographically diverse portfolio of 20,656,858 gross leasable square feet of commercial real estate which consists of 6,900,881 square feet of business park space, 12,351,476 square feet of industrial-flex space, 1,061,870 square feet of low-rise suburban office space, and 342,631 square feet of specialty space.
The following table reflects the geographical diversification of the 471 buildings and one land parcel owned by the Company as of December 31, 2022, the type of gross leasable square footage throughout 2022 (except as set forth below, all of the properties are held fee simple):

		Leasable Square Footage
Region	Number of Buildings	Business Park	Industrial	Office	Specialty[1]	Total
California	216	2,910,577	5,810,658	340,214	—	9,061,449
Texas[2]	137	2,923,457	2,077,578	—	—	5,001,035
Florida	74	455,383	3,411,046	—	—	3,866,429
Washington	28	270,165	1,052,194	—	—	1,322,359
Maryland	15	341,299	—	721,656	—	1,062,955
Virginia	1	—	—	—	342,631	342,631
Total	471	6,900,881	12,351,476	1,061,870	342,631	20,656,858
____________________________
1 The Company has a 95.0% interest in a joint venture that owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia (“The Mile”).
2 The Company owns two properties comprising 231,000 square feet that are subject to ground leases in Irving, Texas. These leases expire in 2029 and 2030.
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
Please refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for portfolio information with respect to lease expirations and operating result.
Item 3. Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us. We are party to a variety of legal proceedings arising in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
(dollars in thousands, except share data)
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is not listed on a securities exchange. The number of holders of record of our common stock as of February 23, 2023 was three.
Unregistered Sale of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands)[1]
Oct. 1 – Oct. 31, 2022	—	$—	—	$—
Nov. 1 – Nov. 30, 2022	—	$—	—	$—
Dec. 1 – Dec. 31, 2022	21,439,277	$14.87	21,439,277	$—
____________________________
1 On November 22, 2022, the Company commenced offers to purchase for cash any and all outstanding Series X Preferred Shares, at $15.29 per share, Series Y Preferred Shares, at $15.33 per share, and Series Z Preferred Shares, at $14.34 per share. The Company accepted for purchase 5,953,898 Series X Preferred Shares, 5,756,691 Series Y Preferred Shares and 9,728,688 Series Z Preferred Shares. The offers were completed on December 23, 2022 and the Preferred Shares purchased were cancelled by the Company.
Item 6. Reserved
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
Critical Accounting Estimates
Our critical accounting estimates are defined as accounting estimates or assumptions made in accordance with GAAP, which involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our significant accounting policies, which utilize these critical accounting estimates, are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements under Item 15 in this annual report on Form 10-K. Our critical accounting estimates are described below.
Accounting for Business Combinations: The Merger was accounted for as a business combination because substantially all of the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets. The Parent elected to apply pushdown accounting. Accordingly, the purchase price of the Merger has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the Acquisition Date in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.

Such estimates, which are determined with the assistance of third-party valuation specialists where appropriate, are based upon many assumptions and judgments, including, but not limited to:
•market rates of return and capitalization rates on real estate and intangible assets;
•building and material cost levels;
•estimated market rent levels;
•future revenue growth rates;
•future cash flows from the real estate and the existing customer base; and
•comparisons of the acquired underlying land parcels to recent land transactions.
There was one business combination that occurred during the periods presented which was the Merger. For additional information on this transaction refer to Note 1 — Description of Business and Note 2 — Summary of Significant Accounting Policies.
Executive Summary
Business Overview
The Company is a REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, industrial-flex, and low rise-suburban office space. As of December 31, 2022, the Company owned 471 buildings and one land parcel in six states representing 20,656,858 gross leasable square feet. As of December 31, 2022, our largest markets included California, Texas, Florida, Washington, Maryland, and Virginia. We have and intend to continue to allocate capital to these and other key population and distribution markets in the U.S. which we believe will maximize risk-adjusted growth for our portfolio cash flows.
The operating results of our real estate facilities are substantially influenced by demand for rental space within our properties and our markets, which impacts occupancy, rental rates, and capital expenditure requirements. We strive to maintain high occupancy levels while increasing rental rates and investing in capital expenditures when market conditions indicate favorable return on investment, although the Company may decrease rental rates in markets where conditions require. Management’s initiatives and strategies with respect to our existing real estate facilities, which include incentivizing Link personnel to maximize the return on investment for each lease transaction and provide a superior level of service to our customers.
As a result of the Merger and the application of pushdown accounting, the periods presented are not necessarily comparable.
Completed Merger Transaction: Refer to Note 1 — Description of Business to our consolidated financial statements under Item 15 in this annual report on Form 10-K, for information regarding the merger agreement the Company entered into on April 24, 2022 (the merger described therein, the “Merger”).
Dispositions: We continually evaluate opportunities with respect to our portfolio and may from time to time sell individual real estate facilities and land parcels or groups of facilities and land parcels based on market conditions, fit with our existing portfolio, evaluation of long-term potential returns of markets or product types, or other reasons. The size of such sales may be significant to us. Refer to Note 3 — Investments in Real Estate to our consolidated financial statements under Item 15 in this annual report on Form 10-K for a discussion of our recently completed dispositions.

Developments:
The following table presents the Company’s development pipeline at December 31, 2022:

	Number of Projects	Estimated Square Feet	Estimated Project Cost[1]	Estimated Stabilization/In Service Date[2]
Development/redevelopment under construction	3	472,825	$199,147	1Q23 - 4Q23
____________________________
1 Estimated project cost includes the initial purchase price allocation. See Note 3 — Investments in Real Estate to our Consolidated Financial Statements under Item 15 in this annual report on Form 10-K.
2 Estimated stabilization/in service date is typically defined as the earlier of 12 months post completion or 90% occupancy.

Refer to Note 3 — Investments in Real Estate to our consolidated financial statements under Item 15 in this annual report on Form 10-K for a discussion of our recently completed developments.
Factors that Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” in this Annual Report on Form 10-K, for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include rental rates and occupancy levels, rollover, acquisitions, dispositions, and development. Sensitivity to many of these factors has been heightened as a result of the ongoing and numerous adverse impacts of COVID-19.
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
Customer Concentrations: We seek to minimize the risk of industry or customer concentrations. No significant tenant concentrations existed as of December 31, 2022.

Results of Operations
Comparison of the period from July 20, 2022 through December 31, 2022 (Successor) and the period from January 1, 2022 through July 19, 2022 (Predecessor) compared to the year ended December 31, 2021

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021
Revenue:
Rental revenue	$174,225	$246,175	$439,154
Total revenue	$174,225	$246,175	$439,154
Revenue: Rental revenue decreased by $18,754 or 4.3%, for the year ended December 31, 2022, including the successor and predecessor periods, as compared to the year ended December 31, 2021 primarily due to the distribution of the Company’s interest in 58 properties included in the Non-Core Portfolio (refer to Note 1 — Description of Business to our Consolidated Financial Statements under Item 15 in this Annual Report on Form 10-K).

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021
Expenses:
Property expenses	$39,956	$74,848	$130,941
Depreciation and amortization	225,472	50,557	93,486
General and administrative	7,578	19,079	19,327
Merger costs	33,255	100,952	—
Total expenses	$306,261	$245,436	$243,754

Other income (expense):
Gain on sale of real estate, net	$—	$157,022	$359,875
Interest expense	(43,189)	(615)	(728)
Other income	235	2,044	2,085
Total other income (expense)	$(42,954)	$158,451	$361,232
Expenses: Total expenses increased by $307,943, or 126.3%, for the year ended December 31, 2022, including the successor and predecessor periods, as compared to the year ended December 31, 2021, primarily due to the following:
Depreciation and amortization increased by $182,543 for the year ended December 31, 2022, including the successor and predecessor periods, as compared to the year ended December 31, 2021, primarily due to the step-up in basis of the real estate assets acquired and intangibles assumed in connection with the Merger (refer to Note 2 — Summary of Significant Accounting Policies to our Consolidated Financial Statements under Item 15 in this Annual Report on Form 10-K).
General and administrative expenses increased by $7,330 for the year ended December 31, 2022, including the successor and predecessor periods, as compared to the year ended December 31, 2021, primarily due to a one-time cash payment of $6,734 to the former CEO in the first quarter of 2022, which consisted of a $6,643 cash payment for RSUs (refer to Note 11 — Incentive Compensation to our Consolidated Financial Statements under Item 15 in this Annual Report on Form 10-K), and a $91 cash payment for COBRA coverage reimbursement in accordance with his separation agreement.
Merger costs of $134,207 during the year ended December 31, 2022 are comprised primarily of legal and other professional fees incurred in connection with the Merger discussed herein. These increases in expenses were partially offset by a decrease in property expenses of $16,137 for the year ended December 31, 2022, including the successor and predecessor periods, as compared to the year ended December 31, 2021, primarily due to the distribution of the Company’s interest in 58 properties included in the Non-Core Portfolio (refer to Note 1 — Description of Business to our Consolidated Financial Statements under Item 15 in this Annual Report on Form 10-K).

Other Income (Expense): Total other income (expense) for the year ended December 31, 2022, including the successor and predecessor periods, was $115,497 as compared to total other income (expense) of $361,232 for the year ended December 31, 2021, primarily due to the following:
Gain on sale of real estate, net for the year ended December 31, 2022, including the successor and predecessor periods, was $157,022, which was related to the sale of 40 buildings excluding assets distributed as part of the Merger for no gain or loss. Refer to Note 1 for additional details. Gain on sale of real estate, net for the year ended December 31, 2021 was $359,875, which was related to the sale of 22 buildings. Refer to Note 3 — Investments in Real Estate to our Consolidated Financial Statements under Item 15 in this Annual Report on Form 10-K for more information regarding our dispositions.
Interest expense increased $43,076 for the year ended December 31, 2022, including the successor and predecessor periods, as compared to the year ended December 31, 2021. There was (i) an increase in interest expense on our outstanding debt of $107,055, (ii) a $7,332 realized loss during the current year period due to changes in fair value on our interest rate derivatives, and (iii) amortization of financing costs of $11,042 during the current year period. This was partially offset by an unrealized gain on interest rate swaps of $83,607 in connection with the interest rate contracts entered into during the current year period (refer to Note 6 — Derivative Financial Instruments to our Consolidated Financial Statements under Item 15 in this Annual Report on Form 10-K). Subsequent to the Merger, we obtained two mortgage loans and terminated the unsecured revolving line of credit (refer to Note 5 — Debt to our Consolidated Financial Statements under Item 15 in this Annual Report on Form 10-K).
Liquidity and Capital Resources
This section should be read in conjunction with our Consolidated Statements of Cash Flows; and Note 5 — Debt, Note 6 — Derivative Financial Instruments, and Note 13 — Commitments and Contingencies to our Consolidated Financial Statements under Item 15 in this Annual Report on Form 10-K for additional details on the major components of our historical liquidity and capital resources. The discussion below sets forth the factors which we expect will affect our future liquidity and capital resources or which may vary substantially from historical levels.
Cash Requirements:
Contractual Commitments: Our significant short-term liquidity requirements over the next 12 months following December 31, 2022 includes:
•Interest expense: payment of interest expense on outstanding indebtedness, including approximately $296,280 due within the next 12 months;
•Development costs: funding development costs for three ongoing projects, including $17,570 scheduled to be funded within the next 12 months;
•Funding capital expenditures for tenant improvements and leasing commissions of $3,106;
•Ground lease obligations: Our contractual payment requirements under various operating leases as of December 31, 2022 are approximately $199 for 2023 and $1,173 thereafter;
•Preferred stock dividends: We paid $38,346 to preferred stockholders during the year ended ended December 31, 2022, including successor and predecessor periods. Dividends on preferred equity are paid when and if declared by our Board of Directors (the "Board") and accumulate if not paid (refer to Note 10 — Stockholders' Equity to our Consolidated Financial Statements under Item 15 in this Annual Report on Form 10-K), and
•other normal recurring operating and capital expenses.
We intend to satisfy our short-term liquidity requirements through our existing cash and cash equivalents, which totaled $51,608 as of December 31, 2022, and cash flow from operating activities. We may also satisfy our liquidity needs by:
•proceeds from dispositions of properties and/or land parcels, and
•our ability to obtain new financings, draw on existing financings, and exercise our option to extend the maturity dates on existing financings.
Our long-term liquidity needs consist primarily of funds necessary to pay for non-recurring capital expenditures for our properties, development or redevelopment activities, principal and interest payments on our indebtedness, and payment of distributions and dividends to our equity investors. We may satisfy our long-term liquidity needs through our cash flow from operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, property and/or land parcel dispositions, cash contributions from our Parent, our option to draw on available shared capacity on our existing loans or through repayment of the Parent Partner Loans.

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
Future redemptions of preferred stock will depend upon many factors, including available cash and our cost of capital. Refer to Note 10 — Stockholders' Equity to our Consolidated Financial Statements under Item 15 in this Annual Report on Form 10-K for more information on our preferred stock.
On November 22, 2022, the Company commenced offers (the “Offers”) to purchase for cash any and all outstanding Series X Preferred Shares, at $15.29 per share, Series Y Preferred Shares, at $15.33 per share, and Series Z Preferred Shares, at $14.34 per share. The Company accepted for purchase 5,953,898 Series X Preferred Shares, 5,756,691 Series Y Preferred Shares and 9,728,688 Series Z Preferred Shares. The offers were completed on December 23, 2022 and the Preferred Shares purchased were cancelled by the Company.
On November 2, 2022, the board of directors of the Company (the “Board of Directors”) authorized a quarterly dividend on each series of the Company’s preferred stock underlying the Preferred Shares payable on December 31, 2022 (the “December Dividend”) to holders of record of such underlying preferred stock at the close of business on December 15, 2022 for distribution to the holders of the Preferred Shares. All holders of the Preferred Shares at the close of business on the December 15, 2022 record date received the December Dividend for the applicable series of Preferred Shares regardless of whether they participated in the Offers since the December 15, 2022 record date occurred prior to the consummation of the Offers.
As market conditions warrant, we and our majority equity holders, Blackstone and its affiliates, may from time to time seek to repurchase the remaining outstanding Preferred Shares in open market or privately negotiated purchases, by tender offer or otherwise or to redeem our preferred stock pursuant to the terms of their respective governing documents. The size of such repurchases may be material and may impact the liquidity and trading price of such preferred stock.
Requirement to Pay Distributions: Our election to be taxed as a REIT, as defined by the Code, applies to all periods presented herein. As a REIT, we do not incur U.S. federal corporate income tax on our “REIT taxable income” that is distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and we continue to meet certain organizational and operational requirements. We believe we have met these requirements in all periods presented herein.
We paid REIT qualifying distributions of $359,804 ($38,346 to preferred stockholders and $321,458 to common stockholders) during the year ended December 31, 2022.
Our consistent, long-term dividend policy has been to set dividend distribution amounts based on our taxable income. Future quarterly distributions with respect to common stock will continue to be determined based upon our REIT distribution requirements and, along with distributions to preferred stockholders, we expect will be funded with cash provided by operating activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
As of December 31, 2022, we had $3,904,395 of outstanding floating rate debt, of which $3,592,215 is subject to interest rate cap and swap agreements, which effectively limits the interest rate risk. Our variable-rate borrowings bear interest at one month SOFR plus an applicable spread. If market rates of interest on our variable rate debt increased by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $3,122. This estimate considers the impact of our interest rate swap agreements and is calculated utilizing the interest rates on our debt at December 31, 2022.
Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary data are included under Item 15 of this Report and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to accomplish their objectives as the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
(dollars in thousands, except share data)
Item 10. Directors, Executive Officers and Corporate Governance
The following sets forth the names, ages and certain biographical information of our non-executive directors as of February 28, 2023:

Timothy J. Beaudin, 64, was the Chairman of the Board of P3 Logistics Parks, a long-term owner, developer and manager of European logistics properties from 2018 until 2019, and Chief Executive Officer of P3 Logistics Parks from 2019 to 2021. Before that Mr. Beaudin was the President and Chief Executive Officer of IndCor Properties from 2011 until 2015, was with Apartment Investment and Management Company (“Aimco”) from 2005 to 2010, departing as Chief Operating Officer and was Executive Vice President of Catellus Development. Mr. Beaudin has also worked for multiple companies, such as KPMG and CBRE, in various financial services roles. He previously served as an advisor to each of Link and LivCor, both of which are wholly-owned by Blackstone-managed real estate funds. Mr. Beaudin earned his B.A. in Economics and Business from Westmont College.

Justin Brown, 39, is a Managing Director in Blackstone’s Real Estate Group. Mr. Brown is involved in the asset management of Blackstone’s Life Science platform BioMed Realty and fund management of BPP Life Sciences. Before joining Blackstone in November 2021, Mr. Brown worked in Green Street’s Advisory Group from July 2013 until October 2021, which provides strategic and capital markets advisory services to commercial real estate companies and served on the board of LatAm Logistic Properties. Mr. Brown began his career at Prudential Real Estate Investors where he focused on asset management and dispositions. Mr. Brown received a B.B.A with a focus on Real Estate from University of Wisconsin and an MBA in Finance from Stern School of Business at New York University.

Andrea Drasites, 40, is a Managing Director in Blackstone’s Real Estate Group, and she is involved in the asset management of U.S. retail and gaming investments, including ShopCore and Edens, and retail projects inside of the Cosmopolitan of Las Vegas and other Blackstone assets. Since joining Blackstone in 2012, Ms. Drasites has been involved with several notable transactions including the IPO of Brixmor (formerly Centro), Edens, Excel Trust and RioCan. Prior to joining Blackstone, Ms. Drasites worked at Equity One, Inc., a publicly traded shopping center REIT, where she was responsible for asset management as well as acquisitions and dispositions across the U.S. Prior to Equity One, Inc., Ms. Drasites also worked for Woolbright Development, a shopping center owner and developer based in Boca Raton, Florida. She is an active member of the Urban Land Institute, International Council of Shopping Centers and is a Founding Member of the annual Rally Against Lupus fundraiser in New York and is actively involved in the Alliance for Lupus Research. Ms. Drasites is a member of the University of Florida’s Real Estate Advisory Board. Ms. Drasites received a BA in International Business from Rollins College and an MBA from the University of Florida.

Ernest M. Freedman, 52, has served as Executive Vice President and Chief Financial Officer of Invitation Homes since October 2015. Mr. Freedman previously served as Executive Vice President and Chief Financial Officer of Aimco from 2009 to 2015. Mr. Freedman joined Aimco in 2007 as Senior Vice President of Financial Planning and Analysis and served as Senior Vice President of Finance from February 2009 to November 2009, where he was responsible for financial planning, tax, accounting and related areas. From 2004 to 2007, Mr. Freedman served as Chief Financial Officer of HEI Hotels and Resorts. From 2000 to 2004, Mr. Freedman was at GE Real Estate in a number of capacities, including operations controller and finance manager for investments and acquisitions. From 1993 to 2000, Mr. Freedman was with Ernst & Young, LLP, including one year as a senior manager in the real estate practice. He is a member of the board of directors of CA Student Living, a student housing developer and investment management company, where he serves as the Chair of the Audit Committee and a member of the Compensation Committee. Mr. Freedman earned a Bachelor’s Degree from the University of Virginia. Mr. Freedman is a certified public accountant.

Ryan Ingle, 37, is a Managing Director in Blackstone’s Real Estate Group. Since joining Blackstone in 2010, Mr. Ingle has been involved in analyzing and managing real estate investments across several property sectors. Mr. Ingle currently leads asset management for Blackstone’s U.S. industrial portfolio which spans more than 400 million square feet. Mr. Ingle has been involved in other notable investments including BioMed, IndCor, Motel 6, La Quinta and Extended Stay. Before joining Blackstone, Mr. Ingle worked in Citi’s real estate investment banking group. Mr. Ingle received a BS in Finance and a BA in Spanish from the University of Kansas where he graduated with highest distinction and was a member of Phi Beta Kappa.

David Levine, 34, is Co-Head of Americas Acquisitions for Blackstone Real Estate. Since joining Blackstone in 2010, Mr. Levine has been involved in more than $100 billion of real estate investments across several property sectors and has worked on various transactions, including the acquisition of Gramercy Property Trust, Pure Industrial, WPT Industrial REIT, BioMed Realty and the creation and growth of Blackstone’s 450+ million square foot industrial platform, Link Logistics. He also serves on the board of Reading Partners New York. Mr. Levine graduated from Northwestern University, where he received a BA in Economics.

Samantha Wallack, 47, is a Partner and Real Estate Practice Co-Chair at Blank Rome LLP, a national law firm that provides a full range of legal and advocacy services. Ms. Wallack was appointed Real Estate Practice Co-Chair in January 2020, and under her leadership the group currently represents a multi-billion dollar annual portfolio of client transactions. She oversees a national team of more than sixty real estate attorneys throughout the firm’s thirteen offices who provide legal counsel to public companies, private equity funds, developers, REITs, family businesses, insurance companies, and realty advisers. Ms. Wallack joined Blank Rome in 2000 and was named partner in 2009. She was the firm’s first female real estate partner and became the firm’s first female Real Estate Practice Co-Chair in 2020. She is a member of Blank Rome’s Diversity & Inclusion Committee, former Co-Chair of Blank Rome’s Women’s Forum, a founding member of the firm’s Women Who Lead initiative and serves as pro bono counsel for 1-866-Our Vote and NYAGRA (New York Association for Gender Rights Advocacy). Ms. Wallack holds a BA from the University of Wisconsin and a JD, cum laude, from Benjamin N. Cardozo School of Law.

Director Independence
Our board of directors has affirmatively determined that each of Messrs. Freedman and Beaudin and Ms. Wallack qualify as independent directors under NYSE listing standards.

Background and Experience of Directors
When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above.
Audit Committee
Our board of directors has established an audit committee that operates under a written charter, which is available on our website under https://ir.psbusinessparks.com/corporate-governance/governance-documents. The composition and responsibilities of the audit committee are described below.
Our audit committee consists of Messrs. Freedman and Beaudin and Ms. Wallack, with Mr. Freedman serving as chairman. Each member of the audit committee has sufficient knowledge in financial and auditing matters to serve on the audit committee. In addition, Messrs. Freedman and Beaudin qualify as “audit committee financial experts” under the SEC rules. Our audit committee is responsible for, among other things:
•selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;
•assisting the board of directors in evaluating the qualifications, performance and independence of our independent auditors;
•assisting the board of directors in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;
•assisting the board of directors in monitoring our compliance with legal and regulatory requirements; and
•assessing the effectiveness of the Company’s risk management processes, particularly with respect to financial risk exposure reviewing the adequacy and effectiveness of our internal control over financial reporting processes.
Each member of the Audit Committee has been affirmatively determined by our board of directors to qualify as an independent director under the NYSE listing standards and the independence standards of Rule 10A-3 of the Exchange Act.
Compensation Committee Interlocks and Insider Participation
None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.
Code of Ethics
We have a Code of Conduct that applies to all of our officers, directors and employees (if any), including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, which is posted on our website. Our Code of Conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. The information contained on, or accessible from, our website is not part of this report by reference or otherwise.
The executive officers of PS Business Parks, Inc are currently comprised of the following three individuals:
Executive Officers of PS Business Parks, Inc.

Name	Age	Office
Luke Petherbridge	43	Chief Executive Officer and Secretary
Matthew L. Ostrower	52	Chief Financial Officer, Vice President and Treasurer
Nicholas Pell	45	President and Chief Investment Officer
Refer to “Business Overview—Executive Officers of PS Business Parks, Inc.” above for biographical information regarding the Company’s executive officers.

Item 11. Executive Compensation
We do not have any employees. All of our executive officers are employees of an affiliate of Blackstone and do not receive compensation from us or from any of our subsidiaries for serving as our executive officers. Accordingly, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of the Company.
Additionally, our executive officers are not required to dedicate a specific amount of time to us. Accordingly, we cannot identify the portion of the compensation awarded to our executive officers that relates solely to their services to us, as our executive officers are not compensated specifically for such services.
Because our executive officers do not receive compensation from us or from any of our subsidiaries and because we cannot identify the portion of the compensation awarded to our executive officers that relates solely to their services to us, we do not provide executive compensation disclosure pursuant to Item 402 of Regulation S-K.
Director Compensation
Director Compensation for 2022
Following the Merger, the Board approved payment of an annual retainer for each of our independent directors of $150. Freedman and Beaudin and Ms. Wallack received a retainer of $75 representing the pro rata portion of their annual retainer based on their service during the year. Our non-independent directors do not receive additional compensation for their service as a director.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Our Parent and certain of its affiliates own 100% of our issued and outstanding common stock, the Company’s voting securities. None of our executive officers or directors beneficially owns any equity securities of the Company.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Master Services Agreement
On July 20, 2022, the Company entered into a Master Services Agreement with Link Logistics Real Estate Holdco LLC (together with its subsidiaries, “Link”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services (including, without limitation, accounting, legal, tax, treasury, valuation services, information technology and data management), loan management, management services, operational services, property management services, and transaction support services to the Company. During the period from July 20, 2022 through December 31, 2022, we paid Link total fees of $25,366 pursuant to the terms of the Master Services Agreement. The current term of the Master Services Agreement extends to December 31, 2023, and may be renewed for additional one-year terms thereafter; provided, however, that the Master Services Agreement may be terminated at any time upon prior written notice by either Link or the Company.

Parent Partners Loans
In connection with the closing of the Merger, in lieu of distributing all of the proceeds from the Mortgage Loans to fund the consideration for the Merger, certain amounts were loaned to the Parent Partners (the “Parent Partners Loans”). The Parent Partners Loans are evidenced by promissory notes, bear interest at 4.16% per annum and mature in July 2027. The aggregate principal amount of the Parent Partners Loans is $1,285,575, and is recorded within Accumulated earnings (deficit) on the Consolidated Balance Sheets. The amount of interest due to the Company as of December 31, 2022 related to the Parent Partner Loans is $1,275.
Other
Gryphon Mutual Insurance Company (“GMUC”), an affiliate of the Company, is a captive insurance company that began providing insurance coverage to the Company in July 2022. During the period from July 20, 2022 through December 31, 2022, the Company incurred $2,314 for insurance premiums recognized in Property operating expenses in the Consolidated Statements of Operations. The fees paid are in place of insurance premiums and fees that would otherwise be paid to third party insurance companies, and are equivalent or less than the rate third-party insurance companies would charge for such services. There were $— amounts payable to GMUC as of December 31, 2022.
Simply Storage Management, LLC (“Simply Storage”), an affiliate of the Company, is a management company that began providing management services to the Company in October 2022. During the period from July 20, 2022 through December 31, 2022, the Company incurred $19 for management fees recognized in the line item Property operating expenses in the Consolidated Statements of Operations.
In October 2022, the Brentford Joint Venture entered into an agreement to receive proceeds of a $110,000 borrowing obtained under a revolving credit facility. Refer to Note 5 — Debt for additional details.

Item 14. Principal Accountant Fees and Services
In July 2022, following the Merger, the Audit Committee of the Board approved the dismissal of Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm. In July 2022, the Audit Committee approved the appointment of Deloitte & Touche LLP (“Deloitte”) as the Company’s new independent registered public accounting firm.
The following table presents the aggregate fees billed for professional services rendered by Deloitte for the fiscal year December 31, 2022:

Year Ended December 31, 2022
Fee Category
Audit Fees	$635
Audit-Related Fees	—
Tax Fees	—
All Other fees	—
Total fees	$635

Audit fees. Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, review of the quarterly financial statements included in the Company’s quarterly reports on Form 10-Q, and services in connection with the Company’s registration statements.

Audit-related fees. These are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. Such services including accounting consultations, internal control reviews, audits in connection with acquisitions, attest services related to financial reporting that are not required by statute or regulation and required agreed-upon procedure engagements.

Tax fees. This category relates to general tax services.

Audit Committee Pre-Approval Policies and Procedures. Our policy is that all audit and non-audit services provided by the independent registered public accounting firm must be pre-approved by the Audit Committee. The authority to grant pre-approvals of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting. All of such services and fees were pre-approved during the fiscal year ended December 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedule
The following documents are filed as a part of this report:
(a) Financial Statements and Schedule:
1. Financial Statements:
The following Consolidated Financial Statements, together with the Reports of Independent Registered Public Accounting Firm are listed below:
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 42)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2. Financial Statement Schedule:
Schedule III — Real Estate and Accumulated Depreciation
All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related notes or is not applicable.
(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 79 of this report, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of PS Business Parks, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PS Business Parks, Inc. (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of December 31, 2022 (successor) and for the periods from July 20,2022 through December 31, 2022 (successor) and January 1, 2022 through July 19, 2022 (predecessor) of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/Deloitte & Touche LLP
New York, NY
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of PS Business Parks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of PS Business Parks, Inc. (the "Company") as of December 31, 2022 (successor), the related consolidated statements of operations, equity, and cash flows for the periods from July 20, 2022 through December 31, 2022 (successor) and January 1, 2022 through July 19, 2022 (predecessor), and the related notes and Schedule III (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the periods from July 20, 2022 through December 31, 2022 (successor) and January 1, 2022 through July 19, 2022 (predecessor), in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Net Tangible and Intangible Assets Acquired and Liabilities Assumed in Connection with Business Combination – Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company, PS Business Parks Inc., was acquired (“The Merger”) on July 19, 2022. The Merger was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed in connection with the Merger based on their estimated fair values at the time of the transaction, and the purchase price was pushed down to the Company’s financial statements. When using the push-down basis of accounting, the acquired company’s separate financial statements reflect the new accounting basis recorded by the acquiring company, and the assets acquired, and liabilities assumed are recorded at fair value through adjustments to additional paid in capital at the acquisition date.
The determination of the fair value of the net tangible and intangible assets acquired and liabilities assumed in connection with a business combination requires management to make significant estimates related to assumptions such as future cash flows, discount rates, costs during hypothetical lease-up periods, projected rental revenue, and current market interest rates. Performing audit procedures to evaluate the reasonableness of these assumptions required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to accounting treatment of the push down accounting related to the Business Combination included the following, among others:
•We evaluated management’s assessment of the business combination conclusions.
•We tested the effectiveness of controls over the push-down accounting, including management’s controls over the identification of real estate assets, and the valuation methodology for estimating the fair value of assets acquired and liabilities assumed.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, (3) cost to replace certain assets, and (4) assumptions used in the discounted cash flows, including testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing our estimates to those used by management.
•We assessed the reasonableness of management’s projections of cash flows by comparing the assumptions used in the projections to external market sources, historical data, and results from other areas of the audit.
•We evaluated whether the financial statement presentation and footnote disclosures are appropriate

/s/Deloitte & Touche LLP
New York, NY
February 28, 2023
We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of PS Business Parks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of PS Business Parks, Inc. (the Company) as of December 31, 2021, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 1997 to 2022.

Los Angeles, California
February 22, 2022

PART IV. FINANCIAL INFORMATION
Item 15. Exhibit and Financial Statement Schedules (Item 15(a)(1) and Item 15(a)(2))
PS Business Parks, Inc.
Consolidated Balance Sheets
(in thousands - except share data)

	Successor	Predecessor
	December 31, 2022	December 31, 2021
ASSETS
Assets:
Investments in real estate, net	$5,556,795	$2,005,868
Assets held for sale	—	33,609
Cash and cash equivalents	51,608	27,074
Restricted cash	636	1,088
Tenant and other receivables	14,888	39,202
Prepaid expenses and other assets	380,469	16,381
Due from affiliates	666	—
Total assets[1]	$6,005,062	$2,123,222

LIABILITIES AND EQUITY
Liabilities:
Debt, net	$3,865,553	$32,000
Accounts payable, accrued expenses and other liabilities	300,691	97,080
Due to affiliates	4,266	71
Total liabilities[1]	4,170,510	129,151
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 8,886 and 30,200 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	164,352	755,000
Common stock, $0.01 par value, 200,000,000 shares authorized, 100 shares issued and outstanding as of December 31, 2022; 100,000,000 shares authorized, 27,589,807 shares issued and outstanding as of December 31, 2021	—	275
Paid-in capital	3,174,135	752,444
Accumulated earnings (deficit)	(1,515,405)	226,737
Total PS Business Parks, Inc.'s stockholders' equity	1,823,082	1,734,456
Noncontrolling interest	11,470	259,615
Total equity	1,834,552	1,994,071
Total liabilities and equity	$6,005,062	$2,123,222
____________________________
1 Refer to Note 2 — Summary of Significant Accounting Policies for details related to variable interest entities (“VIEs”).
The accompanying notes are an integral part of these Consolidated Financial Statements.

PS Business Parks, Inc.
Consolidated Statements of Operations
(in thousands – except share data)

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue:
Rental revenue	$174,225	$246,175	$439,154	$415,635
Total revenue	174,225	246,175	439,154	415,635
Expenses:
Property expenses	39,956	74,848	130,941	125,951
Depreciation and amortization	225,472	50,557	93,486	96,314
General and administrative	7,578	19,079	19,327	14,612
Merger costs	33,255	100,952	—	—
Total expenses	306,261	245,436	243,754	236,877

Other income (expense):
Gain on sale of real estate, net	—	157,022	359,875	27,273
Interest expense	(43,189)	(615)	(728)	(548)
Other income	235	2,044	2,085	1,222
Total other income (expense)	(42,954)	158,451	361,232	27,947

Income (loss) before income tax	(174,990)	159,190	556,632	206,705
Income tax provision	(28)	—	(3,603)	—
Net income (loss)	(175,018)	159,190	553,029	206,705
Net (income) loss attributable to noncontrolling interests	294	(29,224)	(104,270)	(33,158)
Net income (loss) attributable to the Company	(174,724)	129,966	448,759	173,547
Allocation to preferred stockholders	(19,186)	(19,160)	(46,624)	(48,186)
Preferred securities redemption (Note 10)	76,459	—	(6,434)	—
Allocation to restricted stock unit holders	—	(1,011)	(2,613)	(716)
Net income (loss) attributable to common stockholders	$(117,451)	$109,795	$393,088	$124,645

Earnings (loss) per common share – basic and diluted:
Net income attributable to common stockholders - basic		$3.98	$14.28	$4.54
Net income attributable to common stockholders - diluted		$3.96	$14.22	$4.52
Weighted average common shares outstanding - basic		27,619,484	27,533,845	27,474,920
Weighted average common shares outstanding - diluted		27,708,617	27,635,588	27,563,417
The accompanying notes are an integral part of these Consolidated Financial Statements.

PS Business Parks, Inc.
Consolidated Statements of Equity
(in thousands – except share data)

	Successor
Period from July 20, 2022 through December 31, 2022	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Earnings (Deficit)	Total PS Business Parks, Inc.'s Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at July 20, 2022 - pre-merger	—	$—	—	$—	$—	$—	$—	$—	$—
Total Blackstone purchase and contribution	—	—	—	—	2,847,170	—	2,847,170	—	2,847,170
Redemption of common shares	—	—	(27,631,499)	(276)	(756,431)	(4,279,134)	(5,035,841)	—	(5,035,841)
Application of purchase accounting	30,200	563,026	27,631,499	276	756,431	4,279,134	5,598,867	1,308,704	6,907,571
Distribution of assets	—	—	—	—	—	—	—	(1,295,217)	(1,295,217)
Parent Partners Loans receivable	—	—	—	—	—	(1,285,575)	(1,285,575)	—	(1,285,575)
Balance at July 20, 2022 - post-merger	30,200	563,026	—	—	2,847,170	(1,285,575)	2,124,621	13,487	2,138,108
Issuance of stock, net of costs	125	500	100	—	—	—	500	—	500
Redemption of preferred stock and related contribution	(21,439)	(399,174)	—	—	322,607	76,459	(108)	—	(108)
Blackstone contribution	—	—	—	—	4,358	—	4,358	—	4,358
Noncontrolling interests - contribution	—	—	—	—	—	—	—	289	289
Distributions
Preferred stock	—	—	—	—	—	(19,186)	(19,186)	—	(19,186)
Blackstone	—	—	—	—	—	(112,379)	(112,379)	—	(112,379)
Noncontrolling interest	—	—	—	—	—	—	—	(2,012)	(2,012)
Net income (loss)	—	—	—	—	—	(174,724)	(174,724)	(294)	(175,018)
Balance at December 31, 2022	8,886	$164,352	100	$—	$3,174,135	$(1,515,405)	$1,823,082	$11,470	$1,834,552

	Predecessor
Period from January 1, 2022 through July 19, 2022	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Earnings (Deficit)	Total PS Business Parks, Inc.'s Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	30,200	$755,000	27,589,807	$275	$752,444	$226,737	$1,734,456	$259,615	$1,994,071
Issuance cost	—	—	—	—	176	—	176	—	176
Issuance of common stock in connection with share-based compensation	—	—	41,692	1	2,101	—	2,102	—	2,102
Stock compensation, net	—	—	—	—	3,028	—	3,028	—	3,028
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	—	—	—	—	(1,318)	—	(1,318)	—	(1,318)
Capital contribution from noncontrolling interests—joint venture	—	—	—	—	—	—	—	492	492
Distributions
Preferred stock	—	—	—	—	—	(19,160)	(19,160)	—	(19,160)
Common stock ($7.57 per share)	—	—	—	—	—	(209,079)	(209,079)	—	(209,079)
Noncontrolling interests	—	—	—	—	—	—	—	(55,358)	(55,358)
Net income (loss)	—	—	—	—	—	129,966	129,966	29,224	159,190
Balance at July 19, 2022¹	30,200	$755,000	27,631,499	$276	$756,431	$128,464	$1,640,171	$233,973	$1,874,144
__________________________
¹ This balance was reset as part of purchase accounting. Refer to Note 2 — Summary of Significant Accounting Policies for additional details.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PS Business Parks, Inc.
Consolidated Statements of Equity
(in thousands – except share data)

	Predecessor
Year Ended December 31, 2021	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Earnings (Deficit)	Total PS Business Parks, Inc.'s Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	37,790	$944,750	27,488,547	$274	$738,022	$73,631	$1,756,677	$218,963	$1,975,640
Redemption of preferred stock, net of issuance costs	(7,590)	(189,750)	—	—	6,434	(6,434)	(189,750)		(189,750)
Issuance of common stock in connection with share-based compensation	—	—	101,260	1	5,011	—	5,012	—	5,012
Stock compensation, net	—	—	—	—	7,022	—	7,022	—	7,022
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	—	—	—	—	(3,940)	—	(3,940)	—	(3,940)
Capital contribution from noncontrolling interests—joint venture	—	—	—	—	—	—	—	746	746
Issuance costs	—	—	—	—	(105)	—	(105)	—	(105)
Distributions
Preferred stock	—	—	—	—	—	(46,624)	(46,624)	—	(46,624)
Common stock ($8.80 per share)	—	—	—	—	—	(242,595)	(242,595)	—	(242,595)
Noncontrolling interests	—	—	—	—	—	—	—	(64,364)	(64,364)
Net income (loss)	—	—	—	—	—	448,759	448,759	104,270	553,029
Balance at December 31, 2021	30,200	$755,000	27,589,807	$275	$752,444	$226,737	$1,734,456	$259,615	$1,994,071

	Predecessor
Year Ended December 31, 2020	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Earnings (Deficit)	Total PS Business Parks, Inc.'s Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	37,790	$944,750	27,440,953	$274	$736,986	$63,666	$1,745,676	$216,135	$1,961,811
Issuance of common stock in connection with share-based compensation	—	—	47,594	—	258	—	258	—	258
Stock compensation, net	—	—	—	—	4,994	—	4,994	—	4,994
Cash paid for taxes in lieu of stock upon vesting of restricted stock units	—	—	—	—	(4,216)	—	(4,216)	—	(4,216)
Capital contribution from noncontrolling interests—joint venture	—	—	—	—	—	—	—	493	493
Distributions
Preferred stock	—	—	—	—	—	(48,186)	(48,186)	—	(48,186)
Common stock ($4.20 per share)	—	—	—	—	—	(115,396)	(115,396)	—	(115,396)
Noncontrolling interests	—	—	—	—	—	—	—	(30,823)	(30,823)
Net income (loss)	—	—	—	—	—	173,547	173,547	33,158	206,705
Balance at December 31, 2020	37,790	$944,750	27,488,547	$274	$738,022	$73,631	$1,756,677	$218,963	$1,975,640
The accompanying notes are an integral part of these Consolidated Financial Statements.

PS Business Parks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating activities:
Net income (loss)	$(175,018)	$159,190	$553,029	$206,705
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	225,472	50,557	93,486	96,314
Gain on interest rate derivatives	(76,275)	—	—	—
Straight-line rents and amortization of above and below market leases	(26,178)	(2,276)	(2,800)	(4,713)
Amortization of deferred financing costs	11,042	488	725	548
Incentive compensation expense	—	3,335	8,495	5,648
Gain on sale of real estate, net	—	(157,022)	(359,875)	(27,273)
(Increase) decrease in tenant and other receivables, lease right-of-use assets, net, prepaid expenses and other assets, and due from affiliates	(1,734)	3,020	(971)	1,156
Increase (decrease) in accounts payable, accrued expenses and other liabilities, lease liabilities, and due to affiliates	(7,091)	59,096	10,148	(1,410)
Net cash provided by (used in) operating activities	(49,782)	116,388	302,237	276,975

Investing activities:
Acquisitions of real estate	—	—	(147,702)	(60,019)
Proceeds from sales of investments in real estate	—	236,230	400,955	40,674
Capital expenditures	(36,228)	(57,964)	(83,887)	(52,474)
Net cash provided by (used in) investing activities	(36,228)	178,266	169,366	(71,819)

Financing activities:
Proceeds from debt	3,866,828	20,000	32,000	—
Repayments on debt	(1,535)	(52,000)	—	—
Payment of deferred financing costs	(10,782)	(198)	(2,494)	(335)
Proceeds from issuance of preferred stock	500	—	—	—
Exercise of stock options	—	2,101	5,012	258
Payment of issuance costs	—	176	(105)	—
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	—	(1,318)	(3,940)	(4,216)
Cash paid to restricted stock unit holders	—	(328)	(1,498)	(654)
Contributions from noncontrolling interests	257	492	746	493
Distributions to noncontrolling interests	(1,980)	(55,358)	(64,364)	(30,823)
Distribution to preferred stockholders	(19,186)	(19,160)	(46,624)	(48,186)
Distribution to common stockholders	(112,379)	(209,079)	(242,595)	(115,396)
Redemption of preferred stock	(322,715)	—	(189,750)	—
Blackstone contributions	3,174,135	—	—	—
Redemption of common shares and related costs	(5,141,856)	—	—	—
Parent Partners Loans	(1,285,575)	—	—	—
Derivative premium paid	(32,758)	—	—	—
Derivative premium received	25,300	—	—	—
Net cash provided by (used in) financing activities	138,254	(314,672)	(513,612)	(198,859)

Net increase (decrease) in Cash and cash equivalents and restricted cash	52,244	(20,018)	(42,009)	6,297
Cash and cash equivalents and restricted cash - beginning of period	—	28,162	70,171	63,874
Cash and cash equivalents and restricted cash - end of period	$52,244	$8,144	$28,162	$70,171
____________________________
Refer to Note 14 — Supplemental Cash Flow Disclosures for information on noncash investing and financing activities and other information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

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
On July 20, 2022 (the “Acquisition Date”), pursuant to the terms and subject to the conditions set forth in an Agreement and Plan of Merger, dated as of April 24, 2022 (the “Merger Agreement”), a merger (the “Merger”) was completed between PSB and a direct subsidiary of Sequoia Parent LP, a Delaware limited partnership (“Parent”), with the Company surviving. As a result of the Merger, the Company became a subsidiary of Parent and certain of its affiliates, and PS Business Parks, L.P (the “Partnership”) remained a subsidiary of the Company. The Parent is an affiliate of Blackstone Real Estate Partners IX, L.P., which is an affiliate of Blackstone Inc. (“Blackstone”). The common stock of the Company is wholly owned by the Parent and certain of its affiliates and is not publicly traded. The depositary shares representing the preferred stock of the Company are publicly traded. Refer to Note 2 — Summary of Significant Accounting Policies for additional information on basis of presentation.
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
Description of business
The Company is a real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant industrial, industrial-flex and low-rise suburban office space. As of December 31, 2022 and December 31, 2021, the Company owned 471 buildings and one land parcel in six states with 20,656,858 gross leasable square feet and 666 buildings in six states with 27,716,719 gross leasable square feet, respectively.
References herein to the number of properties, buildings, apartment units or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) including modifications issued under Accounting Standards Updates (“ASUs”). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included.
The Merger was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed in connection with the Merger based on their estimated fair values at the time of the transaction and the purchase price was pushed down to the Company’s Financial Statements. When using the push-down basis of accounting, the acquired Company’s separate Financial Statements reflect the new accounting basis recorded by the acquiring company, and the assets acquired, and liabilities assumed are recorded at fair value through adjustments to additional paid in capital at the acquisition date.
As a result of the business combination, the period ended on or prior to July 19, 2022, for which the Consolidated Statements of Operations, Equity and Cash Flows are presented, is reported as the “Predecessor” period. The period from July 20, 2022 through December 31, 2022, for which the Company’s Consolidated Balance sheet, Statements of Operations, Equity and Cash Flows are presented, is reported as the “Successor” period.
Costs related to the Merger have been expensed as incurred and classified within Merger costs in the Consolidated Statements of Operations, totaling $33,255 and $100,952 for the period from July 20, 2022 through December 31, 2022 and the period from January 1, 2022 through July 19, 2022, respectively. The Company engaged a third-party valuation firm to assist in determination of the fair values of tangible and intangible assets acquired.
Upon acquisition of a rental property that is accounted for as a business combination, the Company allocates the purchase price, of each acquired property based upon the fair value of the individual assets acquired and liabilities assumed, which generally include tangible assets, consisting of land, building, building improvements, tenant improvements, and identified intangible assets and liabilities, generally consisting of above-and below-market leases, in-place leases, and origination costs associated with in-place leases. In estimating the fair value of tangible and intangible assets and liabilities acquired, the Company considers information obtained about the property during its due diligence and marketing and leasing activities, and utilizes appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The values of above-and below-market leases are recorded to Prepaid expenses and other assets and Accounts payable, accrued expenses and other liabilities, respectively, in the Consolidated Balance Sheets and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental revenue over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in Prepaid expenses and other assets in the Consolidated Balance Sheets and are amortized to depreciation and amortization expense over the remaining lease term.
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
The following table is a summary of the fair value of assets acquired less liabilities assumed of the Company recognized in connection with the Merger:

July 20, 2022
Building	$3,336,409
Site improvements	177,159
Land	1,921,093
Tenant improvements	72,886
Development in progress	150,977
In-place lease intangibles	242,551
Above market lease assets	7,888
Below market lease liabilities	(172,109)
Other assets[1]	146,194
Acquired noncontrolling interest at fair value	(13,481)
Acquired preferred shares at fair value	(563,026)
Net assets acquired	$5,306,541

Funded by:
Total Blackstone contribution, net of parent partner loan distributed	$(1,561,595)
Debt issued	(3,744,946)
Total consideration and merger contributions	$(5,306,541)
____________________________
¹ Includes $143,111 of working capital contributed by our Parent.

During the period ended December 31, 2022, the Company finalized the purchase price allocation of the Merger. The finalized purchase price allocation is based on third-party appraisals and additional information about facts and circumstances that existed at the Merger date.
Reclassifications
As a result of the Merger discussed in Note 1 — Description of Business and the election to apply pushdown accounting, the Company also aligned its accounting policies with that of the Parent. Accordingly, certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. As of December 31, 2021, the reclassifications represent changes to aggregation and presentation of financial information and resulted in zero changes to total assets and zero changes to total liabilities. For the years ended December 31, 2021 and December 31, 2020, it resulted in $451 and $12 changes to total revenue, $315 and $524 changes in total expenses, and $3,467 and $512 changes in total other income (expense), respectively. There was no change to net income as historically reported.
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
Acquisition of Real Estate
In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, the Company would account for the transaction or other event as an asset acquisition. The Company’s acquisitions of investment properties are typically accounted for as asset acquisitions, as substantially all of the fair value of the gross assets acquired is typically concentrated in a single identifiable asset or a group of similar identifiable assets. When acquisitions are treated as asset acquisitions, the related transaction costs are capitalized.
Disposition of Real Estate
The Company assesses whether a property is considered held for sale based on the criteria in ASC 360 Property, Plant, and Equipment (“ASC 360”). The Company generally classifies certain properties and related assets and liabilities as held for sale when the sale of an asset has been duly approved by management, a legally enforceable contract has been executed and the buyer’s due diligence period, if any, has expired and a non-refundable deposit has been received. If a property is considered held for sale, a provision for loss is recognized if the fair value of the property less the estimated cost to sell is less than its carrying amount. Depreciation and amortization expense cease once a property is considered held for sale. As of December 31, 2022 and December 31, 2021, zero and 12 properties were classified as held for sale, respectively.

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
Changes in the fair value of our derivative financial instruments are marked to market through earnings each quarter and are reflected in Interest expense in the Consolidated Statements of Operations.
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
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Under the provision of ASC 280, Segment Reporting, we have determined that we have one reportable segment, which includes the acquisition, leasing, and ownership of logistics properties. There is an immaterial amount of non logistics properties that do not meet the quantitative thresholds necessary to require reporting as a separate segment. The Company’s CODM assesses, measures, and reviews the operating financial results at the consolidated level for the entire portfolio. Our CODM is the Chief Executive Officer.

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
The following table presents a summary of financial data of the consolidated VIE included in the Company’s Consolidated Balance Sheets:

			Successor		Predecessor
			December 31, 2022		December 31, 2021
Investment	State	Company % Interest	Total Assets	Total Liabilities	Total Assets	Total Liabilities
Brentford Joint Venture	VA	98.2%	$162,695	$119,139	$76,206	$7,421
Recent Accounting Pronouncements
The Company evaluated recently issued accounting standards or pronouncements and determined such standards or pronouncements are either not relevant to the Company or not expected to have a material effect on the Company’s Consolidated Financial Statements.
Note 3. Investments in Real Estate
The following comprise the Company’s real estate investments:

	Successor	Predecessor
	December 31, 2022	December 31, 2021
Buildings and improvements	$3,592,688	$2,341,257
Land	1,921,093	763,961
Development in progress	181,230	—
Land held for development	—	78,991
Investments in real estate	5,695,011	3,184,209
Accumulated depreciation	(138,216)	(1,178,341)
Investments in real estate, net	$5,556,795	$2,005,868

Depreciation expense of investments in real estate was $141,027, $48,884, $90,176, and $93,265 for the period from July 20, 2022 through December 31, 2022, the period from January 1, 2022 through July 19, 2022, the year ended December 31, 2021, and the year ended December 31, 2020, respectively.
We have a 95.0% interest in a joint venture that owns Highgate at The Mile, a 395-unit multifamily apartment complex located in Tysons, Virginia (“The Mile”). The remaining 5.0% interest in the joint venture is held by the JV Partner. We consolidate the joint venture that owns The Mile and as such, the consolidated real estate assets and activities related to this joint venture are included in the table above. Refer to Note 2 — Summary of Significant Accounting Policies for VIE determination.
Acquisitions
The following table summarizes the Company’s acquisition activity:

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating properties acquired	—	—	8	2
Square feet	—	—	859,000	320,000
Total purchase price	$—	$—	$148,868	$60,095
The purchase price of the above acquisition, including the associated transaction costs, was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, and are summarized below:

	Successor	Predecessor
	2022 Acquisitions	2022 Acquisitions	2021 Acquisitions	2020 Acquisitions
Building	$—	$—	$111,412	$24,868
Site improvements	—	—	8,670	1,075
Land	—	—	22,591	30,261
Tenant improvements	—	—	3,629	1,225
Other	—	—	1,400	2,590
Allocated purchase price	$—	$—	$147,702	$60,019
Transaction costs of $—, $—, $370, and $446 were capitalized and included within the allocated purchase price for the period from July 20, 2022 through December 31, 2022, the period from January 1, 2022 through July 19, 2022, the year ended December 31, 2021, and the year ended December 31, 2020, respectively.

Dispositions
The following table summarizes the Company’s dispositions:

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Number of buildings	168	40	22	3
Number of land parcels	—	1	—	—
Net proceeds[1]	$1,295,217	$236,362	$400,993	$40,711
Gain on sale of real estate, net	$—	$157,022	$359,875	$27,273
____________________________
¹ For the Successor period from July 20, 2022 through December 31, 2022, the Non-Core Portfolio disposition was a non-cash transaction. For additional information, refer to Note 1 — Description of Business and Note 14 — Supplemental Cash Flow Disclosures.
Development
The Company completed the construction and placed into service the following buildings:

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Buildings placed into service	—	—	1	—
Square feet	—	—	83,000	—
Total costs incurred[1]	$—	$—	$8,062	$—
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
The following table is a summary of the assets and liabilities of the Company’s zero and 12 properties classified as held for sale as of December 31, 2022 and December 31, 2021, respectively:

	Successor	Predecessor
	December 31, 2022	December 31, 2021
Assets:
Investments in real estate, net	$—	$33,607
Prepaid expenses and other assets	—	2
Total assets held for sale	$—	$33,609

Note 4. Lease-Related Intangibles
The following is a summary of the Company’s intangible assets and liabilities as of December 31, 2022:

Successor
December 31, 2022
Intangible assets:
Lease-related intangibles, net:
In-place leases, net of accumulated amortization of $70,178	$221,660
Above market lease assets, net of accumulated amortization of $1,177	6,711
Total lease-related intangible assets, net[1]	$228,371

Intangible liabilities:
Below market lease liabilities, net:
Below market lease liabilities, net of accumulated amortization of $21,376	$149,883
Total lease-related intangible liabilities, net[2]	$149,883
________________________
1 Included in Prepaid expenses and other assets in the Consolidated Balance Sheets.
2 Included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the amortization of in-place leases:

Successor
Period from July 20, 2022 through December 31, 2022
In-place leases	$84,405
The following table summarizes the impact on revenue of the acquired above market leases and below market leases:

Successor
Period from July 20, 2022 through December 31, 2022
Above market leases	$(1,177)
Below market leases	$22,226
The following table provides the weighted-average amortization period as of December 31, 2022 for intangible assets and liabilities and the projected amortization expense for the next five years:

	Weighted-average amortization period (years)	2023	2024	2025	2026	2027	Thereafter
In-place leases	2.6	$107,651	$54,204	$27,290	$15,679	$7,212	$9,624
Total to be included in depreciation and amortization expense		$107,651	$54,204	$27,290	$15,679	$7,212	$9,624

Above-market lease assets	3.3	$2,576	$1,739	$1,083	$620	$288	$405
Below-market lease liabilities	4.2	(45,803)	(33,630)	(22,013)	(14,710)	(11,812)	(21,915)
Total to be included in rental revenue		$(43,227)	$(31,891)	$(20,930)	$(14,090)	$(11,524)	$(21,510)

Note 5. Debt
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
In October 2022, the Brentford Joint Venture entered into an agreement to receive proceeds of a $110,000 borrowing obtained under a revolving credit facility established for investment vehicles of Blackstone Real Estate Partners IX L.P., an affiliate, and certain parallel funds thereof, at an interest rate equal to secured overnight financing rate (“SOFR”) plus 2.25%, The loan is collateralized by the real estate assets owned by the Brentford Joint Venture (and is cross-collateralized with other multifamily assets owned by other investment vehicles of Blackstone Real Estate Partners IX L.P. and certain of its parallel funds joined to such facility) and has a maturity date of November 2024, though it may be prepaid earlier. Subsequent to closing, the Brentford Joint Venture distributed the proceeds of the loan to the JV partner on a pro rata basis.
The Company’s debt includes various representations and warranties, as well as a series of financial and other covenants that the Company has to comply with in order to borrow under them. The Company was in compliance with all representations and warranties, as well the covenants under the various debt facilities as of December 31, 2022 and December 31, 2021, as required and applicable.

The following table is a summary of the Company’s debt arrangements:

	Outstanding Balance at		Interest Rate at December 31, 2022¹	Maturity Date at December 31, 2022²
	Successor	Predecessor
	December 31, 2022	December 31, 2021
Debt, variable
Floating rate mortgages[3]	$3,904,395	$—	6.57% -8.33%	August 2024 - November 2024
Unsecured revolving line of credit[4]	—	32,000	N/A	N/A
Unamortized debt issuance costs, net	(8,438)	—
Unamortized discounts, net	(30,404)	—
Total debt, net / Weighted average interest rate[5]	$3,865,553	$32,000	7.59%
____________________________
1 All rates presented reflect a blended SOFR for a 30 day period as stipulated by our debt agreements.
2 At the Company’s option, the maturity for certain debt may be extended by one or multiple years, subject to certain restrictions.
3 Interest rate based on one-month SOFR plus an applicable margin ranging from 2.25% to 3.99% based on amended agreements post closing. The Company uses derivative financial instruments to limit the exposure to changes in interest rates on variable rate debt as further discussed in
Note 6 — Derivative Financial Instruments.
4 As of December 31, 2021 the aggregate borrowing capacity on the line of credit was $400,000, and bore interest at a rate equal to London Inter-bank offered rate plus 0.70%. The line of credit was terminated upon the completion of the Merger.
5 The weighted average interest rate calculation does not include the amortization of debt issuance costs or debt discounts incurred in obtaining debt.

Scheduled principal payments due on our debt for 2023 and for each year through the period ended December 31, 2027, and thereafter were as follows at December 31, 2022:

Years ending December 31:	Principal¹
2023	$—
2024	3,904,395
2025	—
2026	—
2027	—
Thereafter	—
Total debt	$3,904,395
____________________________
1 Debt payment reflects repayment dates, when applicable, pursuant to related loan agreement. These dates do not reflect the extension of periods that are at the Company’s election, subject to certain conditions.

Note 6. Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk on its floating rate debt.
In connection with the mortgages obtained on the date of the Merger, as further described in Note 5 — Debt, the Company entered into interest rate derivative contracts to limit its exposure of interest rate risk. The following is a summary of the Company’s derivative financial instruments:

		Successor
	Number of Instruments	Balance at December 31, 2022		Notional Amounts
		Asset[1]	Liability[2]		Strike	Maturity Date
Undesignated derivatives:
Interest rate caps - purchased	2	$54,121	$—	$3,592,215	3.85%	August 2024
Interest rate cap - sold	1	—	54,121	$3,592,215	3.85%	August 2024
Interest rate swap - purchased	1	83,607	—	$3,592,215	3.10%	August 2024
Total fair value of derivatives		$137,728	$54,121
____________________________
1 Included in Prepaid expenses and other assets in the Consolidated Balance Sheets.
2 Included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.
During the period from July 20, 2022 through December 31, 2022, the Company recognized a net gain on interest rate derivatives of $76,275. Gains and losses on interest rate derivatives are recorded in the line item Interest expense in the Consolidated Statements of Operations.
There were no derivative instruments as of December 31, 2021 or for the period from January 1, 2022 through July 19, 2022.
Note 7. Fair Value Measurements
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

Fair Value Measurements of Financial Instruments
The following table displays the carrying values and fair values of the Company’s financial instruments:

		Successor		Predecessor
		December 31, 2022		December 31, 2021
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Interest rate derivative assets[1,2]	Level 2	$137,728	$137,728	$—	$—
Financial liabilities:
Interest rate derivative liability[2,3]	Level 2	$54,121	$54,121	$—	$—
Debt, net[4]	Level 3	$3,865,553	$3,876,294	$32,000	$32,000
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
4 The carrying values of the debt are shown net of deferred financing costs of $38,842 and $— as of December 31, 2022 and December 31, 2021, respectively. The Company estimates the fair value of its debt, net by discounting the future cash flows using rates and borrowing spreads currently available to the Company.
Fair Value Measurements on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis generally consist of real estate acquired, investments in unconsolidated joint ventures, and assets the Company expects to sell that were subject to impairment charges in connection with the Company’s change of intent to sell the investments and through its recoverability analysis. Refer to Note 2 — Summary of Significant Accounting Policies for more information regarding the fair value measurement of the assets acquired and liabilities assumed in connection with the Merger. The Company estimates fair value based on expected sales prices in the market (Level 2) or by applying the income approach methodology using a discounted cash flow analysis (Level 3). During the periods presented, the Company did not record any impairment losses.
Note 8. Lease Agreements
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s real estate properties. Leases generally include both a fixed base rent and variable component. The variable component of the leases primarily consists of the reimbursement of operating expenses such as real estate taxes, insurance, management fees, and common area maintenance costs. Leases are generally shorter term and may contain extension and termination options at the lessee’s election.
The following table details the components of operating lease income from leases in which the Company is the lessor:

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Fixed lease payments	$133,435	$184,011	$331,179	$316,808
Variable lease payments	40,790	62,164	107,975	98,827
Rental revenue	$174,225	$246,175	$439,154	$415,635

The following table presents the future minimum rents the Company expects to receive for their properties for each year through the period ended December 31, 2027, and thereafter:

2023	$204,806
2024	154,568
2025	103,645
2026	69,247
2027	38,567
Thereafter	50,578
Total	$621,411
No significant tenant concentrations existed at December 31, 2022.
Note 9. Related Party Transactions
Master Services Agreement
On July 20, 2022, the Company entered into a Master Services Agreement with Link Logistics Real Estate Holdco LLC (together with its subsidiaries, “Link”), a portfolio company owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services (including, without limitation, accounting, legal, tax, treasury, valuation services, information technology and data management), loan management, management services, operational services, property management services, and transaction support services to the Company. During the period from July 20, 2022 through December 31, 2022, total fees of $5,446, were recognized in the line item General and administrative in the Consolidated Statements of Operations. During the period from July 20, 2022 through December 31, 2022, total fees of $4,132 were recognized in the line item Property operating expenses in the Consolidated Statements of Operations. As of December 31, 2022, the Company had $4,267 due to Link recorded in the line item Due to affiliates in the Consolidated Balance Sheets and $666 due from Link recorded in the line item Due from affiliates in the Consolidated Balance Sheets. The current term of the Master Services Agreement extends to December 31, 2023, and may be renewed for additional one-year terms thereafter; provided, however, that the Master Services Agreement may be terminated at any time upon prior written notice by either Link or the Company.
During the period from July 20, 2022 through December 31, 2022, the Company incurred expenses in connection with the Merger totaling $15,788, for services rendered by Link. Such expenses are recorded in the line item Merger costs in the Consolidated Statements of Operations.
Parent Partners Loans
In connection with the closing of the Merger, in lieu of distributing all of the proceeds from the Mortgage Loans to fund the consideration for the Merger, certain amounts were loaned to the Parent Partners (the “Parent Partners Loans”). The Parent Partners Loans are evidenced by promissory notes, bear interest at 4.16% per annum and mature in July 2027. The aggregate principal amount of the Parent Partners Loans is $1,285,575, and is recorded within Accumulated earnings (deficit) on the Consolidated Balance Sheets. The amount of interest due to the Company as of December 31, 2022 related to the Parent Partner Loans is $1,275.

Other
Gryphon Mutual Insurance Company (“GMUC”), an affiliate of the Company, is a captive insurance company that began providing insurance coverage to the Company in July 2022. During the period from July 20, 2022 through December 31, 2022, the Company incurred $2,314 for insurance premiums recognized in Property operating expenses in the Consolidated Statements of Operations. The fees paid are in place of insurance premiums and fees that would otherwise be paid to third party insurance companies, and are equivalent or less than the rate third-party insurance companies would charge for such services. There were $— amounts payable to GMUC as of December 31, 2022.
Simply Storage Management, LLC (“Simply Storage”), an affiliate of the Company, is a management company that began providing management services to the Company in October 2022. During the period from July 20, 2022 through December 31, 2022, the Company incurred $19 for management fees recognized in the line item Property operating expenses in the Consolidated Statements of Operations.
In October 2022, the Brentford Joint Venture entered into an agreement with Blackstone Real Estate Partners IX, L.P, an affiliate, to borrow $110,000. Refer to Note 5 — Debt for additional details.
Note 10. Stockholders' Equity
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
As of December 31, 2022 and December 31, 2021, the Company had the following series of preferred stock outstanding:

				Predecessor	Successor
Series	Issuance Date	Earliest Potential Redemption Date	Dividend Rate	Shares outstanding as of December 31, 2021	Activity	Shares Outstanding as of December 31, 2022
Series X1	September 2017	September 2022	5.250%	9,200	(5,953)	3,247
Series Y1	December 2017	December 2022	5.200%	8,000	(5,757)	2,243
Series Z1	November 2019	November 2024	4.875%	13,000	(9,729)	3,271
Series A2	July 2022	N/A2	12.000%	—	125	125
Total				30,200	(21,314)	8,886
____________________________
1 Refer to Note 15 — Subsequent Events.
2 The Company, at its option, may redeem shares of the Series A Preferred Stock, by resolutions of the Board, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $4,000 per share plus an amount equal to all accrued and unpaid dividends thereon to and including the date fixed for redemption. The redemption is within the Company’s control, and thus the preferred equity arrangements are classified as permanent equity in the Consolidated Financial Statements. The preferred stock was issued in 2022 and therefore the balance as of December 31, 2021 was $—.
On November 22, 2022, the Company commenced offers (the “Offers”) to purchase for cash any and all outstanding Series X Preferred Shares, at $15.29 per share, Series Y Preferred Shares, at $15.33 per share, and Series Z Preferred Shares, at $14.34 per share. The Company accepted for purchase 5,953,898 Series X Preferred Shares, 5,756,691 Series Y Preferred Shares and 9,728,688 Series Z Preferred Shares (the shares repurchased being Depository shares each representing 1/1000 of a Share of the respective Preferred Share counts included in the above table detailing preferred stock activity). The offers were completed on December 23, 2022 and the Preferred Shares purchased were cancelled by the Company. As a result of the Preferred Shares repurchase, we recorded a gain of $76,459, recorded in the line item Preferred securities redemption in the Consolidated Statements of Operations, representing the Preferred Shares carrying value of $399,174 less the Preferred Shares offer price of $318,795 and transaction costs of $3,920.
On November 2, 2022, the board of directors of the Company (the “Board of Directors”) authorized a quarterly dividend on each series of the Company’s preferred stock underlying the Preferred Shares payable on December 31, 2022 (the “December Dividend”) to holders of record of such underlying preferred stock at the close of business on December 15, 2022 for distribution to the holders of the Preferred Shares. All holders of the Preferred Shares at the close of business on the December 15, 2022 record date received the December Dividend for the applicable series of Preferred Shares regardless of whether they participated in the Offers since the December 15, 2022 record date occurred prior to the consummation of the Offers.
As market conditions warrant, we and our majority equity holders, Blackstone and its affiliates, may from time to time seek to repurchase the remaining outstanding Preferred Shares in open market or privately negotiated purchases, by tender offer or otherwise or to redeem our preferred stock pursuant to the terms of their respective governing documents. The size of such repurchases may be material and may impact the liquidity and trading price of such preferred stock.
The Company paid $19,186, $19,160, $46,624, and $48,186 in distributions to its preferred stockholders for the period from July 20, 2022 through December 31, 2022, the period from January 1, 2022 through July 19, 2022, the year ended December 31, 2021, and the year ended December 31, 2020, respectively.
The holders of the Company’s preferred stock have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions. Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the Company’s preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At December 31, 2022, there were no dividends in arrears.
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
Common stock and units
The following table summarizes the Company’s distributions to common stockholders and common unit holders:

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Distributions to common stockholders	$112,379	$209,079	$242,595	$115,396
Distributions to common unit holders	$—	$55,358	$64,364	$30,823
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

The following table summarizes the Company’s distribution taxability to preferred stockholders and common stockholders (unaudited):

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Common
Portion of distributions classified as ordinary income	28.1%	33.2%	35.0%	100.0%
Portion of distributions classified as long-term capital gain income	—%	55.4%	65.0%	—%
Portion of distributions classified as nondividend distributions	71.9%	11.4%	—%	—%
Preferred - Series X, Y, Z
Portion of distributions classified as ordinary income	47.8%	47.8%	35.0%	100.0%
Portion of distributions classified as long-term capital gain income	52.2%	52.2%	65.0%	—%
Preferred - Series A
Portion of distributions classified as ordinary income	100.0%	—%	—%	—%
Note 11. Incentive Compensation
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
In connection with the appointment of our President and Chief Executive Officer (“CEO”) effective April 5, 2021, the Company granted a one-time RSU sign-on award with a grant date fair value of $3,695 and a retention RSU award with a grant date fair value of $2,889. These RSUs were set to vest ratably over five years.
Prior to the Merger, effective September 1, 2020, Maria Hawthorne retired from her role as President and CEO and continued to serve as a director of the Company until July 2022. Due to Ms. Hawthorne’s continued service as a director of the Company, her unvested stock options and restricted stock units continued to vest on their original vesting schedule in accordance with the Company’s 2012 Equity and Performance-Based Incentive Compensation Plan and related award agreements. For financial reporting purposes, the end of the service periods for these stock option and restricted stock unit grants have changed from the various respective vesting dates to September 1, 2020, the date of her retirement as President and CEO. Accordingly, all remaining stock compensation expense for Ms. Hawthorne, which totaled $1,738, was amortized, and included in general and administrative expense during the year ended December 31, 2020.

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
Stock options expire 10.0 years after the grant date and the exercise price is equal to the closing trading price of our common stock on the grant date. Stock option holders cannot require the Company to settle their award in cash. We use the Black-Scholes option valuation model to estimate the fair value of our stock options on the date of grant.

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Stock option expense for the year	$—	$229	$712	$412
Aggregate exercise date intrinsic value of options exercised during the year	$—	$2,311	$4,559	$305
Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	0	0	5	5
Risk-free interest rate	—%	—%	0.8%	0.4%
Expected volatility, based upon historical volatility	—%	—%	15.4%	22.3%
Expected dividend yield	—%	—%	2.6%	3.3%
Average estimated value of options granted during the year	$—	$—	$14.40	$15.27
We declared a one-time special cash dividend of $4.60 per share (the “Special Cash Dividend”) along with the fourth quarter regular dividend of $1.05 per share for the three months ended December 31, 2021. The Special Cash Dividend was declared to distribute a portion of the excess income attributable to gains on sales from asset dispositions during the year ended December 31, 2021.
As of December 31, 2022, there was zero unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 0.0 years. Included in 2021 compensation expense related to stock options was $102 of expense resulting from modifications made to outstanding stock options because of the Special Cash Dividend paid during the year ended December 31, 2021.
In connection with the Special Cash Dividend, the number of options and exercise prices of all outstanding options were adjusted pursuant to the anti-dilution provisions of the applicable plans so that the option holders would be neither advantaged nor disadvantaged because of the Special Cash Dividend.
Cash received from 27,403 options exercised during the period from January 1, 2022 through July 19, 2022 was $2,101. Cash received from 55,546 stock options exercised during the year ended December 31, 2021 was $5,012. Cash received from 4,136 stock options exercised during the year ended December 31, 2020 was $258.

Information with respect to stock options during 2022, 2021, and 2020 is as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019 - Predecessor	157,830	$104.92
Granted	18,000	$127.22
Exercised	(4,136)	$(62.69)
Forfeited	—	$—
Outstanding at December 31, 2020 - Predecessor	171,694	$108.29
Granted	38,000	$162.63
Exercised	(55,546)	$90.24
Forfeited	—	$—
Special cash dividend adjustment[1]	5,422	$124.13
Outstanding at December 31, 2021 - Predecessor	159,570	$123.87
Granted	—	$—
Exercised	(27,403)	$76.76
Forfeited	(132,167)	$133.64
Outstanding at July 19, 2022 - Predecessor	—	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2022 - Successor	—	$—	0.00	$—
Exercisable at December 31, 2022 - Successor	—	$—	0.00	$—
____________________________
1 In accordance with the applicable equity award plan documents, the number and exercise price of outstanding options have been adjusted because of the Special Cash Dividend so that the option holder maintains their economic position with respect to the stockholders.
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

In connection with the Annual Equity Incentive Program for the 2021 performance year, targets for 2021 were achieved at the threshold total return level. As such, subsequent to December 31, 2021, 25,140 restricted stock units were awarded with a March 1, 2021 grant date fair value of $3,617.
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
In addition, each Company RSU Award and vested Company Deferred Stock Unit Award (as of July 19, 2022) was additionally entitled, pursuant to the terms of each award, to a dividend equivalent payment in respect of the Pro Rata Dividend. Each holder of a Company RSU Award, Company Deferred Stock Unit Award and/or Company Option received an aggregate payment with respect to such award inclusive of the aggregate Closing Cash Dividend that such holder would have received had such Company RSU Award or Company Deferred Stock Unit Award been settled in Company Common Stock or Company Option been exercised, in each case, immediately prior to the close of business on July 19, 2022.
Information with respect to RSUs during 2022, 2021, and 2020 is as follows:

Restricted Stock Units	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019 - Predecessor	150,848	$15,425
Granted	46,036	5,562
Vested	(73,256)	(6,991)
Forfeited	(2,120)	(290)
Nonvested at December 31, 2020 - Predecessor	121,508	13,706
Granted	76,266	11,948
Vested	(61,243)	(6,255)
Forfeited	(17,940)	(2,107)
Nonvested at December 31, 2021 - Predecessor	118,591	17,292
Granted	38,151	5,807
Vested	(22,209)	(3,003)
Forfeited	(134,533)	(20,096)
Nonvested at July 19, 2022 - Predecessor	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2022 - Successor	—	$—
Of the 38,151 RSUs the Company granted during the period from January 1, 2022 through July 19, 2022, 2,874 were granted to our former Chief Financial Officer, 1,877 were granted to our former Chief Accounting Officer and 23,263 RSUs in aggregate to our former Divisional Vice Presidents.
As of December 31, 2022, there was zero unamortized compensation expense related to RSUs expected to be recognized over a weighted average period of zero years.

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Restricted stock unit expense	$—	$3,106	$6,685	$4,475
Shares of common stock issued upon vesting	—	12,528	35,714	43,458
Fair value of vested common stock on vesting date	$—	$3,704	$9,474	$10,350
Cash paid for taxes in lieu of shares of common stock withheld upon vesting of RSUs	$—	$1,318	$3,940	$4,216
For the predecessor period, under the Retirement Plan for Non-Employee Directors (the “Director Retirement Plan”), the Company granted 1,000 shares of common stock for each year served as a director up to a maximum of 10,000 shares issued upon retirement.
For the predecessor period from July 20, 2022 through December 31, 2022, period from July 1, 2022 through July 19, 2022, the year ended December 31, 2021, and the year ended December 31, 2020, we recorded $—, $583, $1,098, and $761, respectively, in compensation expense related to the Director Retirement Plan shares.
In April 2021, we issued 10,000 shares of common stock to a director upon retirement with an aggregate fair value of $1,635. Compensation expense for these shares was previously recognized. No director retirement shares were issued during the period from July 20, 2022 through December 31, 2022, the period from January 1, 2022 through July 19, 2022, and the year ended December 31, 2020.
Note 12. Earnings per Share
The Company presents both basic and diluted earnings per share (“EPS”). Basic earnings per share is based on the weighted average number of shares of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.
The computation of our basic and diluted earnings per share and unit were as follows:

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net earnings (loss) attributable to common shareholders – basic	$(175,018)	$159,190	$553,029	$206,705
Adjusted net earnings (loss) attributable to common shareholders – diluted	$(117,451)	$109,795	$393,088	$124,645

Weighted average common shares outstanding – basic		27,619,484	27,533,845	27,474,920
Incremental weighted average effect of equity awards		89,133	101,743	88,497
Weighted average common shares outstanding – diluted		27,708,617	27,635,588	27,563,417

Net earnings per share attributable to common shareholders:
Basic		$3.98	$14.28	$4.54
Diluted		$3.96	$14.22	$4.52
Note 13. Commitments and Contingencies
Funding Commitments — In conjunction with the terms of the leases with certain of our tenants, the Company has commitments for tenant improvements and leasing commissions of $3,106 on our real estate properties owned at December 31, 2022.

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
Note 14. Supplemental Cash Flow Disclosures
The following table represents supplemental cash flow disclosures:

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Reconciliation to the Consolidated Balance Sheets
Cash and cash equivalents	$51,608	$7,056	$27,074	$69,083
Restricted cash	636	1,088	1,088	1,088
Total cash and cash equivalents and restricted cash	$52,244	$8,144	$28,162	$70,171

Supplemental disclosures of cash flow information:
Interest paid	$95,078	$58	$—	$—
Interest capitalized	$1,893	$—	$—	$—
Income taxes paid	$28	$—	$—	$—
Cash paid for operating lease liabilities	$50	$—	$—	$—

Supplemental disclosures of non-cash activities:
Accrued but not yet paid development and capital expenditures	$(3,194)	$(3,160)	$(5,746)	$(1,698)
Redemption of preferred shares	$76,459	$—	$(6,434)	$—
Pushdown accounting opening balance sheet	$5,306,541	$—	$—	$—
Distribution of Non-Core Portfolio	$1,295,217	$—	$—	$—
In connection with the Merger, the Company applied pushdown accounting and the non-cash activity represents the fair value of assets acquired less liabilities assumed to reflect the acquisition in accordance with ASC 805. Refer to Note 2 — Summary of Significant Accounting Policies for additional details.

Note 15. Subsequent Events
Management has evaluated events occurring subsequent to December 31, 2022. On January 3, 2023, the Company filed a Form 25 with the Commission to delist the Preferred Shares. On January 13, 2023, the Preferred Shares ceased trading on the New York Stock Exchange and the Company filed a certification and notification of termination of registration under Section 12(g) of the Exchange Act, on Form 15 with the Commission. The filing of the Form 15 immediately suspended the Company’s filing obligations under Section 12(g) of the Exchange Act. No additional material subsequent events have occurred since December 31, 2022 that require recognition or disclosure in the Company’s Consolidated Financial Statements.

PS Business Parks, Inc.
Schedule III — Real Estate and Accumulated Depreciation
As of December 31, 2022
(in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition, net of Write-offs	Gross Carrying Amount at December 31, 2022
Property Address	Building Count	Location (City, State)	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired/ Date of Construction
Operating Properties
12112 Technology Blvd	1	Austin, TX	(d)	$2,319	$5,702	$—	$2,319	$5,702	$8,021	$(306)	2022
12212 Technology Blvd	1	Austin, TX	(d)	2,919	7,232	—	2,919	7,232	10,151	(387)	2022
1807 Braker Ln	1	Austin, TX	(d)	4,069	11,906	369	4,069	12,275	16,344	(501)	2022
11209 Metric Blvd	1	Austin, TX	(d)	18,018	8,540	2	18,018	8,542	26,560	(383)	2022
12301 Technology Blvd	1	Austin, TX	(d)	1,256	5,395	—	1,256	5,395	6,651	(203)	2022
12303 Technology Blvd	1	Austin, TX	(d)	4,032	13,758	(16)	4,032	13,742	17,774	(689)	2022
5555 N Lamar Blvd	7	Austin, TX	(d)	27,765	13,709	65	27,765	13,774	41,539	(959)	2022
4210 S. Industrial Dr	1	Austin, TX	(d)	2,590	6,900	50	2,590	6,950	9,540	(331)	2022
9120 Burnet Rd	1	Austin, TX	(d)	2,920	3,304	—	2,920	3,304	6,224	(94)	2022
9233 Waterford Centre Blvd	1	Austin, TX	(d)	1,683	2,548	4	1,683	2,552	4,235	(77)	2022
9229 Waterford Centre Blvd	1	Austin, TX	(d)	2,477	11,045	1	2,477	11,046	13,523	(332)	2022
12100 Technology Blvd	1	Austin, TX	(d)	1,958	4,352	—	1,958	4,352	6,310	(187)	2022
5555 N Lamar Blvd - Bldg. B	2	Austin, TX	(d)	13,647	7,457	3	13,647	7,460	21,107	(403)	2022
3800 Drossett	1	Austin, TX	(d)	3,178	12,032	(3)	3,178	12,029	15,207	(469)	2022
3900 Drossett	1	Austin, TX	(d)	1,405	7,366	—	1,405	7,366	8,771	(298)	2022
12201 Technology Blvd	1	Austin, TX	(d)	3,409	12,114	—	3,409	12,114	15,523	(634)	2022
2500 McHale Ct	1	Austin, TX	(d)	25,949	4,148	23	25,949	4,171	30,120	(136)	2022
12317 Technology Blvd	1	Austin, TX	(d)	10,164	46,725	(28)	10,164	46,697	56,861	(2,118)	2022
2600 McHale Ct	1	Austin, TX	(d)	13,380	5,138	13	13,380	5,151	18,531	(235)	2022
2601 McHale Ct	1	Austin, TX	(d)	15,547	1,777	(102)	15,547	1,675	17,222	(97)	2022
10505 Boyer Blvd	1	Austin, TX	(d)	2,014	7,714	6	2,014	7,720	9,734	(291)	2022
2020 Rutland Dr	1	Austin, TX	(d)	938	14,090	25	938	14,115	15,053	(550)	2022
2013 Centimeter Circle	1	Austin, TX	(d)	1,840	9,938	1	1,840	9,939	11,779	(389)	2022
2112 Rutland Dr	1	Austin, TX	(d)	2,143	14,053	21	2,143	14,074	16,217	(558)	2022
2105 Denton Dr	1	Austin, TX	(d)	1,068	5,019	—	1,068	5,019	6,087	(236)	2022
2111 Braker Ln	1	Austin, TX	(d)	2,835	11,744	74	2,835	11,818	14,653	(551)	2022
11110 Metric Blvd	1	Austin, TX	(d)	1,849	6,972	48	1,849	7,020	8,869	(331)	2022
2157-2191 Woodward St	1	Austin, TX	(d)	2,353	10,776	10	2,353	10,786	13,139	(322)	2022
4175 Freidrich Ln	1	Austin, TX	(d)	2,205	11,028	7	2,205	11,035	13,240	(332)	2022
4115 Freidrich Ln	1	Austin, TX	(d)	1,811	5,585	136	1,811	5,721	7,532	(178)	2022
4150 Freidrich Ln	1	Austin, TX	(d)	2,515	10,771	7	2,515	10,778	13,293	(304)	2022

PS Business Parks, Inc.
Schedule III — Real Estate and Accumulated Depreciation
As of December 31, 2022
(in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition, net of Write-offs	Gross Carrying Amount at December 31, 2022
Property Address	Building Count	Location (City, State)	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired/ Date of Construction
4020 S. Industrial Dr	1	Austin, TX	(d)	2,487	8,700	21	2,487	8,721	11,208	(226)	2022
6500 Virginia Manor Rd	5	Beltsville, MD	(d)	11,318	28,880	76	11,318	28,956	40,274	(912)	2022
10018 Spanish Isles Boulevard	4	Boca Raton, FL	(d)	5,143	30,460	45	5,143	30,505	35,648	(1,041)	2022
10018 Spanish Isles Boulevard	1	Boca Raton, FL	(d)	4,212	1,148	1	4,212	1,149	5,361	(45)	2022
6700 8th St	8	Buena Park, CA	(d)	43,216	74,204	111	43,216	74,315	117,531	(3,393)	2022
1313 Valwood Pkwy	2	Carrollton, TX	(d)	2,858	8,211	137	2,858	8,348	11,206	(427)	2022
1420 Valwood Pkwy Bldg. 1	2	Carrollton, TX	(d)	1,091	3,242	40	1,091	3,282	4,373	(156)	2022
1840 Hutton Dr	1	Carrollton, TX	(d)	966	2,963	79	966	3,042	4,008	(145)	2022
2081 Hutton Dr Bldg. 1	3	Carrollton, TX	(d)	1,471	3,584	(20)	1,471	3,564	5,035	(208)	2022
1505 Luna Rd Bldg. 1	1	Carrollton, TX	(d)	902	2,229	1	902	2,230	3,132	(139)	2022
1505 Luna Rd Bldg. 2	1	Carrollton, TX	(d)	435	891	—	435	891	1,326	(25)	2022
1420 Valwood Pkwy Bldg. 2	1	Carrollton, TX	(d)	1,375	6,311	11	1,375	6,322	7,697	(192)	2022
20620 S. Leapwood Ave	5	Carson, CA	(d)	13,224	8,040	23	13,224	8,063	21,287	(410)	2022
14020 Bolsa Ln	11	Cerritos, CA	(d)	51,629	63,569	512	51,629	64,081	115,710	(2,925)	2022
125 Mason Circle	10	Concord, CA	(d)	28,615	22,986	578	28,615	23,564	52,179	(1,158)	2022
1880 Crown Dr	5	Dallas, TX	(d)	2,187	8,966	5	2,187	8,971	11,158	(450)	2022
2270 Springlake Rd	2	Dallas, TX	(d)	1,111	6,521	43	1,111	6,564	7,675	(291)	2022
1315-1401 Royal Ln	2	Dallas, TX	(d)	—	8,366	133	—	8,499	8,499	(540)	2022
1025 Royal Ln	1	Dallas, TX	(d)	—	2,908	9	—	2,917	2,917	(96)	2022
14934 Webb Chapel Rd	7	Dallas, TX	(d)	2,875	15,112	42	2,875	15,154	18,029	(517)	2022
12801 North Stemmons Fwy - Bldg 7	6	Dallas, TX	(d)	2,857	17,968	14	2,857	17,982	20,839	(606)	2022
2901-2949 Bayview Dr	2	Fremont, CA	(d)	16,058	21,724	57	16,058	21,781	37,839	(644)	2022
41444-41458 Christy St	4	Fremont, CA	(d)	42,988	45,375	58	42,988	45,433	88,421	(1,575)	2022
45101-45169 Industrial Dr	1	Fremont, CA	(d)	25,304	42,795	—	25,304	42,795	68,099	(960)	2022
1720 Northwest Hwy - 1720	3	Garland, TX	(d)	694	1,795	(13)	694	1,782	2,476	(99)	2022
755 Port America Place	2	Grapevine, TX	(d)	2,600	18,279	25	2,600	18,304	20,904	(384)	2022
755 Port America Place	2	Grapevine, TX	(d)	1,525	14,699	36	1,525	14,735	16,260	(354)	2022
755 Port America Place	3	Grapevine, TX	(d)	3,253	29,570	78	3,253	29,648	32,901	(763)	2022
755 Port America Place	2	Grapevine, TX	(d)	2,083	13,063	4	2,083	13,067	15,150	(325)	2022
755 Port America Place	2	Grapevine, TX	(d)	1,276	11,479	66	1,276	11,545	12,821	(293)	2022
755 Port America Place	2	Grapevine, TX	(d)	1,825	10,421	(3)	1,825	10,418	12,243	(268)	2022
755 Port America Place	2	Grapevine, TX	(d)	2,117	10,072	2	2,117	10,074	12,191	(256)	2022
3832 Bay Center Pl	4	Hayward, CA	(d)	18,992	17,321	27	18,992	17,348	36,340	(680)	2022

PS Business Parks, Inc.
Schedule III — Real Estate and Accumulated Depreciation
As of December 31, 2022
(in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition, net of Write-offs	Gross Carrying Amount at December 31, 2022
Property Address	Building Count	Location (City, State)	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired/ Date of Construction
25531-25565 Whitesell St	2	Hayward, CA	(d)	16,097	16,585	152	16,097	16,737	32,834	(625)	2022
3875 Bay Center Pl	1	Hayward, CA	(d)	7,520	13,326	—	7,520	13,326	20,846	(601)	2022
21001-21005 Cabot Blvd	1	Hayward, CA	(d)	21,821	45,129	1	21,821	45,130	66,951	(2,036)	2022
26235-26269 Research Rd	1	Hayward, CA	(d)	10,584	12,856	37	10,584	12,893	23,477	(402)	2022
1495-1497 Zephyr Ave	8	Hayward, CA	(d)	65,373	132,823	138	65,373	132,961	198,334	(6,016)	2022
30750 Wiegman Rd	1	Hayward, CA	(d)	47,193	78,858	—	47,193	78,858	126,051	(2,304)	2022
2283/2289 Industrial Pkwy West	13	Hayward, CA	(d)	43,725	72,507	16	43,725	72,523	116,248	(3,347)	2022
26250-26260 Eden Landing Rd	5	Hayward, CA	(d)	19,213	17,395	145	19,213	17,540	36,753	(831)	2022
25005-25013 Viking St	16	Hayward, CA	(d)	35,477	30,633	497	35,477	31,130	66,607	(1,083)	2022
1236-1288 San Luis Obispo Ave	3	Hayward, CA	(d)	22,152	15,296	15	22,152	15,311	37,463	(620)	2022
8480 Esters	1	Irving, TX	(d)	1,073	13,402	—	1,073	13,402	14,475	(214)	2022
8300 Esters Blvd	4	Irving, TX	(d)	6,575	24,172	(14)	6,575	24,158	30,733	(752)	2022
7815 S. 208th St	4	Kent, WA	(d)	16,876	100,083	71	16,876	100,154	117,030	(4,577)	2022
20651 84th Ave South	4	Kent, WA	(d)	20,415	99,115	129	20,415	99,244	119,659	(4,504)	2022
22600-A Lambert St	16	Lake Forest, CA	(d)	43,056	50,895	180	43,056	51,075	94,131	(2,470)	2022
7915 Jones Branch Drive	1	McLean, VA	(d)	19,802	111,652	(115)	19,802	111,537	131,339	(1,266)	2022
15330 LBL Fwy	4	Mesquite, TX	(d)	1,873	2,417	192	1,873	2,609	4,482	(134)	2022
1400-1422 1444-1466 NW 82nd Ave	2	Miami, FL	(d)	11,718	47,663	25	11,718	47,688	59,406	(2,291)	2022
2273-2999 NW 82nd Ave	3	Miami, FL	(d)	17,887	65,352	(21)	17,887	65,331	83,218	(2,081)	2022
8181 NW 14th St	1	Miami, FL	(d)	1,215	1,007	23	1,215	1,030	2,245	(37)	2022
8000 NW 25th St	1	Miami, FL	(d)	6,058	9,294	(58)	6,058	9,236	15,294	(300)	2022
1300-1314 NW 78th Ave	4	Miami, FL	(d)	14,191	60,616	(35)	14,191	60,581	74,772	(2,854)	2022
7950-7966 NW 14th St	4	Miami, FL	(d)	15,947	51,199	(57)	15,947	51,142	67,089	(2,402)	2022
1552-1598 NW 82nd Ave	4	Miami, FL	(d)	15,027	59,340	100	15,027	59,440	74,467	(2,847)	2022
1501-1573 NW 82nd Ave	2	Miami, FL	(d)	19,966	50,223	52	19,966	50,275	70,241	(2,448)	2022
1700-1744 NW 82nd Ave	3	Miami, FL	(d)	13,794	60,906	24	13,794	60,930	74,724	(2,913)	2022
8236-8320 NW 14th St	2	Miami, FL	(d)	10,058	48,031	(8)	10,058	48,023	58,081	(1,711)	2022
1900-1998 NW 82nd Ave	2	Miami, FL	(d)	12,899	46,100	298	12,899	46,398	59,297	(1,464)	2022
2001-2063 NW 79th Ave	3	Miami, FL	(d)	23,229	82,949	122	23,229	83,071	106,300	(2,694)	2022
1901-1927 NW 79th Ave	1	Miami, FL	(d)	4,891	20,513	10	4,891	20,523	25,414	(371)	2022
1751-1789 NW 79th Ave	1	Miami, FL	(d)	7,164	27,679	25	7,164	27,704	34,868	(1,284)	2022
1410 NW 79th Ave	3	Miami, FL	(d)	6,919	22,739	5	6,919	22,744	29,663	(1,099)	2022
1501-1579 NW 79th Ave	3	Miami, FL	(d)	15,257	58,046	67	15,257	58,113	73,370	(2,778)	2022

PS Business Parks, Inc.
Schedule III — Real Estate and Accumulated Depreciation
As of December 31, 2022
(in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition, net of Write-offs	Gross Carrying Amount at December 31, 2022
Property Address	Building Count	Location (City, State)	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired/ Date of Construction
1701-1739 NW 79th Ave	2	Miami, FL	(d)	8,300	35,422	127	8,300	35,549	43,849	(1,686)	2022
8200-8234 NW 14th St	1	Miami, FL	(d)	3,966	13,075	(36)	3,966	13,039	17,005	(460)	2022
1425-1435 NW 79th Ave	4	Miami, FL	(d)	3,658	11,033	(4)	3,658	11,029	14,687	(531)	2022
8100 NW 82nd Ave	1	Miami, FL	(d)	5,752	16,896	2	5,752	16,898	22,650	(417)	2022
7850 NW 25th St	1	Miami, FL	(d)	10,631	16,170	3	10,631	16,173	26,804	(335)	2022
2323 NW 82nd Ave	1	Miami, FL	(d)	7,204	29,081	(9)	7,204	29,072	36,276	(1,844)	2022
1151-1181 Cadillac Ct	1	Milpitas, CA	(d)	5,626	6,783	2	5,626	6,785	12,411	(195)	2022
1123-1141 Cadillac Ct	1	Milpitas, CA	(d)	5,436	4,700	—	5,436	4,700	10,136	(133)	2022
901-931 Cadillac Ct	1	Milpitas, CA	(d)	15,798	19,976	2	15,798	19,978	35,776	(492)	2022
1850-1870 Milmont Dr	4	Milpitas, CA	(d)	36,198	18,522	77	36,198	18,599	54,797	(626)	2022
1021-1101 Cadillac Ct	1	Milpitas, CA	(d)	11,337	21,379	2	11,337	21,381	32,718	(504)	2022
2530 Corporate Pl	6	Monterey Park, CA	(d)	31,301	18,873	32	31,301	18,905	50,206	(662)	2022
7303 Edgewater Dr	3	Oakland, CA	(d)	21,368	39,266	99	21,368	39,365	60,733	(1,793)	2022
1111 Jupiter Road	5	Plano, TX	(d)	2,888	17,999	69	2,888	18,068	20,956	(485)	2022
2553 Summit Ave	5	Plano, TX	(d)	3,893	16,933	(26)	3,893	16,907	20,800	(428)	2022
4002-4014 148th Ave NE	9	Redmond, WA	(d)	33,460	28,528	141	33,460	28,669	62,129	(976)	2022
2501-2525 152nd Ave NE	3	Redmond, WA	(d)	25,512	13,124	103	25,512	13,227	38,739	(681)	2022
2425-2495 152nd Ave NE	1	Redmond, WA	(d)	12,947	3,746	5	12,947	3,751	16,698	(133)	2022
2407-2409 152nd Ave NE	1	Redmond, WA	(d)	7,764	1,448	3	7,764	1,451	9,215	(75)	2022
2675-2691 151st Pl NE	6	Redmond, WA	(d)	41,555	19,421	23	41,555	19,444	60,999	(677)	2022
1202 East Arapaho Dr	3	Richardson, TX	(d)	1,451	4,916	26	1,451	4,942	6,393	(311)	2022
801-899 Presidential Dr	1	Richardson, TX	(d)	530	1,619	3	530	1,622	2,152	(112)	2022
750 Presidential Dr	1	Richardson, TX	(d)	816	2,114	—	816	2,114	2,930	(100)	2022
700 Glenville Dr	2	Richardson, TX	(d)	614	2,323	—	614	2,323	2,937	(127)	2022
1300 East Arapaho Bldg. 100	3	Richardson, TX	(d)	1,129	5,281	(4)	1,129	5,277	6,406	(193)	2022
860 Presidential Dr	1	Richardson, TX	(d)	422	1,337	—	422	1,337	1,759	(54)	2022
1231 Columbia Dr	3	Richardson, TX	(d)	1,455	4,886	3	1,455	4,889	6,344	(194)	2022
1303 Columbia Dr	4	Richardson, TX	(d)	1,688	5,880	14	1,688	5,894	7,582	(204)	2022
1231-1251 American Pkwy	1	Richardson, TX	(d)	410	1,508	(1)	410	1,507	1,917	(68)	2022
100-1100 Business Pkwy - 1000	8	Richardson, TX	(d)	2,463	7,056	36	2,463	7,092	9,555	(251)	2022
9201 Corporate Blvd	1	Rockville, MD	(d)	3,735	3,662	72	3,735	3,734	7,469	(321)	2022
9210 Corporate Blvd	1	Rockville, MD	(d)	2,861	9,166	47	2,861	9,213	12,074	(565)	2022
9231 Corporate Blvd	1	Rockville, MD	(d)	3,767	9,386	30	3,767	9,416	13,183	(600)	2022

PS Business Parks, Inc.
Schedule III — Real Estate and Accumulated Depreciation
As of December 31, 2022
(in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition, net of Write-offs	Gross Carrying Amount at December 31, 2022
Property Address	Building Count	Location (City, State)	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired/ Date of Construction
11820 Parklawn Dr	1	Rockville, MD	(d)	939	3,121	26	939	3,147	4,086	(143)	2022
11821 Parklawn Dr	1	Rockville, MD	(d)	742	568	(29)	742	539	1,281	(50)	2022
11900 Parklawn Dr	1	Rockville, MD	(d)	911	1,369	(1)	911	1,368	2,279	(77)	2022
9200 Corporate Blvd	1	Rockville, MD	(d)	5,220	6,243	(14)	5,220	6,229	11,449	(566)	2022
9211 Corporate Blvd	1	Rockville, MD	(d)	3,845	7,658	(92)	3,845	7,566	11,411	(458)	2022
11800 - 11836 Coakley Circle	2	Rockville, MD	(d)	1,621	10,806	32	1,621	10,838	12,459	(522)	2022
1710 Little Orchard	1	San Jose, CA	(d)	18,490	58,334	8	18,490	58,342	76,832	(1,679)	2022
2023-2035 O'Toole Ave	4	San Jose, CA	(d)	18,007	26,248	270	18,007	26,518	44,525	(1,257)	2022
1510-1518 Montague Expressway	6	San Jose, CA	(d)	33,092	78,859	65	33,092	78,924	112,016	(3,579)	2022
1650 Las Plumas Ave	3	San Jose, CA	(d)	22,067	42,760	74	22,067	42,834	64,901	(1,337)	2022
1721 Rogers Ave	3	San Jose, CA	(d)	7,140	11,989	7	7,140	11,996	19,136	(573)	2022
828-848 Charcot Ave	8	San Jose, CA	(d)	19,491	14,643	23	19,491	14,666	34,157	(483)	2022
1431-1437 Doolittle Dr	4	San Leandro, CA	(d)	12,212	17,583	10	12,212	17,593	29,805	(821)	2022
1650 S. Amphlett Blvd	8	San Mateo, CA	(d)	89,912	23,124	74	89,912	23,198	113,110	(969)	2022
1670 S. Amphlett Blvd	1	San Mateo, CA	(d)	1,412	111	(9)	1,412	102	1,514	(14)	2022
3301 Leonard Ct	3	Santa Clara, CA	(d)	24,327	58,785	(295)	24,327	58,490	82,817	(2,466)	2022
1025-1035 Walsh Ave	4	Santa Clara, CA	(d)	33,236	99,459	—	33,236	99,459	132,695	(1,997)	2022
2300-2308 Walsh Ave	11	Santa Clara, CA	(d)	37,957	45,324	20	37,957	45,344	83,301	(1,330)	2022
1811-11831 E. Florence Ave	1	Santa Fe Springs, CA	(d)	42,654	52,964	4	42,654	52,968	95,622	(1,228)	2022
10510 Hathaway Dr	9	Santa Fe Springs, CA	(d)	36,209	43,110	9	36,209	43,119	79,328	(1,077)	2022
2225 E 28th St	6	Signal Hill, CA	(d)	11,768	7,222	9	11,768	7,231	18,999	(364)	2022
2501 E 28th St	6	Signal Hill, CA	(d)	16,742	11,886	55	16,742	11,941	28,683	(603)	2022
1310-1320 Kifer Rd	4	Sunnyvale, CA	(d)	25,282	90,035	98	25,282	90,133	115,415	(4,065)	2022
2421 W. 205th St	5	Torrance, CA	(d)	45,348	6,039	63	45,348	6,102	51,450	(366)	2022
3111 Fortune Way	1	Wellington, FL	(d)	1,621	2,589	2	1,621	2,591	4,212	(86)	2022
3111 Fortune Way	8	Wellington, FL	(d)	15,101	32,710	45	15,101	32,755	47,856	(849)	2022
3111 Fortune Way	3	Wellington, FL	(d)	3,487	6,818	(1)	3,487	6,817	10,304	(152)	2022
3111 Fortune Way	1	Wellington, FL	(d)	432	796	—	432	796	1,228	(12)	2022
3111 Fortune Way	2	Wellington, FL	(d)	440	2,007	—	440	2,007	2,447	(76)	2022
3111 Fortune Way	5	Wellington, FL	(d)	1,548	2,301	1	1,548	2,302	3,850	(44)	2022

PS Business Parks, Inc.
Schedule III — Real Estate and Accumulated Depreciation
As of December 31, 2022
(in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition, net of Write-offs	Gross Carrying Amount at December 31, 2022
Property Address	Building Count	Location (City, State)	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired/ Date of Construction

Development
10018 Spanish Isles Boulevard	—	Boca Raton, FL		206	3,351	1,044	206	4,395	4,601	—	2022
84th Ave South	—	Kent, WA		1,716	10,688	6,657	1,716	17,345	19,061	—	2022
7920 Maitland Drive	—	McLean, VA		20,558	114,458	22,552	20,558	137,010	157,568	—	2022

Land Parcels
Gude Dr. E & Crabb Branch Way	—	Rockville, MD	(d)	1,917	—	2	1,917	2	1,919	—	2022

Total				$1,943,573	$3,714,958	$36,480	$1,943,573	$3,751,438	$5,695,011	$(138,216)

PS Business Parks, Inc.
Schedule III — Real Estate and Accumulated Depreciation
As of December 31, 2022
(in thousands)
Schedule III - Footnotes

(a) The following table summarizes the activity of the Company’s real estate asset for the years ended December 31:

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Balance at beginning of period	$—	$3,184,209	$3,163,787	$3,079,583
Acquisitions of and improvements to properties and development activity	5,697,822	72,190	220,978	89,143
Reclassifications to held for sale	—	89,889	(89,889)	23,045
Dispositions, write-offs and other	(2,811)	(205,214)	(110,667)	(27,984)
Balance at end of year	$5,695,011	$3,141,074	$3,184,209	$3,163,787

(b) The following table summarizes the activity of the Company’s accumulated depreciation for the years ended December 31:

	Successor	Predecessor
	Period from July 20, 2022 through December 31, 2022	Period from January 1, 2022 through July 19, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Balance at beginning of period	$—	$(1,178,341)	$(1,229,035)	$(1,159,703)
Depreciation expense	(141,027)	(48,884)	(90,176)	(93,265)
Dispositions, write-offs and other	2,811	114,894	84,586	35,476
Reclassifications to held for sale	—	(56,284)	56,284	(11,543)
Balance at end of year	$(138,216)	$(1,168,615)	$(1,178,341)	$(1,229,035)

(c) Depreciation is computed based upon the following estimated lives (in years):

Buildings	10-40 years
Building equipment and fixtures	5-10 years
Land and building improvements	10-15 years
Tenant improvements	Shorter of the asset's useful life or the noncancelable term of lease

(d) Properties with an aggregate undepreciated cost of $5,511,120 secure $3,865,553 of mortgage notes. Refer to Note 5 — Debt to the Consolidated Financial Statements for more information related to our mortgage debt.

(e) At December 31, 2022, the aggregate cost of land, buildings, and equipment for federal income tax purposes was $1,762,333 (unaudited).

Exhibits

Exhibit Number	Exhibit Description

2.1
Distribution and Contribution Agreement, dated as of July 20, 2022, between PS Business Parks, Inc., PS Business Parks, L.P., Sequoia Parent LP, Sequoia Parent 2 LP, Sequoia Parent 3 LP, and B9 Sequoia NC Parent LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 2022).

2.2
Agreement and Plan of Merger, dated as of April 24, 2022, by and among PS Business Parks, Inc., PS Business Parks, L.P., Sequoia Parent LP, Sequoia Merger Sub I LLC and Sequoia Merger Sub II LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 5, 2022).

3.1	Amended and Restated Charter of PS Business Parks, Inc., dated July 20, 2022 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 22, 2022).

3.2	Amended and Restated Bylaws of PS Business Parks, Inc., dated July 20, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 22, 2022).

3.3
Articles Supplementary designating shares of the Company’s 12% Series A Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on July 22, 2022).

4.1
Deposit Agreement Relating to 5.25% Cumulative Preferred Stock, Series X of PS Business Parks, Inc. dated as of September 12, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 13, 2017).

4.2
Deposit Agreement Relating to 5.20% Cumulative Preferred Stock, Series Y of PS Business Parks, Inc. dated as of November 30, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 1, 2017).

4.3
Deposit Agreement Relating to 4.875% Cumulative Preferred Stock, Series Z of PS Business Parks, Inc. dated as of October 24, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 25, 2019).

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

10.5†
Confidential Separation Agreement and General Release, effective March 23, 2022, between the Company and Dan “Mac” Chandler, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022).

10.6
Support Agreement, dated as of April 24, 2022, by and between Sequoia Parent LP, PS Business Parks, Inc. and Public Storage (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 25, 2022).

21*	List of Subsidiaries.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	18 U.S.C. § 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
____________________________
* Filed herewith.
** Furnished herewith.
† Denotes management contract or compensatory plan agreement or arrangement.

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PS BUSINESS PARKS, INC.

February 28, 2023	By:	/s/ Luke Petherbridge
Luke Petherbridge
Chief Executive Officer and Secretary
(Principal Executive Officer)

February 28, 2023	By:	/s/ Matthew L. Ostrower
Matthew L. Ostrower
Chief Financial Officer, Vice President and Treasurer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature
February 28, 2023	Chief Executive Officer and Secretary	/s/ Luke Petherbridge
Luke Petherbridge

February 28, 2023	Chief Financial Officer, Vice President and Treasurer
	(Principal Financial and Accounting Officer)	/s/ Matthew L. Ostrower
Matthew L. Ostrower

February 28, 2023	Director	/s/ Timothy J. Beaudin
Timothy J. Beaudin

February 28, 2023	Director	/s/ Justin Brown
Justin Brown

February 28, 2023	Director	/s/ Andrea Drasites
Andrea Drasites

February 28, 2023	Director	/s/ Ernest M. Freedman
Ernest M. Freedman

February 28, 2023	Director	/s/ Ryan Ingle
Ryan Ingle

February 28, 2023	Director	/s/ David Levine
David Levine

February 28, 2023	Director	/s/ Samantha Wallack
Samantha Wallack